Form 10QSB
period 1996-03-31
CANTERBURY PARK HOLDING CORP
filed 1996-05-15
CIK 926761

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                     FORM 10-QSB


(Mark One)


XXX  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
- - ---  SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED MARCH 31, 1996.

___  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM ________ TO__________.

                           Commission File Number 0-24554
                                                  -------

                        Canterbury Park Holding Corporation
                   ----------------------------------------
            (Exact name of business issuer as specified in its charter)


         Minnesota                               41-1775532
         ----------                              -------------
(State or other jurisdiction                (IRS Employer Identification No.)
 of incorporation or organization)

1100 Canterbury Drive, Shakopee, Minnesota  55379
- - ------------------------------------------  -----
(Address of principal executive offices)    (Zip Code)


                             (612) 445-7223
                        -----------------------
                        (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been
subject to such filing requirements for the past 90 days.   YES __X__   NO  ___

The Company had 2,939,271 shares of common Stock, $.01 par value per share, outstanding as of May 10, 1996.

                         Canterbury Park Holding Corporation

                                        INDEX

                                                                Page
                                                                ----
PART 1.  FINANCIAL INFORMATION

    Item 1.   FINANCIAL STATEMENTS

              Consolidated Balance Sheets as of
              March 31, 1996 and December 31, 1995................3

              Consolidated Statement of Operations for the
              periods ended March 31, 1996 and 1995...............4

              Consolidated Statement of Cash Flows for the
              periods ended March 31, 1996 and 1995...............5

              Notes to Consolidated Financial Statements..........6

    Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS................7


PART II. OTHER INFORMATION.......................................10

    Signatures...................................................10

    Exhibit 1 EARNINGS PER SHARE SCHEDULE........................11

                  CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996 AND DECEMBER 31, 1995 (UNAUDITED)
- - --------------------------------------------------------------------------

                                                 MARCH 31,      DECEMBER 31,
                                                   1996            1995

ASSETS

CURRENT ASSETS
    Cash                                        $ 483.195       $ 388,571
    Accounts receivable, net of allowance
      for uncollectible accounts                  129,767         237,928
    Inventory                                      77,473          88,806
    Deposits                                       20,250          20,250
    Prepaid expenses                               84,996          89,198
                                                ----------      ---------
              Total current assets                795,681         824,753

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $1,377,502 and $1,186,073,
  respectively                                  8,939,155       9,143,662

INTANGIBLE ASSETS, net of accumulated
   amortization of $6,515 and $5,378,
   respectively                                    16,185          17,322
                                                 ---------      ---------
                                              $ 9,751,021     $ 9,985,737
                                              ============    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                            $ 709,169       $ 672,800
    Accrued wages and payroll taxes               114,093         144,052
    Accrued interest                              161,300         109,340
    Advance from shareholder (Note 2)           1,599,302       2,427,309
    Accrued property taxes                        482,109         386,124
    Payable to horsepersons                       449,866         533,711
                                                ---------       ---------
              Total current liabilities         3,515,839       4,273,336

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY
    Common stock, $.01 par value, 10,000,000
      shares authorized, 2,939,271 shares
      issued and outstanding                       29,393          29,393
    Additional paid-in capital                  7,837,004       7,837,004
    Accumulated deficit                       ( 1,631,215 )   ( 2,153,996 )
                                               -----------     -----------
              Total shareholders' equity        6,235,182       5,712,401
                                               -----------     -----------
                                              $ 9,751,021     $ 9,985,737
                                               ===========     ===========

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS
PERIODS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)
- - ------------------------------------------------------------------------------

                                              THREE MONTHS     THREE MONTHS
                                                 ENDED            ENDED
                                             MARCH 31, 1996    MARCH 31,1995

OPERATING REVENUES:
    Pari-mutuel                               $ 2,634,991       $ 2,511,439
    Concessions                                   380,568           278,480
    Admissions and parking                         65,639            77,026
    Programs and racing forms                     138,105           147,398
    Other operating revenue                        71,430            92,610
                                                ---------         ---------
                                                3,290,733         3,106,953

OPERATING EXPENSES:
    Pari-mutuel expenses
         Statutory purses                         183,402           197,169
         Host track fees                          459,932           430,397
         Pari-mutuel taxes                        158,184           151,116
         Minnesota breeders' fund                 140,270           133,628
    Salaries and benefits                         594,847           663,530
    Cost of concession sales                       92,526            77,789
    Cost of publication sales                     165,200           159,762
    Depreciation and amortization                 196,366           166,996
    Utilities                                     148,569           144,606
    Repairs, maintenance and supplies              52,384           114,527
    Property taxes                                 95,985           101,609
    Advertising and marketing                      87,484            83,283
    Other operating expenses                      331,470           485,898
                                                ---------         ---------
                                                2,706,619         2,910,310

NONOPERATING (EXPENSES) REVENUES:
    Interest  expense                             (62,253)          (33,675)
    Other, net                                        920             8,776
                                                ---------         ---------
                                                  (61,333)          (25,399)
                                                ---------         ---------
INCOME BEFORE INCOME TAX EXPENSE                  522,781           171,244
INCOME TAX EXPENSE                                                   23,896
                                                ---------         ---------
NET INCOME                                    $   522,781       $   147,348
                                                =========         =========
NET INCOME PER COMMON AND
    COMMON EQUIVALENT SHARE                   $       .15       $       .05
                                                =========         =========
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                 4,733,796         2,939,271
                                                =========         =========


See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS
PERIODS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)
- - ------------------------------------------------------------------------------
                                              THREE MONTHS     THREE MONTHS
                                                 ENDED            ENDED
                                             MARCH 31, 1996    MARCH 31,1995
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                $   522,781       $   147,348
    Adjustments to reconcile net  income to
    net cash provided by operations:
     Depreciation and amortization                196,366           166,996
     Decrease (increase) in accounts receivable   108,161           (16,047)
     Decrease (increase) in other current assets   15,535          (100,556)
     Increase in accounts payable and
      accrued expenses                              6,410           321,980
     Increase (decrease) in accrued interest       51,960            (6,522)
     Increase in accrued property taxes            95,985           101,608
     Increase in accrued income taxes                                23,896
     Decrease in payable to horsepersons          (83,845)          (16,792)
                                                ---------         ---------
       Net cash provided by operations            913,353           621,911


CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment           (13,222)         (193,743)
    Proceeds from sale of property and
     equipment, net                                22,500
                                                ---------         ---------
         Net cash provided by (used in)
          investing activities                      9,278          (193,743)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment on advance from shareholder, net     (828,007)         (300,000)
                                                ---------         ---------
NET INCREASE IN CASH                               94,624           128,168

CASH AT BEGINNING OF PERIOD                       388,571           323,259
                                                ---------         ---------
CASH AT END OF PERIOD                         $   483,195       $   451,427
                                                =========         =========

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)
- - ---------------------------------------------------------------------------
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The summary of significant accounting policies is included in the notes to consolidated financial statements in the 1995 Annual Report on form 10-KSB.

    INCOME TAXES - Income tax expense is computed by applying the estimated annual effective tax rate to the year-to-date income. In 1996, income tax expense of approximately $224,000 is offset by a reduction in the valuation allowance recorded on the deferred tax asset related to the Company's net operating loss carryforward.

    EARNINGS PER SHARE - Earnings per share for the three months ended March 31, 1996 is calculated using the modified treasury stock method.

    UNAUDITED FINANCIAL STATEMENTS - The consolidated balance sheet as of March 31, 1996, the consolidated statement of operation for the three months ended March 31, 1996 and 1995, the consolidated statement of cash flows for the three months ended March 31, 1996 and 1995, and the related information contained in these notes have been prepared by management without audit.
    In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.

2.  RELATED-PARTY TRANSACTIONS

    At March 31, 1996, the Company had a $3,000,000 line of credit arrangement with the Company's majority shareholder, of which $1,599,302 was outstanding. The interest rate for borrowings under the line of credit was prime plus 2%. The line of credit may be canceled on 90 days notice. Management believes that funds available under this line of credit, or any other line of credit which replaces it, along with funds generated from simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 1996. If the line of credit is not replaced, the Company's majority shareholder has agreed not to terminate the line of credit prior to March 31, 1997.

3.  CONTINGENCIES

    In accordance with the Earn Out Note, If (i) off-track betting becomes legally permissible in the State of Minnesota and (ii) the Company begins to conduct off-track betting with respect to or in connection with its operations, the Company will be required to pay to the IMR Fund, L.P. the greater of $700,000 per operating year, as defined, or 20% of the net pretax profit, as defined, for each of five operating years. At the date (if any) that these two conditions are met, the five minimum payments will be discounted back to their present value and the sum of those discounted payments will be recorded as an increase to the purchase price. The purchase price will be further increased if payments become due under the 20% of Net Pre-Tax Profit calculation. The first payment is to be made 90 days after the end of the third operating year in which off-track betting is conducted by the Company. Remaining payments would be made within 90 days of the end of each of the next four operating years.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL
    Canterbury Park Holding Corporation (the "Company") owns and operates Canterbury Park (the "Racetrack"), the only pari-mutuel horse racing facility in the State of Minnesota. The Company's revenues for the period from January 1, 1996 to March 31, 1996 were derived primarily from pari-mutuel take-out on races simulcast to Canterbury Park from racetracks throughout the country during 77 days of simulcast racing. In 1996 the Company intends to conduct over 300 simulcast racing days and additional revenues will be derived from pari-mutuel take-out on live thoroughbred and quarterhorse racing at Canterbury Park when the Company conducts its 51-day live racing meet from May 25, 1996 to August 18, 1996. In addition to pari-mutuel revenues, the Company generates revenues from admissions, advertising, parking, publication sales, concessions, special events and other sources of revenue.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995:

    During the first three months of 1996 the Company operated 77 simulcast racing days compared to 79 racing days in 1995. Total wagering handle for the quarters ended March 31, 1996 and 1995 was $13,290,549 and $12,680,502,
respectively. Total attendance for the periods ending March 31, 1996 and 1995 was 40,069 and 43,405, respectively, resulting in an average of 520 and 549 patrons per simulcast day, respectively, and per-patron wagering of $331 and $292, respectively.

    Pari-mutuel revenue (gross wagering after deducting statutorily mandated amounts from the handle to be paid to winning bettors or "take-out") for the periods ending March 31, 1996 and 1995 was $2,634,991 and $2,511,439,
respectively. Total pari-mutuel expenses including state pari-mutuel taxes, contributions to the Minnesota Breeders' Fund, statutory purses and host fees were $941,788 and $912,310 for the periods ending March 31, 1996 and 1995, respectively.

    One of the Company's largest single expense items is horsepersons purses, which Minnesota law requires to be set aside from pari-mutuel revenues. The minimum percentage required by law to be set aside for purses varies substantially depending on the time of the year the simulcasting is conducted. For a 25 week period beginning in early May, which is the statutorily-established "Racing Season," 50% of the net retainage is allocated to a fund for the payment of purses during the live meet. For the remaining 27 weeks of the year, November through April, funds accumulate for purses at the rate of 25% of retainage after deducting an 8% expense factor. During the first quarter of any calendar year, the Company benefits from the lower "non-racing season" purse rate.

    On April 11, 1996, new legislation was enacted which exempts the first $12 million per year of pari-mutuel revenue from the pari-mutuel tax, beginning July 1, 1996 and ending July 1, 1999. The legislation also allows Canterbury Park to retain uncashed winning tickets from the enactment date of this legislation until December 31, 1999. The benefits of this legislation to the Company are expected to be approximately $750,000 per year and an additional $250,000 will increase purses paid to horsepersons. The benefit in 1996 will be considerably less than these annual estimates as the legislation will be in effect for only the final two quarters.

    Concession revenues were 37% higher than the comparable period in 1995 due primarily to the success of three profitable special events during the first quarter of 1996. During the first three months of 1996, Canterbury Park hosted two major competitive snowmobile races and a three-day arts and crafts fair, drawing an average of more than 15,000 spectators per event. During the comparable period in 1995, Canterbury Park hosted one snowmobile race and included two of three days of an arts and crafts fair. The snowmobile race in 1995, although gaining Canterbury Park a reputation as one of the premier snowmobile racing venues in the world, was not profitable. The Company hosted a series of three snowmobiling events at the facility during the 1995-1996 winter season. This allowed the Company to allocate the cost of preparing the racing surface to three events compared to only the single event in February of 1995. In addition, the Company did not directly promote the events in 1996, but rather leased the facility to the promoters. This reduced the Company's risk and operating expenses.

    Admissions, parking, program and racing form and other operating revenues were lower in the 1996 period than in 1995, due to lower per-day simulcast attendance.

    Salaries and benefits are lower for the 1996 period than in 1995 due to efficiencies gained in the concessions and mutuels areas. In addition, after the 1995 live meet, certain reductions and consolidations of full-time staff were enacted to reduce wage expenses for the Company.

    Depreciation and amortization have increased from the 1995 period due to the acquisition of significant amounts of video equipment in the second quarter of 1995.

    Repairs, maintenance and supplies expenditures decreased 54% from the comparable period last year. This is due primarily to the extensive repairs and improvements necessary in 1995 to bring the facility up to par for the inaugural 1995 live race meet. In addition, in 1996, an unseasonably cold month of March resulted in deferrals of routine track, grounds and barn preparation to the second quarter.

    Other operating expense levels were lower for the 1996 period due to stabilization of operations and increased focus on expense control in 1996. In addition, other operating expenses in 1995 included approximately $75,000 of net expenses related to the inaugural snowmobile race in February of 1995. These expenses are not reflected in the 1996 Financial Statements as these costs were paid directly or reimbursed by the promoters in accordance with our facility rental agreement.

    Net interest expense has increased 85% from the three month period ending March 31, 1995 due to increases in amounts payable to horsepersons and in advances on a line of credit with Mr. Curtis Sampson, the Company's Chairman. The average daily balance of advances on the line of credit was approximately $1.7 million for the first quarter of 1996, compared to $1.1 million for the first quarter of 1995. Amounts payable to Horsepersons was $395,575 at March 31, 1995 compared to $449,866 at March 31, 1996. In addition, the interest rate paid on amounts due to Horsepersons has increased from 6.0% during the first three months of 1995 to an average of 8.33% for the same period in 1996. The average interest rate on the line of credit was 10.83% for the 1995 period compared to 10.33% in 1996.

    Net income was $522,781 for the three months ended March 31, 1996 compared to $147,348 in 1995, which was net of estimated income taxes of $23,896. There is no estimated income tax expense for the three months ended March 31, 1996. Because management does not anticipate net income for the year ended December 31, 1996 to exceed the net operating loss carryforward available at December 31, 1995. As discussed above, an increased portion of the Company's take-out will be allocated to purses during six of the next nine months and, due to the additional expenses that will be incurred in connection with live racing, the Company does not expect income during the first quarter of fiscal year 1996 to continue through the second and third quarters of fiscal year 1996.

LIQUIDITY AND CAPITAL RESOURCES

    During the period January 1, 1996 through March 31, 1996, cash provided by operating activities was $913,353, which resulted principally from net income of $522,781. Other items providing cash for operations included depreciation and amortization of $196,366, decreases in accounts receivable and other current assets of $123,696, an increase in accrued property taxes of $95,985, an increase in accrued interest of $51,960, and an increase in accounts payable and accrued expenses of $6,410. These items are partially offset by a decrease in amounts payable to horsepersons of $83,845. During the period January 1, 1996 through March 31, 1996, cash used in financing activities was $828,007, which was the result of payments reducing the Company's line of credit with Mr. Curtis Sampson.

    Under its agreement with the horsepersons' associations (the "horsepersons") the Company is required to segregate purse funds received from simulcasting for future payment as purses for live racing or for other uses of the horsepersons. Pursuant to this agreement, during the quarter ended March 31, 1996, the Company has transferred into a trust account to paid directly to the horsepersons approximately $250,000. At March 31, 1996, the Company had an additional $449,866 liability to the horsepersons which will be paid with interest in 1996 in accordance with the agreement.

    Approximately $385,000 of the Company's accrued property tax balance of $482,200 at March 31, 1996 represents estimated 1995 taxes due and payable in 1996. The estimated tax accrual for the quarter ended March 31, 1996 (due and payable in 1997) has been based on the current valuation for the property of $6,000,000.

    The Company believes that the funds to be generated from operations together with funds available under its $3,000,000 line of credit with Mr. Sampson will be sufficient to satisfy its liquidity and capital resource requirements for the next twelve months. The Company anticipates that it may pay down a portion of the borrowings under the line of credit with funds generated from operations and borrow additional amounts under the line of credit as funds are needed for working capital purposes. The Company is also attempting to obtain a credit facility from a traditional lender to replace the line of credit with Mr. Sampson. Mr. Sampson has advised the Company that if it is unable to obtain a credit facility from a traditional lender, then he will keep his line of credit in place until March 31, 1997. As of May 10, 1996, borrowings under the line of credit were $1,489,409.

                                      PART II
                                  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None

Item 2.  CHANGES IN SECURITIES

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)       Exhibits

                   Exhibit 1  EARNINGS PER SHARE SCHEDULE

         (b)       Reports on Form 8-K

                   None

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        Canterbury Park Holding Corporation


Dated:  May 14, 1996    /s/ Randall D. Sampson
                        ------------------------------------------------------
                        Randall D. Sampson,
                        President, Chief Executive Officer and Treasurer