Form 10-Q
period 1996-06-30
CANTERBURY PARK HOLDING CORP
filed 1996-08-12
CIK 926761

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB


(Mark One)

XXX   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
- - ----  OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
- - ----  OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO__________.

                        Commission File Number 0-24554

                      Canterbury Park Holding Corporation
      ------------------------------------------------------------------
          (Exact name of business issuer as specified in its charter)


           Minnesota                                         41-1775532
- - ---------------------------------                     -------------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)

 1100 Canterbury Road, Shakopee, Minnesota    55379
- - -------------------------------------------  -------------
 (Address of principal executive offices)     (Zip Code)

                                (612) 445-7223
                        ------------------------------
                          (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO
   -----   -----

The Company had 2,954,371 shares of common stock, $.01 par value per share, outstanding as of August 9, 1996.

                      Canterbury Park Holding Corporation

                                     INDEX


                                                                           PAGE
                                                                           ----
PART 1.   FINANCIAL INFORMATION

          Item 1. FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of
                  June 30, 1996 and December 31, 1995..........................3

                  Consolidated Statement of Operations for the periods
                  ended June 30, 1996 and 1995.................................4

                  Consolidated Statement of Cash Flows for the periods
                  ended June 30, 1996 and 1995.................................5

                  Notes to Consolidated Financial Statements...................6

          Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.. .......................7


PART II.  OTHER INFORMATION...................................................12

          Signatures..........................................................12

              CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 AND DECEMBER 31, 1995 (UNAUDITED)
- - -------------------------------------------------------------------------------

                                                                            JUNE 30,          DECEMBER 31,
                                                                              1996                1995
ASSETS

CURRENT ASSETS
  Cash                                                                     $   706,566        $    388,571
  Accounts receivable, net of allowance for uncollectible accounts             329,360             237,928
  Inventory                                                                    100,884              88,806
  Deposits                                                                      20,000              20,250
  Prepaid expenses                                                             162,965              89,198
                                                                          -------------     ---------------
              Total current assets                                           1,319,775             824,753

PROPERTY AND EQUIPMENT, net of accumulated depreciation
  of $1,566,232 and $1,186,073, respectively                                 9,003,678           9,143,662

INTANGIBLE ASSETS, net of accumulated amortization of
   $7,649 and $5,378, respectively                                              15,051              17,322
                                                                          -------------     ---------------
                                                                           $ 10,338,504       $   9,985,737
                                                                          -------------     ---------------
                                                                          -------------     ---------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                         $ 1,276,735        $    672,800
  Accrued wages and payroll taxes                                              368,595             144,052
  Accrued interest                                                             123,204             109,340
  Advance from shareholder (Note 2)                                          1,770,108           2,427,309
  Accrued property taxes                                                       385,578             386,124
  Payable to horsepersons                                                      761,338             533,711
                                                                          -------------     ---------------
              Total current liabilities                                      4,685,558           4,273,336

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value, 10,000,000 shares authorized,
     2,949,371 shares issued and outstanding                                    29,494              29,393
  Additional paid-in capital                                                 7,856,141           7,837,004
  Accumulated deficit                                                       (2,232,689)         (2,153,996)
                                                                          -------------     ---------------
            Total shareholders' equity                                       5,652,946           5,712,401
                                                                          -------------     ---------------
                                                                           $ 10,338,504       $  9,985,737
                                                                          -------------     ---------------
                                                                          -------------     ---------------


See notes to consolidated financial statements.

               CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY
- - -------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS
PERIODS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)


                                                          THREE MONTHS    THREE MONTHS    SIX MONTHS     SIX MONTHS
                                                              ENDED           ENDED          ENDED          ENDED
                                                          JUNE 30, 1996   JUNE 30, 1995  JUNE 30, 1996  JUNE 30,1995
OPERATING REVENUES:
  Pari-mutuel                                              $  4,077,679    $ 4,114,040    $ 6,712,670    $ 6,625,479
  Concessions                                                   721,607        797,703      1,102,175      1,076,183
  Admissions and parking                                        234,805        321,729        300,444        398,755
  Programs and racing forms                                     278,508        297,559        416,613        444,957
  Other operating revenue                                        83,663        118,116        155,093        210,726
                                                          --------------  -------------   ------------  -------------
                                                              5,396,262      5,649,147      8,686,995      8,756,100

OPERATING EXPENSES:
  Pari-mutuel expenses
    Statutory purses                                          1,233,586      1,241,982      1,416,988      1,439,152
    Host track fees                                             488,853        474,467        948,785        904,865
    Pari-mutuel taxes                                           236,112        244,932        394,296        396,048
    Minnesota breeders' fund                                    202,897        208,812        343,167        342,440
  Salaries and benefits                                       1,379,089      1,625,631      1,973,936      2,289,161
  Cost of concession sales                                      226,458        245,484        318,984        323,273
  Cost of publication sales                                     305,639        315,815        470,839        475,577
  Depreciation and amortization                                 199,078        185,831        395,444        352,826
  Utilities                                                     174,390        165,744        322,959        310,349
  Repairs, maintenance and supplies                             173,416        337,819        225,800        452,346
  Property taxes                                                 95,985        101,609        191,970        203,217
  Advertising and marketing                                     562,660        635,453        650,144        718,736
  Other operating expenses                                      671,724        780,950      1,003,194      1,266,849
                                                          --------------  -------------   ------------  -------------
                                                              5,949,887      6,564,529      8,656,506      9,474,839

NONOPERATING (EXPENSES) REVENUES:
  Interest  expense                                             (52,904)       (39,510)      (115,157)       (73,185)
  Other, net                                                      5,055          5,443          5,975         13,719
                                                          --------------  -------------   ------------  -------------
                                                                (47,849)       (34,067)      (109,182)       (59,466)
                                                          --------------  -------------   ------------  -------------

LOSS BEFORE INCOME TAX BENEFIT                                 (601,474)      (949,449)       (78,693)      (778,205)

INCOME TAX BENEFIT                                                             (23,896)
                                                          --------------  -------------   ------------  -------------
NET LOSS                                                   $   (601,474)   $  (925,553)   $   (78,693)   $  (778,205)
                                                          --------------  -------------   ------------  -------------
                                                          --------------  -------------   ------------  -------------

NET LOSS PER COMMON &
  COMMON EQUIVALENT SHARE                                  $       (.20)   $      (.31)   $      (.03)   $     (.26)
                                                          --------------  -------------   ------------  -------------
                                                          --------------  -------------   ------------  -------------

WEIGHTED AVERAGE NUMBER OF COMMON & COMMON EQUIVALENT
  SHARES OUTSTANDING                                          2,943,468      2,939,271      2,941,369      2,939,271
                                                          --------------  -------------   ------------  -------------
                                                          --------------  -------------   ------------  -------------


See notes to consolidated financial statements.

              CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS
PERIODS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)
- - -------------------------------------------------------------------------------

                                                      SIX MONTHS      SIX MONTHS
                                                         ENDED           ENDED
                                                     JUNE 30, 1996   JUNE 30, 1995

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                              $   (78,693)   $   (778,205)
 Adjustments to reconcile net  income to net
 cash provided by operations:
  Depreciation and amortization                            395,444         352,826
  Increase in accounts receivable                          (91,432)       (154,241)
  Increase in other current assets                         (85,595)       (203,156)
  Increase in accounts payable and accrued expenses        828,478         990,794
  Increase in accrued interest                              13,864          13,850
  Decrease in accrued property taxes                          (546)       (273,499)
  Increase in payable to horsepersons                      227,627         378,836
                                                       ------------   --------------
    Net cash provided by operations                      1,209,147         327,205


CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                      (320,689)       (813,540)
 Proceeds from sale of property and equipment, net          67,500
                                                       ------------   --------------
   Net cash used in investing activities                  (253,189)       (813,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds (payments) on advance from shareholder, net     (657,201)        681,465
 Proceeds on exercise of options                            19,238
                                                       ------------   --------------
 Net cash (used in) provided by financing activities      (637,963)        681,465

NET INCREASE IN CASH                                       317,995         195,130

CASH AT BEGINNING OF PERIOD                                388,571         323,259
                                                       ------------   --------------
CASH AT END OF PERIOD                                  $   706,566     $   518,389
                                                       ------------   --------------
                                                       ------------   --------------



See notes to consolidated financial statements.

              CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)
- - -------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The summary of significant accounting policies is included in the notes to consolidated financial statements in the 1995 Annual Report on form 10-KSB.

    UNCASHED WINNING TICKETS- On April 11, 1996, legislation became effective in Minnesota whereby winning pari-mutuel tickets which are not cashed within one year of the end of the respective race meet will become the property of the Company. The legislation is effective through December 31, 1999 after which uncashed winning tickets will again be remitted to the State of Minnesota. The Company will record revenue associated with the uncashed winning tickets at the time that management estimates, based on historical experience, that management can reasonably estimate the amount of additional winning tickets from a race meet that will be presented for payment. For the six months ended June 30, 1996, approximately $17,000 has been recorded in pari-mutuel revenue related to uncashed tickets.

    PARI-MUTUEL TAXES- The legislation referred to above also provided that, beginning July 1, 1996, the first $12 million of pari-mutuel revenue would be exempt from the 6% pari-mutuel tax. The legislation is effective until July 1, 1999 and will benefit the horsepersons' purse fund as well as the Company. Effective July 1, 1996, pari-mutuel taxes will be estimated for each 12 month period from July 1 through June 30, and an estimated annual effective rate will be applied to all pari-mutuel revenues.

    UNAUDITED FINANCIAL STATEMENTS - The consolidated balance sheet as of June 30, 1996, the consolidated statement of operations for the three and six months ended June 30, 1996 and 1995, the consolidated statement of cash flows for the six months ended June 30, 1996 and 1995, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.

2.  RELATED-PARTY TRANSACTIONS

    At June 30, 1996, the Company had a $3,000,000 unsecured line of credit arrangement with the Company's majority shareholder, of which $1,770,108 was outstanding. The interest rate for borrowings under the line of credit is prime plus 2%. Management believes that funds available under this line of credit, or any other line of credit which replaces it, along with funds generated from simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 1996. If the line of credit is not replaced, the Company's majority shareholder has agreed not to terminate this line of credit prior to March 31, 1997.

3.  CONTINGENCIES

    In accordance with an Earn Out Note, given to the prior owner of the racetrack as part of the purchase price, if (i) off-track betting becomes legally permissible in the State of Minnesota and (ii) the Company begins to conduct off-track betting with respect to or in connection with its operations, the Company will be required to pay to the IMR Fund, L.P. the greater of $700,000 per operating year, as defined, or 20% of the net pretax profit, as defined, for each of five operating years. At the date (if any) that these two conditions are met, the five minimum payments will be discounted back to their present value and the sum of those discounted payments will be recorded as an increase to the purchase price. The purchase price will be further increased if payments become due under the 20% of Net Pre-Tax Profit calculation. The first payment is to be made 90 days after the end of the third operating year in which off-track betting is conducted by the Company. Remaining payments would be made within 90 days of the end of each of the next four operating years.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Canterbury Park Holding Corporation (the "Company") owns and operates Canterbury Park (the "Racetrack"), the only pari-mutuel horse racing facility in the State of Minnesota. The Company's revenues for the period from January 1, 1996 to June 30, 1996 were derived primarily from pari-mutuel take-out on races simulcast to Canterbury Park from racetracks throughout the country during 155 days of simulcast racing and from 23 days of live racing conducted at Canterbury Park. In 1996 the Company intends to conduct over 300 simulcast racing days and 51 days of live racing featuring thoroughbred and quarter horse racing at Canterbury Park as the Company conducts its live racing meet from May 25, 1996 to August 18, 1996. In addition to pari-mutuel revenues, the Company generates revenues from admissions, advertising, parking, publication sales, concessions, special events and other sources of revenue.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995:

     While revenues for the six months ended June 30, 1996 were flat compared to the same period in 1995, the net loss for the 1996 period was $78,693 compared to a loss of $778,205 for the same period of 1995. The significant improvement in operating results for the first six months of 1996 compared to the first six months of 1995 is due primarily to an 8.6% decrease in operating expenses. At June 30, 1996, the Company was in the midst of hosting its second live meet. Experience gained during the 1995 live meet has enabled the Company to reduce expenses, particularly labor costs, in 1996.

     In addition to labor costs, repairs and maintenance expense for the 1996 period was substantially lower than the prior year due to the significant repairs and maintenance necessary to return live racing to the facility in 1995 for the first time in almost three years.

SUMMARY OF OPERATING DATA:
                                                   SIX MONTHS       SIX MONTHS
                                                      ENDED           ENDED
                                                  JUNE 30, 1996    JUNE 30, 1995

  RACING DAYS
     Simulcast only days                                    132             134
     Live and simulcast days                                 23              24
                                                  -------------   -------------
                    Total Racing Days                       155             158

  ATTENDANCE
     Simulcast only days                                 73,162          74,656
     Live and simulcast days                             85,645          99,653
                                                  -------------   -------------
                    Total Attendance                    158,807         174,309

  ON-TRACK HANDLE
     Simulcast only days                          $  22,732,000   $  21,318,000
     Live and simulcast days                         10,286,000      11,716,000
     Out-of-state live handle                         4,389,000       1,172,000
                                                  -------------   -------------
                    Total Handle                  $  37,407,000   $  34,206,000

  AVERAGE DAILY ATTENDANCE                                1,025           1,103

  ON-TRACK PER CAPITA WAGERING                    $         208   $         190

  ON-TRACK AVERAGE DAILY HANDLE                   $     213,019   $     209,076



     As illustrated in the above table, attendance on simulcast only days for the six months ended June 30, 1996 was approximately the same as the first six months of 1995. However, average daily handle on simulcast days increased by 8.2% due to an increase in per capita wagering from $285 in 1995 to $311 in 1996.

     On 23 live racing days during the six months ended June 30, 1996, average daily attendance declined by 10.3% and average on-track live and simulcast handle decreased by 8.4% compared to the 24 live racing days conducted during the six months ended June 30, 1995. The reduction is due primarily to differences in the racing schedule which featured an earlier start and an additional week-end of live racing during the 1995 period.
These changes in the racing schedule resulted in four day weeks in 1996 while the 1995 live meet commenced with several three day weeks highlighted by large opening weekend crowds.

     While on-track handle during the live meet showed a decline for the 1996 period compared to 1995, total average daily handle, which includes amounts wagered on Canterbury Park live races transmitted to out-of-state simulcast sites, increased by over 18% from $537,000 to $638,000. The 274% increase in out-of-state handle for the 1996 period is due to a change to night racing on Thursday, Friday and Saturday as well as greater interest in the Canterbury Park racing program by simulcast sites throughout the country. While the gains in out-of-state handle represent a positive trend, the Company's profit margin on wagers placed on Canterbury Park live races at out-of-state locations is substantially less than the margin on wagers placed at Canterbury Park.

     One of the Company's largest single expense items is horsepersons purses, which Minnesota law requires to be set aside from pari-mutuel revenues. The minimum percentage required by law to be set aside for purses varies substantially depending on the time of the year the simulcasting is conducted. For a 25 week period beginning in early May, which is the statutorily-established "Racing Season," 50% of the net retainage is allocated to a fund for the payment of purses during the live meet. For the remaining 27 weeks of the year, November through April, funds accumulate for purses at the rate of 25% of retainage after deducting an 8% expense factor. Therefore, during the first four months and last two months of any calendar year, the Company benefits from the lower "non-racing season" purse rate.

     On April 11, 1996, legislation became effective in Minnesota whereby winning pari-mutuel tickets which are not cashed within one year of the end of the respective race meet will become the property of the Company. The legislation is effective through December 31, 1999 after which uncashed winning tickets will again be remitted to the State of Minnesota. The Company will record revenue associated with the uncashed winning tickets at the time that management estimates, based on historical experience, that management can reasonably estimate the amount of additional winning tickets from a race meet that will be presented for payment. For the six months ended June 30, 1996, approximately $17,000 has been recorded in pari-mutuel revenue related to uncashed tickets.

     The legislation referred to above also provided that, beginning July 1, 1996, the first $12 million of pari-mutuel revenue would be exempt from the 6% pari-mutuel tax. The legislation is effective until July 1, 1999 and will benefit the horsepersons' purse fund as well as the Company. Effective July 1, 1996, pari-mutuel taxes will be estimated for each 12 month period from July 1 through June 30, and an estimated annual effective rate will be applied to all pari-mutuel revenues.

     During the first six months of 1996, Canterbury Park hosted two major competitive snowmobile races and a three-day arts and crafts fair, drawing an average of more than 15,000 spectators per event. During the comparable period in 1995, Canterbury Park hosted one snowmobile race and an arts and crafts fair. The snowmobile race in 1995, although gaining Canterbury Park a reputation as one of the premier snowmobile racing venues in the world, was not profitable. The Company hosted a series of three snowmobiling events at the facility during the 1995-1996 winter season. This allowed the Company to allocate the cost of preparing the racing surface to three events compared to only the single event in February of 1995. In addition, the Company did not directly promote the events in 1996, but rather leased the facility to the promoters. This reduced the Company's risk and eliminated approximately $75,000 of other operating expenses related to the 1995 race. These expenses are not reflected in the 1996 financial statements as the costs were paid directly or reimbursed by the promoters.

     Admissions and parking, programs and racing forms, and other operating revenues were lower for the six months ended June 30, 1996 compared to the same period in 1995, due primarily to lower total attendance.

     Salaries and benefits are lower for the 1996 period than in 1995 due to a later start for live racing in 1996, and to operating efficiencies gained primarily in the concessions and mutuels areas. In addition, after the 1995 live meet, certain reductions and consolidations of full-time staff were enacted to reduce wage expenses for the Company.

     Depreciation and amortization have increased from the 1995 period due to the acquisition of significant amounts of video equipment in the second quarter of 1995 and other acquisitions since that time.

     Repairs, maintenance and supplies expenditures decreased 50% from the comparable period last year. This is due primarily to the extensive repairs and improvements necessary in 1995 to prepare the facility for the inaugural 1995 live race meet.

     Other operating expense levels were lower for the 1996 period due to stabilization of operations and increased focus on expense control in 1996.

     Net interest expense has increased 57% from the six-month period ending June 30, 1995 due to increases in amounts payable to horsepersons and in advances on a line of credit with Mr. Curtis Sampson, the Company's Chairman. The average daily balance of advances on the line of credit was approximately $1.8 million for the first half of 1996, compared to $1.3 million for the first half of 1995. The average interest rate on the line of credit was 10.39% in 1996 compared to 10.91% for the 1995 period. The average daily balance of amounts payable to Horsepersons was approximately $475,000 for the six months ended June 30, 1996 compared to approximately $385,000 for the six months ended June 30, 1995. In addition, the interest rate paid on amounts due to Horsepersons has increased from 6.0% during the first six months of 1995 to an average of 8.25% for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     During the period January 1, 1996 through June 30, 1996, cash provided by operating activities was $1,209,147, which resulted principally from an increase in accounts payable and accrued expenses of $828,478. Other items providing cash from operations included depreciation and amortization (noncash expenses) of $395,444, an increase in the payable to horsepersons of $227,627 and an increase in accrued interest of $13,864. These items are partially offset by the net loss from operations of $78,693 and an increase in accounts receivable and other current assets of $177,027.

     During the period January 1, 1996 through June 30, 1996, cash used in financing activities was $637,963, which was primarily the result of payments reducing the Company's line of credit with the Company's Chaiman of the Board. During the 1995 period, the $681,465 provided by financing activities represented net proceeds from advances on the line of credit.

     Net cash used in investing activities for the six months ended June 30, 1996 was $253,189, which reflected the net result of additions to property and equipment of $320,689 and the proceeds of the sale of excess video equipment of $67,500. For the comparable 1995 period net cash used in investing activities was $813,540 which resulted from additions to property and equipment, primarily video production equipment, necessary for live racing.

     Under its agreement with the horsepersons' associations the Company is required to segregate purse funds received from simulcasting for future payment as purses for live racing or for other uses of the horsepersons. Pursuant to this agreement, during the six months ended June 30, 1996, the Company has transferred into a trust account to paid directly to the horsepersons approximately $1,225,000. At June 30, 1996, the Company had an additional $761,338 liability to the horsepersons which will be paid with interest in 1996 in accordance with the agreement.

     The Company believes that the funds to be generated from operations together with funds available under its $3,000,000 line of credit with Mr. Sampson will be sufficient to satisfy its liquidity and capital resource requirements for the next twelve months. The Company anticipates that it may pay down a portion of the borrowings under the line of credit with funds generated from operations and borrow additional amounts under the line of credit as funds are needed for working capital purposes. The Company is also attempting to obtain a credit facility from a traditional lender to replace the line of credit with Mr. Sampson.
Mr. Sampson has advised the Company that if it is unable to obtain a credit facility from a traditional lender, then he will keep his line of credit in place until at least March 31, 1997. As of August 5, 1996, borrowings under the line of credit were $1,960,201.

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

          (a)    Reports on Form 8-K

                 None


                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Canterbury Park Holding Corporation


Dated:  August 9, 1996        /s/ Randall D. Sampson
                              -------------------------------------------------
                              Randall D. Sampson,
                              President, Chief Executive Officer and Treasurer