Form 10QSB
period 1996-09-30
CANTERBURY PARK HOLDING CORP
filed 1996-11-12
CIK 926761

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                  FORM 10-QSB

(Mark One)

 XXX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
       SEPTEMBER 30, 1996.

 ___   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
       FROM ________ TO__________.


                     Commission File Number 0-24554

                   Canterbury Park Holding Corporation
          ----------------------------------------------------------
          (Exact name of business issuer as specified in its charter)


                Minnesota                                   41-1775532
    --------------------------------                   --------------------
    (State or other jurisdiction of                       (IRS Employer
      incorporation or organization)                   Identification No.)


     1100 Canterbury Road, Shakopee, Minnesota                55379
     ------------------------------------------          -------------------
      (Address of principal executive offices)             (Zip Code)

                             (612) 445-7223
                        ---------------------------
                        (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been
subject to such filing requirements for the past 90 days.   YES _X_  NO  ___

The Company had 2,961,382 shares of common stock, $.01 par value per share, outstanding as of November 8, 1996.

                       Canterbury Park Holding Corporation

                                    INDEX

                                                                 Page
                                                                 ----
PART 1.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

     Consolidated Balance Sheets as of
     September 30, 1996 and December 31, 1995                       3

     Consolidated Statements of Operations for the periods ended
     September 30, 1996 and 1995                                    4

     Consolidated Statements of Cash Flows for the periods ended
     September 30, 1996 and 1995                                    5

     Notes to Consolidated Financial Statements                     6

     Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                       7


PART II.  OTHER INFORMATION                                        12

     Signatures                                                    12

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1996 AND DECEMBER 31, 1995 (UNAUDITED)


                                         SEPTEMBER 30,  DECEMBER 31,
                                             1996          1995
                                         -------------  ------------
ASSETS

CURRENT ASSETS
     Cash                                   $138,870      $388,571
     Accounts receivable, net of allowance
       for uncollectible accounts            267,374       237,928
     Inventory                                75,412        88,806
     Deposits                                 20,000        20,250
     Prepaid expenses                         48,304        89,198
                                         -------------  ------------
            Total current assets             549,960       824,753

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of $1,767,613
  and $1,186,073, respectively             8,805,587     9,143,662

INTANGIBLE ASSETS, net of accumulated
  amortization of $8,783 and
  $5,378, respectively                        13,917        17,322
                                         -------------  ------------
                                          $9,369,464    $9,985,737
                                         -------------  ------------
                                         -------------  ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                        $  716,094    $  672,800
  Accrued wages and payroll taxes            124,974       144,052
  Accrued interest                           172,087       109,340
  Advance from shareholder (Note 2)        1,950,581     2,427,309
  Accrued property taxes                     481,563       386,124
  Payable to horsepersons                    462,765       533,711
                                         -------------  ------------
            Total current liabilities      3,908,064     4,273,336

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value,
  10,000,000 shares authorized,
  2,954,371 shares issued and
  outstanding                                  29,544       29,393

  Additional paid-in capital                7,865,466    7,837,004
  Accumulated deficit                      (2,433,610)  (2,153,996)
                                         -------------  ------------
            Total shareholders' equity      5,461,400    5,712,401
                                         -------------  ------------
                                           $9,369,464   $9,985,737
                                         -------------  ------------
                                         -------------  ------------


 See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
PERIODS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)


                       THREE MONTHS   THREE MONTHS   NINE MONTHS   NINE MONTHS
                         ENDED          ENDED           ENDED        ENDED
                      SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30, SEPTEMBER 30,
                          1996           1995           1996         1995
                      -------------  -------------  ------------  -------------
OPERATING REVENUES:
 Pari-mutuel             $4,162,694     $4,290,252   $10,875,363    $10,915,731
 Concessions                784,873        854,674     1,887,049      2,131,037
 Admissions and
   parking                  228,581        323,955       529,024        722,710
 Programs and racing
   forms                    275,702        296,215       692,315        741,172
 Other operating
   revenue                  117,355        105,402       272,449        316,128
                      -------------  -------------  ------------  -------------
                          5,569,205      5,870,498    14,256,200     14,826,778

OPERATING EXPENSES:
 Pari-mutuel expenses:
      Statutory purses    1,647,661      1,631,935     3,064,650      3,071,086
      Host track fees       426,583        431,538     1,375,368      1,336,403
      Pari-mutuel
       taxes                 19,735        254,069       414,031        650,117
      Minnesota
       breeders' fund       202,148        215,967       545,315        558,407
 Salaries and benefits    1,363,753      1,418,554     3,337,689      3,707,715
 Cost of concession
   sales                    235,192        212,648       554,175        535,921
 Cost of publication
   sales                    301,283        326,941       772,122        802,518
 Depreciation and
   amortization             202,515        195,190       597,959        548,017
 Utilities                  194,085        215,341       517,044        525,691
 Repairs, maintenance
   and supplies             113,434        105,008       339,234        557,354
 Property taxes              95,985        101,608       287,955        304,825
 Advertising and
  marketing                 260,475        229,983       910,619        948,719

 Other operating
  expenses                  649,561        752,360    1,652,754       2,219,388
                       -------------  -------------  ------------  -------------
                          5,712,410      6,091,142   14,368,915      15,766,161

NONOPERATING (EXPENSES)
 REVENUES:
 Interest  expense          (57,827)       (50,197)    (172,984)       (123,382)
 Other, net                     111                       6,085          13,719
                      -------------  -------------  ------------  -------------
                            (57,716)       (50,197)    (166,899)       (109,663)
                      -------------  -------------  ------------  -------------
LOSS BEFORE INCOME TAX
 BENEFIT                   (200,921)      (270,841)    (279,614)     (1,049,046)

INCOME TAX BENEFIT
                      -------------  -------------  ------------  -------------
NET LOSS                $ (200,921)    $  (270,841) $ (279,614)   $ (1,049,046)
                      -------------  -------------  ------------  -------------
                      -------------  -------------  ------------  -------------
NET LOSS PER COMMON &
 COMMON EQUIVALENT
 SHARE                   $     (.07)    $      (.09) $     (.09)   $       (.36)
                      -------------  -------------  ------------  -------------
                      -------------  -------------  ------------  -------------
WEIGHTED AVERAGE NUMBER OF
 COMMON & COMMON
 EQUIVALENT SHARES
 OUTSTANDING              2,954,045      2,939,271     2,945,626      2,939,271
                      -------------  -------------  ------------  -------------
                      -------------  -------------  ------------  -------------

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)


                                          NINE MONTHS     NINE MONTHS
                                             ENDED          ENDED
                                           SEPTEMBER 30,  SEPTEMBER 30,
                                              1996           1995
                                          -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                 $ (279,614)    $ (1,049,046)

   Adjustments to reconcile net  loss
     to net cash provided by (used
     in) operations:

     Depreciation and amortization             597,959          548,017
     Increase in accounts
       receivable                              (29,446)         (29,564)
     (Increase) decrease in other
       current assets                           54,538          (34,958)
     Increase in accounts payable
       and accrued expenses                     24,216          220,298
     Increase in accrued interest               62,747           51,977
     Increase (decrease) in accrued
       property taxes                           95,439         (171,891)
     Increase (decrease) in payable
       to horsepersons                         (70,946)         144,704
                                          -------------   -------------
       Net cash provided by (used in)
         operations                            454,893         (320,463)

CASH FLOWS FROM INVESTING ACTIVITIES:

   Additions to property and equipment        (323,979)        (818,768)
   Proceeds from sale of property and
    equipment, net                              67,500
                                          -------------   -------------
   Net cash used in investing
    activities                                (256,479)        (816,768)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (payments) on advance from
   shareholder, net                           (476,728)         864,020
   Proceeds on exercise of stock
    options                                     28,613
                                          -------------   -------------
   Net cash (used in) provided by
    financing activities                     (448,115)          864,020

NET DECREASE IN CASH                         (249,701)         (273,211)

CASH AT BEGINNING OF PERIOD                   388,571           323,259
                                          -------------   -------------
CASH AT END OF PERIOD                      $  138,870        $   50,048
                                          -------------   -------------
                                          -------------   -------------



          See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The summary of significant accounting policies is included in the notes to consolidated financial statements in the 1995 Annual Report on Form 10-KSB.

     UNCASHED WINNING TICKETS- On April 11, 1996, legislation became effective in Minnesota whereby winning pari-mutuel tickets which are not cashed within one year of the end of the respective race meet will become the property of the Company. The legislation is effective through December 31, 1999 after which uncashed winning tickets will again be remitted to the State of Minnesota. The Company will record revenue associated with the uncashed winning tickets at the time that management estimates, based on historical experience, that management can reasonably estimate the amount of additional winning tickets from a race meet that will be presented for payment. For the nine months ended September 30, 1996, approximately $74,000 has been recorded in pari-mutuel revenue related to uncashed tickets.

     PARI-MUTUEL TAXES- The legislation referred to above also provided that, beginning July 1, 1996, the first $12 million of pari-mutuel revenue would be exempt from the 6% pari-mutuel tax. The legislation is effective until July 1, 1999 and will benefit the horsepersons' purse fund as well as the Company. Effective July 1, 1996, pari-mutuel taxes are being estimated for each 12 month period from July 1 through June 30, and an estimated annual effective rate is being applied to all pari-mutuel commission and breakage revenues.

     UNAUDITED FINANCIAL STATEMENTS - The consolidated balance sheet as of September 30, 1996, the consolidated statements of operations for the three and nine months ended September 30, 1996 and 1995, the consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.

2.   RELATED-PARTY TRANSACTIONS

     At September 30, 1996, the Company had a $3,000,000 unsecured line of credit arrangement with the Company's majority shareholder, of which $1,950,581 was outstanding. The interest rate for borrowings under the line of credit is prime plus 2%. Management believes that funds available under this line of credit, or any other line of credit which replaces it, along with funds generated from simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 1996. If the line of credit is not replaced, the Company's majority shareholder has agreed not to terminate this line of credit prior to March 31, 1997.

3.   CONTINGENCIES

     In accordance with an Earn Out Note, given to the prior owner of the racetrack as part of the consideration paid by the Company to acquire the racetrack, if (i) off-track betting becomes legally permissible in the State of Minnesota and (ii) the Company begins to conduct off-track betting with respect to or in connection with its operations, the Company will be required to pay to the IMR Fund, L.P. the greater of $700,000 per operating year, as defined, or 20% of the net pretax profit, as defined, for each of five operating years. At the date (if any) that these two conditions are met, the five minimum payments will be discounted back to their present value and the sum of those discounted payments will be recorded as an increase to the purchase price. The purchase price will be further increased if payments become due under the 20% of Net Pre-Tax Profit calculation. The first payment is to be made 90 days after the end of the third operating year in which off-track betting is conducted by the Company. Remaining payments would be made within 90 days of the end of each of the next four operating years.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Canterbury Park Holding Corporation (the "Company") owns and operates Canterbury Park (the "Racetrack"), the only pari-mutuel horse racing facility in the State of Minnesota. The Company's revenues for the period from January 1, 1996 to September 30, 1996 were derived primarily from pari-mutuel take-out on races simulcast to Canterbury Park from racetracks throughout the country during 234 days of simulcast racing. The Company intends to conduct over 300 simulcast racing days during 1996. Additional pari-mutuel revenues were earned during the Company's 1996 51-day live racing meet which featured thoroughbred and quarterhorse racing at Canterbury Park from May 25, 1996 to August 18, 1996. In addition to pari-mutuel revenues, the Company generates revenues from admissions, advertising, parking, publication sales, concessions, special events and other sources of revenue.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995:

     While pari-mutuel revenues for the nine months ended September 30, 1996 were flat compared to the same period in 1995, and total revenues decreased more than $500,000, the net loss for the 1996 period was only $279,614 compared to a loss of $1,049,046 for the same period in 1995. The significant improvement in operating results for the first nine months of 1996 compared to the first nine months of 1995 is due primarily to an 8.9% decrease in operating expenses. At September 30, 1996, the Company had concluded its second live racing meet in two years. Experience gained during the 1995 live meet enabled the Company to reduce expenses, particularly labor costs, in 1996.

     The net loss for the three months ended September 30, 1996 was $200,921 compared to a net loss of $270,841 during the same three-month period in 1995. Despite a decrease in total revenues of more than $300,000, or 5.1%, for the third quarter of 1996 compared to the 1995 period, the Company was able to improve its operating results due primarily to a $234,000, or 92%, reduction in pari-mutuel tax expense. The reductions in all sources of revenues is due primarily to conducting only 28 days of live racing during the third quarter of 1996 compared to 31 days during the third quarter of 1995.

     Concessions revenues, along with admissions, parking and publications revenues, were lower during the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 due primarily to lower average daily attendance (refer to Summary of Operating Data below), and to four fewer live racing days in 1996. Admission revenues are also lower than the comparable period in 1995 due to more free admission and reduced admission promotions in 1996. A rate decrease in 1996 contributed to lower valet and preferred parking revenues.

     Pari-mutuel tax expense is $236,000, or 36%, lower during the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 due primarily to legislation which became effective July 1, 1996. This legislation provides that, beginning July 1, 1996, the first $12 million of pari-mutuel revenue in a 12-month period is exempt from the 6% State of Minnesota pari-mutuel tax. The legislation is effective until July 1, 1999 and benefits the  horsepersons'  purse  fund  as  well  as  the  Company.  Pari-mutuel taxes have been  estimated  for the  12-month  period ending  June  30, 1997 and  the estimated  annual effective  rate of  .50% has  been applied to  all
pari-mutuel commission and  breakage revenues effective  July 1, 1996.   The
impact of this legislation during the third quarter has been to reduce pari-mutuel taxes by approximately $217,000. Of this amount, $157,000 is an expense reduction to the Company and $60,000 represents an increase in amounts payable for horsepersons' purses.

     The legislation referred to above also provided that effective April 11, 1996 winning pari-mutuel tickets which are not cashed within one year of the end of the respective race meet will become the property of the Company. The legislation is effective through December 31, 1999 after which uncashed winning tickets will again be remitted to the State of Minnesota. The Company is recording revenue associated with the uncashed winning tickets at the time that management estimates, based on historical experience, that management can reasonably estimate the amount of additional winning tickets from a race meet that will be presented for payment. For the three and nine months ended September 30, 1996, approximately $54,000 and $74,000, respectively, has been recorded in pari-mutuel revenue related to uncashed tickets.

SUMMARY OF OPERATING DATA:
                                             NINE MONTHS       NINE MONTHS
                                                ENDED             ENDED
                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                  1996              1995

RACING DAYS
     Simulcast only days                           183               180
     Live and simulcast day                         51                55
                                           ---------------   -------------
       Total Racing Days                           234               235

ATTENDANCE
     Simulcast only days                        93,969            95,128
     Live and simulcast days                   192,481           217,993
                                           ---------------   -------------
       Total Attendance                        286,450           313,121

ON-TRACK HANDLE
     Simulcast only days                   $29,714,000       $27,931,000
     Live and simulcast days
          Live racing                       12,251,000        14,287,000
          Simulcast racing                  10,396,000        11,675,000
OUT-OF-STATE LIVE HANDLE                   $ 9,895,000       $ 3,339,000
                                           ---------------   -------------
       Total Handle                        $62,256,000       $57,232,000

AVERAGE DAILY ATTENDANCE
     Simulcast only days                           513               528
     Live and simulcast days                     3,774             3,964

ON-TRACK PER CAPITA WAGERING
     Simulcast only days                   $       316       $       294
     Live and simulcast days                       118               119

ON-TRACK AVERAGE DAILY HANDLE
     Simulcast only days                   $   162,372       $   155,172
     Live and simulcast days                   444,059           472,036

     As illustrated in the preceeding table, attendance on simulcast only days for the nine months ended September 30, 1996 was slightly lower than the first nine months of 1995. However, average daily handle on simulcast only days increased by 4.6% due to an increase in per capita wagering from $294 in 1995 to $316 in 1996.

     On 51 live racing days during the nine months ended September 30, 1996, average daily attendance declined by 4.8% and average on-track live and simulcast handle decreased by 5.9% compared to the 55 live racing days conducted during the nine months ended September 30, 1995.

     While on-track handle during the live meet showed a decline for the 1996 period compared to 1995, total average daily handle on live and simulcast days, which includes amounts wagered on Canterbury Park live races transmitted to out-of-state simulcast sites, increased by almost 20% from $533,000 to $638,000. The 196% increase in out-of-state handle for the 1996 period is due to a change to night racing on Thursday, Friday and Saturday as well as greater interest in the Canterbury Park racing program by simulcast sites throughout the country. While the gains in out-of-state handle represent a positive trend, the Company's profit margin on wagers placed on Canterbury Park live races at out-of-state locations is substantially less than the margin on wagers placed at Canterbury Park.

     One of the Company's largest single expense items is horsepersons' purses, which Minnesota law requires to be set aside from pari-mutuel revenues. Purse liabilities from live racing are calculated at 8.4% of live handle while purse liabilities from simulcast wagering are calculated as a percentage of retainage. Retainage is the balance of pari-mutuel revenues remaining after statutorily-mandated deductions for the State of Minnesota pari-mutuel tax and the Minnesota Breeders' Fund as well as payments to the host racetrack. The minimum percentage required by law to be set aside for purses from simulcast racing varies substantially depending on the time of the year the simulcasting is conducted. For a 25 week period beginning in early May, which is the statutorily-established "Racing Season," 50% of the net retainage is allocated to a fund for the payment of purses during the live meet. For the remaining 27 weeks of the year, November through April, funds accumulate for purses at the rate of 25% of retainage after deducting an 8% expense factor. Therefore, during the first four months and last two months of any calendar year, the Company benefits from the lower "non-racing season" purse rate.

     During the first nine months of 1996, Canterbury Park hosted two major competitive snowmobile races and a three-day arts and crafts fair, drawing an average of more than 15,000 spectators per event. During the comparable period in 1995, Canterbury Park hosted one snowmobile race and an arts and crafts fair. None of these events occurred during the three months ended September 30, 1996 or September 30, 1995. The snowmobile race in 1995, although gaining Canterbury Park a reputation as one of the premier snowmobile racing venues in the world, was not profitable. The Company hosted a series of three snowmobiling events at the facility during the 1995-1996 winter season. This allowed the Company to allocate the cost of preparing the racing surface to three events compared to only the single event in February of 1995. In addition, the Company did not directly promote the events in 1996, but rather leased the facility to the promoters. This reduced the Company's risk and eliminated approximately $75,000 of other operating expenses related to the 1995 race. These expenses are not reflected in the 1996 financial statements as the costs were paid directly by, or were reimbursed by, the promoters.

     Salaries and benefits are lower for the three and nine month periods of 1996 compared to 1995 due to a shorter live racing season in 1996, and to operating efficiencies gained primarily in the concessions and mutuels areas. In addition, after the 1995 live meet, certain reductions and consolidations of full-time staff were enacted to reduce wage expenses for the Company.

     Depreciation and amortization have increased from the 1995 periods due to the acquisition of significant amounts of video equipment in the second quarter of 1995 and other asset acquisitions and building improvements since that time.

     Repairs and maintenance expense for the 1996 nine-month period were substantially lower than the prior year due to the significant repairs and maintenance necessary during the first six months of 1995 to return live racing to the facility in May of 1995 for the first time in almost three years. Repairs and maintenance expense for the three months ended September 30, 1996 is comparable to the expense during the same period in 1995.

     Other operating expense levels were lower for the three and nine month periods in 1996 due to stabilization of operations and increased focus on expense control in 1996.

     Interest expense for the three-month and nine-month periods ending September 30, 1996 has increased 15% and 40%, respectively, compared to the three-month and nine-month periods ending September 30, 1995 due to increases in amounts payable to horsepersons and in advances on a line of credit with Mr. Curtis Sampson, the Company's Chairman. The average daily balance of advances on the line of credit was approximately $1.8 million for the first nine months of 1996, compared to $1.3 million for the first nine months of 1995. The average interest rate on the line of credit was 10.28% in 1996 compared to 10.85% for the 1995 period. The average daily balance of amounts payable to Horsepersons was approximately $445,000 for the nine months ended September 30, 1996 compared to approximately $415,000 for the nine months ended September 30, 1995. In addition, the interest rate paid on amounts due to Horsepersons has increased from 6.0% during the first nine months of 1995 to an average of 8.28% for the comparable period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     During the period January 1, 1996 through September 30, 1996, cash provided by operating activities was $454,893, which resulted principally from depreciation and amortization (a noncash expense) of $597,959 which was partially offset by the net loss from operations of $279,614.

     During the period January 1, 1996 through September 30, 1996, cash used in financing activities was $448,115, which was primarily the result of payments reducing the Company's line of credit with the Company's Chairman of the Board. During the 1995 period, the $864,020 provided by financing activities represented net proceeds from advances on the line of credit.

     Net cash used in investing activities for the nine months ended September 30, 1996 was $256,479, which reflected the net result of additions to property and equipment of $323,979 and
the proceeds of the  sale  of  excess  video  equipment  of  $67,500.   For  the
comparable  1995  period net  cash  used  in  investing activities was  $818,768 which was primarily the purchase of video production equipment necessary for live racing.

     Under its agreement with the horsepersons' associations the Company is required to segregate purse funds received from simulcasting for future payment as purses for live racing or for other uses of the horsepersons. Pursuant to this agreement, during the nine months ended September 30, 1996, the Company has transferred into a trust account or paid directly to the horsepersons approximately $3,127,000. At September 30, 1996, the Company had an additional $462,765 liability to the horsepersons which will be paid with interest in 1996 in accordance with the agreement.

     The Company believes that the funds to be generated from operations together with funds available under its $3,000,000 line of credit with Mr. Sampson will be sufficient to satisfy its liquidity and capital resource requirements for the next twelve months. The Company anticipates that it may pay down a portion of the borrowings under the line of credit with funds generated from operations and borrow additional amounts under the line of credit as funds are needed for working capital purposes. The Company is also attempting to obtain a credit facility from a traditional lender to replace the line of credit with Mr. Sampson. Mr. Sampson has advised the Company that if it is unable to obtain a credit facility from a traditional lender, then he will keep his line of credit in place until at least March 31, 1997. As of November 8, 1996, borrowings under the line of credit were $2,130,195.

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



                             Canterbury Park Holding Corporation


Dated:  November 8, 1996       /s/ Randall D. Sampson
                              ----------------------------------
                              Randall D. Sampson,
                              President, Chief Executive Officer and Treasurer