Form 10KSB40
period 1996-12-31
CANTERBURY PARK HOLDING CORP
filed 1997-03-31
CIK 926761

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)

   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                     OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Transition period from       to

                      Commission File Number: 0-24554

                    CANTERBURY PARK HOLDING CORPORATION
               (Name of small business issuer in its charter)

            Minnesota                                   41-1775532
-----------------------------------         -----------------------------------
   (State or other jurisdiction                      (I.R.S. Employer
 of incorporation or organization)                  Identification No.)

                             1100 Canterbury Road
                               Shakopee, MN 55379
                    -----------------------------------
(Address of principal executive offices and zip code)

    Registrant's telephone number, including area code: (612) 445-7223

Securities registered pursuant to Section      None
  12(b) of the Act:

Securities registered pursuant to Section      Common Stock, $.01 par value
  12(g) of the Act:                            Redeemable Common Stock Purchase Warrants
                                               Units, each Unit consisting of one share of
                                               Common Stock and one Redeemable Common Stock
                                               Purchase Warrant.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES    x      NO
                                              -------      -------

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.      [x]

    The Company's operating revenues for its most recent fiscal year were $17,371,005.

    On March 17, 1997, the Company had 2,966,382 shares of common stock, $.01 par value, outstanding.

    The aggregate market value of the shares of voting stock held by non-affiliates of the Company (persons other than directors and officers) computed at an average of the NASDAQ closing bid and ask of $3.86 per share on March 17, 1997 was approximately $5,965,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Company's Proxy Statement for its 1997 Annual Meeting of Shareholders to be held on June 5, 1997 is incorporated by reference into Part III of this Form 10-KSB.

                      CANTERBURY PARK HOLDING CORPORATION
                           FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

              PART I                                                  PAGE

ITEM 1.       Description of Business                                   1

ITEM 2.       Description of Property                                   9

ITEM 3.       Legal Proceedings                                         10

ITEM 4.       Submission of Matters to a Vote of Security
              Holders                                                   10

              PART II

ITEM 5.       Market for Common Equity and Related
              Stockholder Matters                                       11

ITEM 6.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations             12

ITEM 7.       Financial Statements                                      17

ITEM 8.       Changes In and Disagreements With Accountants
              on Accounting and Financial Disclosure                    29

              PART III

ITEM 9.       Directors, Executive Officers, Promoters and
              Control Persons; Compliance With Section
              16(a) of the Exchange Act                                 29

ITEM 10.      Executive Compensation                                    29

ITEM 11.      Security Ownership of Certain Beneficial
              Owners and Management                                     29

ITEM 12.      Certain Relationships and Related
              Transactions                                              29

ITEM 13.      Exhibits and Reports on Form 8-K                          29

SIGNATURES                                                              30

EXHIBIT INDEX                                                           31


ITEM 1. DESCRIPTION OF BUSINESS

    (a) BUSINESS DEVELOPMENT

    Canterbury Park Holding Corporation (the "Company") is engaged in the business of conducting live Thoroughbred and Quarter Horse racing and pari-mutuel wagering operations related thereto at its facilities in Shakopee, Minnesota (the "Racetrack"), as well as in conducting "simulcasting", which is pari-mutuel wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack. The Company also derives revenues from related services and activities, such as concessions, parking, admissions and programs, and from other entertainment events held at the Racetrack.

    The Racetrack was constructed during 1984 and 1985. From 1985 to 1992, two groups unsuccessfully attempted to profitably conduct horse racing and pari-mutuel wagering operations at the Racetrack. All horse racing and pari-mutuel wagering operations ceased at the end of 1992 and during 1993 and early 1994 no material business activities were conducted at the Racetrack. Further information regarding prior operations at the Racetrack can be obtained by reference to the Company's registration statement on Form SB-2 (File No. 33-81262C) under "Business-History of the Racetrack", which discussion is incorporated herein by reference.

    The Company was incorporated under the laws of Minnesota on March 24, 1994 and on March 29, 1994 acquired the Racetrack. On May 6, 1994 the Company commenced simulcasting operations. In August 1994 the Company conducted a public offering of Units, consisting of one share of common stock and a warrant to purchase one share of common stock. With the proceeds from the public offering the Company retired debt associated with its acquisition of the Racetrack. Since May 6, 1994 the Company has been principally engaged in conducting its year-round simulcasting operations, five to seven days per week and live horse racing ("live meets") on a seasonal basis, generally from late May to mid-August. The Company plans 56 days of live racing in 1997. Live racing in 1997 will consist of a 26-day mixed meet of Thoroughbred and Quarter Horse racing, a 27-day Thoroughbred only meet, and three days of live harness racing over Labor Day weekend.

    (b) BUSINESS OF ISSUER

    (i) Racing Operations

    The Company's racing operations consist of year-round pari-mutuel wagering on simulcast horse races ("simulcasting") and live meets held on a seasonal basis beginning in May and concluding in August. Live race meets have included both Thoroughbred and Quarter Horse races.

    Simulcasting.

    Simulcasting is the process by which live horse races held at one facility (the "host track") are transmitted simultaneously to other locations that allow patrons at each receiving location (the "guest track") to place wagers on the race being broadcast. Monies are collected at the guest track and the information with respect to the total amount wagered is electronically transmitted to the host track. In effect, all of the amounts wagered at the guest track are combined into the appropriate pools at the host track with the final odds and payouts determined based upon all the monies in the pools.

    Throughout the year the Company offers simulcast wagering from out-of-state racetracks, generally five to seven days a week depending on the time of the year. The Company offers "full card" simulcast racing (broadcasting of another racetrack's entire daily live racing program) from a number of racetracks, including Churchill Downs, Hollywood Park, Santa Anita, Gulfstream Park, Arlington Park and Sportsman's Park. In addition, races of national interest, such as the Kentucky Derby, Preakness Stakes and Breeders' Cup, supplement the regular simulcast program. The Company regularly evaluates its agreements with other racetracks in order to offer the most popular simulcast signals of live horse racing which is feasible to offer at the Racetrack.

    Under applicable provisions of federal and state law, the Racetrack must obtain the consent of the organization which represents the owners and trainers of the breed of horse which predominately races at the Racetrack with respect to simulcast operations both as a host and guest track. In Minnesota such consent must be obtained from the Minnesota Horsemen's Benevolent and Protective Association (the "MHBPA").

    Live Racing.

    The Company conducted its first year of live racing in 1995 by operating 55 days of live horse racing which began on May 18 and concluded August 18. In 1996 the Company hosted a 51-day live meet commencing on May 25 and concluding on August 18. The Company plans 56 days of live racing in 1997. Live racing in 1997 will consist of a 26-day mixed meet of Thoroughbred and Quarter Horse racing, a 27-day Thoroughbred only meet, and three days of live harness racing over Labor Day weekend. Post times on Thursdays, Fridays, and Saturdays will be 6:30 pm and 2:00 pm on Sundays and holidays.

    Currently, Minnesota law requires the Racetrack to schedule a minimum of 125 days of live racing annually, unless the MHBPA agrees to a lesser number of live racing days. The MHBPA has agreed to waive the 125-day requirement for 1995, 1996 and 1997 and allow the Company to run a minimum of 50 days of live racing each year. After 1997, no assurance can be given that the MHBPA will agree to a shorter live meet than the 125-day statutory minimum.

    (ii) Special Events

    While pari-mutuel horse racing is the Company's principal business, the Company's facilities are capable of being used for multiple purposes. In an effort to more fully utilize the property and to generate additional revenues, the Company has, in each year of its operations, expanded the use of the grandstand, grounds and parking lot for special events.

    Since 1995 a number of non-racing events were held, including snowmobile races, two major arts and crafts shows per year, trade shows, the Bloomington Ferry Bridge Grand Opening Celebration, fund raisers, automobile shows and competitions and several private parties. Special events are scheduled to occur every month during 1997.

    During 1995 and 1996 Canterbury Park hosted four major three-day snowmobile racing events and several trade shows. To date in 1997, the facility has hosted two additional successful snowmobile races with attendance over 10,000 for each event. Canterbury Park maintains a reputation as one of the premier snowmobile racing venues in the world.

    (iii) Sources of Revenue

    General.

    The Company's revenues are principally derived from pari-mutuel wagering. In pari-mutuel wagering, bettors wager against each other in a pool, rather than against the operator of the facility or with preset odds. From the total amount wagered or "handle," the Minnesota Pari-Mutuel Horse Racing Act (the "Racing Act") specifies the maximum percentage, referred to as the "takeout," which may be withheld by the Racetrack, with the balance returned to the winning bettors. The takeout constitutes the Racetrack's primary source of operating revenue. From the takeout, funds are paid to the State of Minnesota for pari-mutuel taxes, with additional amounts set aside for purses and for the "Breeders' Fund," which is a fund apportioned by the Minnesota Racing Commission ("Racing Commission") among various purposes related to Minnesota's horse breeding and horse racing industries. The balance of the takeout remaining after these deductions is commonly referred to as the "retainage."

    The various forms of pari-mutuel wagering can be divided into two categories: straight wagering pools and multiple wagering pools, which are also referred to as "exotic" wagering pools. Examples of straight wagers include:
"win" (a wager on one specific horse to finish first); "place" (a wager on one specific horse to finish first or second); and "show" (a wager on one specific horse to finish first, second or third). Examples of exotic wagers include:
"daily double" (a wager in which the bettor selects the horses that will win two consecutive races); "quinella" (a wager in which the bettor selects the horses that will finish first and second, in either order); "exacta" (a wager in which the bettor selects the horses that will finish first and second, in order); "trifecta" (a wager in which the bettor selects the horses that will finish first, second and third, in order); and "pick six" (a wager in which the bettor selects the horses that will finish first in six consecutive races).



    The amount of takeout earned by the Company depends on where the race is run and the form of wager (straight or exotic). Net revenues from pari-mutuel wagering on live races run at the Racetrack consist of the total amount wagered, less the amounts paid (i) to winning patrons, (ii) for purses, (iii) to the Breeders' Fund and (iv) for pari-mutuel taxes to the State of Minnesota. Net revenues from pari-mutuel wagering on races being run at out-of-state racetracks and simulcast to the Racetrack have similar expenses, but also include a host fee payment to the host track. The host fee is calculated as a percentage of monies wagered (generally 2.50% to 4.00%) and is negotiated with the host track and must comply with each host track's state statute.

    Wagering on Live Races.

    The Racing Act establishes the maximum takeout that may be deducted from the handle. The takeout percentage on live races depends on the type of wager. The total maximum takeouts are 17% from straight wagering pools and 23% from exotic wagering pools. From this takeout, Minnesota law requires deductions for purses, pari-mutuel taxes and the Breeders' Fund.

    While the Racing Act provides that a minimum of 8.4% of the live racing handle is to be paid as purses to the owners of the horses, the size of the purse is subject to further agreement with the horsepersons' associations. The Breeders' Fund receives 1% of the handle. As of July 1, 1996 the pari-mutuel tax applicable to wagering on all live races is 6% of takeout in excess of $12 million during the twelve month period beginning July 1 and ending the following June 30. This pari-mutuel tax structure became effective July 1, 1996 and continues through July 1, 1999. Assuming no additional legislation, the pari-mutuel tax rate will return to 6% of takeout (as it had been prior to July 1, 1996) effective July 1, 1999.

    The following table sets forth the percentage distribution of each dollar wagered on live races at the Racetrack, as established by the Racing Act, and the Racetrack's retainage:

                                                                                     LIVE RACING
                                                                             --------------------------

                                                                              STRAIGHT       EXOTIC
                                                                             -----------    -----------

Returned to Winning Patrons................................................       83.00%         77.00%

 Purse (1).................................................................  8.40%           8.40%

 Minnesota Breeders' Fund..................................................  1.00            1.00

 Minnesota Pari-Mutuel Taxes (2)...........................................   .10             .14

 Racetrack Retainage (1)...................................................  7.50           13.46

Total Takeout..............................................................       17.00          23.00
                                                                             -----------    -----------

Total Handle...............................................................      100.00%        100.00%
                                                                             -----------    -----------
                                                                             -----------    -----------

------------------------

(1) Minnesota law provides that the 8.40% purse payment is a minimum. The actual percentage, if any, above the minimum is determined between the Racetrack and the MHBPA. Any additional amounts paid for purses decrease the Racetrack's retainage.

(2) This amount assumes the pari-mutuel tax structure in effect as of July 1, 1996 (which exempts the first $12 million of takeout during a statutorily mandated twelve-month period). This amount will depend upon the total takeout during the twelve-month period, which is estimated to be $13.3 million.

    Wagering on Simulcast Races.

    The amount of takeout from simulcast wagering is determined by the laws of the state in which the host track is located. In addition, the Racing Act established a minimum that must be set aside from simulcasting for purse payments on racing within Minnesota. Different amounts are deducted for purses from the takeout depending on whether simulcasting occurs during the "Racing Season," a statutorily defined 25 week period beginning in early May each year, or outside of the Racing Season. If simulcasting occurs during the Racing Season, the amount set aside for purses further depends on whether the simulcasting is part of a full racing card that occurs during the part of the day that live races are conducted at the Racetrack. For races that are part of a full simulcast racing card that takes place within the time of live races at the Racetrack, the amount reserved for purse payout is 8.4%. For simulcasting conducted during the Racing Season that does not occur within the time period of live races, the purse is equal to 50% of the takeout remaining after deductions for pari-mutuel taxes, payments to the Breeders' Fund and payments to the host racetrack for host track fees. For simulcasting conducted outside of the Racing Season, the amount that must be contributed to the purses is 25% of the takeout after deducting an 8% expense factor, pari-mutuel taxes, payments to the Breeders' Fund and host fee payments to the host racetrack.

    The following table sets forth the approximate percentage distribution of each dollar wagered for races simulcast at the Racetrack and the Racetrack's retainage:

                                                                         DURING RACING SEASON
                                                                   --------------------------------

                                                                                    NOT CONCURRENT
                                                                   CONCURRENT WITH       WITH          OUTSIDE OF
                                                                      LIVE CARD        LIVE CARD      RACING SEASON
                                                                   ---------------  ---------------  ---------------

Returned to Winning Patrons (1)..................................           80.50%           80.50%           80.50%

 Minnesota Breeders' Fund........................................    1.00%            1.10%            1.10%

 Minnesota Pari-Mutuel Taxes (2).................................     .12              .12              .12

 Purse (3).......................................................    8.40             7.39             1.70

 Host Track Fees (4).............................................    3.50             3.50             3.50

 Racetrack Retainage (3).........................................    6.48             7.39            13.08

Total Takeout....................................................           19.50            19.50            19.50
                                                                           ------           ------           ------

Total Handle.....................................................          100.00%          100.00%          100.00%
                                                                           ------           ------           ------
                                                                           ------           ------           ------


------------------------

(1) This amount will depend upon the takeout at the host racetrack. This percentage will be determined by local and state law applicable to the host track and ranges from 75.0% to 85.0%.

(2) This amount assumes the pari-mutuel tax structure in effect as of July 1, 1996 (which exempts the first $12 million of takeout during a statutorily mandated twelve-month period). This amount will depend upon the total takeout during the twelve-month period, which is estimated to be $13.3 million.

(3) Although Minnesota law specifies a minimum, the actual percentage is determined by agreement between the Racetrack and the MHBPA. Any additional amounts paid for purses reduce the Racetrack's retainage.

(4) Payments to the host track generally range from 2.5% to 4.0% of total handle, subject to negotiation with each host track. For purposes of this table, the host track fee is assumed to be 3.5%.

OTHER REVENUE

    The Company also derives revenue from other activities such as admissions and parking fees, as well as from the sale of food and beverage, programs, and other racing publications. The Company offers advertising signage space similar to that appearing at many sports stadiums and advertising space is sold in the printed live racing program. Finally, additional revenues are derived from use of the facilities for events such as trade and craft shows, business meetings, private parties, horse expositions and sales, snowmobile racing, rodeos, boat storage, community events, and rental of the parking lot for various automobile activities.

    (iv) Competition

    The Company competes with other forms of gaming in the State of Minnesota, particularly Native American casino-style gambling located throughout the State of Minnesota, including a large casino located approximately three miles from the Racetrack. In addition, the Company competes against charitable gambling (bingo and pulltabs) and various state lottery products. Finally, the Company competes with a greyhound racetrack located approximately 40 miles from the Racetrack at the eastern end of the Minneapolis-Saint Paul metropolitan area. This greyhound track offers wagering on live and simulcast dog racing, as well as wagering on simulcasting of Thoroughbred horse racing.

    The Racetrack also competes with other forms of entertainment in the Minneapolis-Saint Paul metropolitan area, including a wide range of live and televised professional and collegiate sporting events. Finally, live horse racing competes with a wide variety of summer attractions, including amusements parks, sporting events and other local activities.

    The Company competes with racetracks located throughout the United States in securing the better quality horses to run at the Racetrack. Attracting the owners and trainers of better quality horses is largely influenced by the ability to offer large purses. By reducing the number of racing days and utilizing purse monies derived from simulcast and live race wagering, the Company has been able to offer purses during its 1995 and1996 live racing seasons which are comparable to other midwestern racetracks. However, the Company expects that it will experience increased competition for better quality horses from a racetrack located near Des Moines, Iowa which is expected to offer substantially larger purses than the Company in 1997.

    (v) Marketing

    The Company's primary market is the seven county Minneapolis-Saint Paul metropolitan area which in 1990 contained approximately 1.7 million people 18 years and older.

    To support its primary business of pari-mutuel horse racing, the Company has developed a marketing strategy which is directed to both simulcast and live racing patrons. This strategy was initiated in January 1995 with the official name change of the facility to Canterbury Park. The Company's year-round simulcast marketing efforts are focused on maintaining the loyalty of live and simulcast patrons and attracting new customers. Using newspapers, other print media, radio and direct mail, the Company is concentrating its marketing efforts on communicating the excitement of wagering on high caliber horse racing from around the country. In addition to its regular advertising program, the Company conducts numerous special promotions and Open Houses to increase simulcast patronage.

    Beginning in May 1995, the Company expanded its advertising and marketing to promote live horse racing as entertainment the entire family can enjoy. The Company's 1995 marketing budget of $1,000,000 was utilized primarily for television, radio and print advertising, as well as special promotions to market the live meet. The 1995 marketing program was based on the theme "We're Back in the Saddle Again" and was designed primarily to let the market know live racing had returned again for the first time since 1992. The 1996 advertising campaign again utilized primarily television, print and radio advertising to build live racing attendance by highlighting the attractive, park-like atmosphere of Canterbury Park, as well as the fun and excitement of live horse racing. In addition, the development of a customer data base in 1995 and 1996 will enable the Company to more effectively utilize direct mail advertising in 1997.

    Because wagering on horse racing is more complex than many other forms of gaming, such as slot machines or the various lottery products, the Company is developing various educational programs, such as tours of the Racetrack and wagering classes, that it believes will make the sport of horse racing and pari-mutuel wagering more understandable to the general public.

    (vi) Regulation

    General.

    The ownership and operation of a horse racetrack in Minnesota is subject to significant regulation by the Racing Commission under the Racing Act and the rules adopted by the Racing Commission. The Racing Act provides for the allocation of each wagering pool to winning bettors, the racetrack, purses, the State of Minnesota and the Breeders' Fund and empowers the Racing Commission to license and regulate substantially all aspects of horse racing in the State. The Racing Commission, among other things, grants operating licenses to racetracks after an application process and public hearings, licenses all employees of a racetrack, jockeys, trainers, veterinarians and other participants, regulates the transfer of ownership interests in licenses, allocates live race days and simulcast-only race days, approves race programs, regulates the conduct of races, sets specifications for the racing ovals, animal facilities, employee quarters and public areas of racetracks, regulates the types of wagers on horse races and approves significant contractual arrangements with racetracks, including management agreements, simulcast arrangements, totalizator contracts and concessionaire agreements. Decisions by the Racing Commission in regard to any one or more of the foregoing matters could adversely affect the Company's operations.

    A federal statute, the Interstate Horse Racing Act of 1978, also provides that a racetrack must obtain the consent of the group representing the breed of horses racing the majority of the time at the racetrack, and the consent of the state agency regulating the racetrack, in order to transmit simulcast signals of its live races or to receive and use simulcast signals from other racetracks. The Company has obtained the consent of the MHBPA for receiving and sending simulcasting signals.

    Issuance of Class A and Class B Licenses to the Company.

    The Racing Commission issued a Class A License to the Company on April 27, 1994. The Class A License allows the Company to own and operate the Racetrack. The Class A License is effective until revoked or suspended by the Racing Commission, or relinquished by the licensee. The fee for a Class A License is $10,000 per calendar year.

    The Racing Commission issued a Class B License to the Company on April 27, 1994. The Class B License allows the Company to sponsor and manage horse racing on which pari-mutuel wagering is conducted at its Class A licensed racetrack and on other horse races run at out-of-state locations as authorized by the Racing Commission. The Class B License is renewable each year by the Racing Commission after a public hearing (if required by the Racing Commission). The Company's Class B License was renewed for the 1997 season in December 1996. The fee for a Class B License is $100 for each assigned race day on which live racing is actually conducted and $50 for each day on which simulcasting is authorized and actually takes place.

    Limitation on the Number of Class A and Class B Licenses.

    Pursuant to the Racing Act, so long as the Racetrack maintains its Class A License, no other Class A License may be issued in the seven county metropolitan area (the counties of Hennepin, Ramsey, Washington, Scott, Dakota, Anoka and Carver), except the Racing Commission may issue an additional Class A License within the seven county metropolitan area, provided that the additional license may only be issued for a facility which, among other conditions, is located more than 20 miles from the Racetrack, contains a track no larger than five-eighths of a mile in circumference, and is used exclusively for Standardbred (harness) racing. Therefore, as long as the Company holds the Class A License, only the Company may own and operate a racetrack in the seven county metropolitan area where Thoroughbred horses and Quarter Horses may be raced.

    Limitation on Ownership and Management of an Entity which holds a Class A License and/or Class B License.

    The Racing Act requires prior Racing Commission approval of all officers, directors, 5% shareholders, or other persons having a present or future direct or indirect financial or management interest in any person applying for a Class A and Class B license, and if a change of ownership of more than 5% of the licensee's shares is made after an application is filed or the license issued, the applicant or licensee must notify the Racing Commission of the changes within five days of this occurrence and provide the information required by the Racing Act.

    Local Regulation.

    The Racetrack is subject to state and local laws, regulations, ordinances and other provisions affecting zoning and other matters which may have the effect of restricting the uses to which the Company's land and other assets may be used. The Canterbury Park property was originally zoned "Racetrack District," but the City of Shakopee has revised its zoning ordinances and as of January 1, 1995 has zoned the Company's property as "Major Recreation Zone." The Company believes such rezoning has not adversely affected the current uses of the

Racetrack and believes the rezoning will not adversely affect the Racetrack in the future. Also, any development of the Racetrack site will, among other things, be subject to applicable zoning ordinances and require approval by the City of Shakopee and other authorities and there can be no assurance such approvals will be obtained.

    (vii) Employees

    At March 13, 1997, the Company had approximately 45 full-time employees and 150 part-time employees. When the Company commences live racing in May 1997, the Company expects to employ approximately 130 additional full-time seasonal employees and approximately 450 additional part-time seasonal employees. The Company's management believes its employee relations are good.

    (viii) Executive Officers

    The executive officers and other members of management of the Company, their ages and their positions with the Company are as follows:

NAME                                                       AGE                      POSITION WITH COMPANY
-----------------------------------------------------      ---      -----------------------------------------------------

Randall D. Sampson                                          38      Chief Executive Officer, President and Treasurer, and
                                                                    General Manager

Michael J. Garin                                            41      President, Canterbury Park Concessions, Inc.

Troy J. Mertens                                             29      Assistant General Manager and Director of Mutuels and
                                                                    Simulcasting Operations

Mark A. Erickson                                            40      Director of Facilities


------------------------

   Randall D. Sampson has been CEO, President and Treasurer since the formation of the Company in March 1994 and General Manager since September 1995. Mr. Sampson has served as President of Sampson Racing, Inc. since 1989 and managed the Thoroughbred racing and breeding operations of the Curtis Sampson family. Mr. Sampson has been active in horse racing industry associations, serving on the Board of Directors of the Minnesota Thoroughbred Association from 1989 to 1993, and as Treasurer in 1990 to 1991 and its President in 1992. Mr. Sampson has also been a member of the Minnesota Horsemen's Benevolent and Protective Association serving as Vice President of the organization from 1993 to 1994. Mr. Sampson served on the 1992 Governor's Commission on Canterbury Downs and has been a member of the Minnesota Racing Commission Breeders' Fund Advisory Board since 1991. In 1995 he also served as a director of the Thoroughbred Racing Association of North America.

   Michael J. Garin has been Director of Concessions since April 1994 and President of Canterbury Park Concessions, Inc. since September 1995. From September 1993 to April 1994, Mr. Garin was employed as Food and Beverage Supervisor of Little Six, Inc. During March 1992 to September 1993 he served as a Training Program District Manager for Arby's.

   Troy J. Mertens has directed the Mutuels and Simulcasting Operations since April 1994 and was appointed Assistant General Manager in September 1995. Previously, he worked for the prior owners of the Racetrack as a mutuel teller, mutuels supervisor, assistant to the Mutuels Manager and an operations accountant.

   Mark A. Erickson has served as Director of Facilities since April 1994. From May 1992 until employment with the Racetrack, Mr. Erickson served as Maintenance Supervisor for the Mall of America in Bloomington, Minnesota.

Item 2. DESCRIPTION OF PROPERTY

General.

   The Racetrack, which is being operated under the name "Canterbury Park," is a modern facility, generally comparable to other major racetracks located throughout the country. The Racetrack has an average patron capacity of approximately 10,000 within the enclosed grandstand and a maximum patron capacity of approximately 30,000 including the outside areas around the grandstand. The grandstand and most public outdoor areas contain numerous pari-mutuel windows, odds information boards, video monitors, concessions stands and other amenities. The audio/visual system includes over 600 television monitors with most areas providing multi-screen viewing of the races.

   The Racetrack is located approximately 25 miles southwest of downtown Minneapolis. The area immediately surrounding the Racetrack consists primarily of partially developed industrial park and farm land. However, the Racetrack is in reasonable proximity to a number of major entertainment destinations including: Valleyfair, an amusement park about two miles from the Racetrack which annually attracts approximately one million visitors during the spring and summer; the Renaissance Festival, a seven-weekend late summer attraction attracting approximately 315,000 visitors, located about five miles from the Racetrack; and Mystic Lake Casino, located about three miles from the Racetrack, which draws approximately 4.5 million patrons annually. Approximately 20 miles from the Racetrack is the Mall of America, the largest enclosed shopping mall in the United States, which attracts approximately 40 million visitors per year.

Racing Surfaces.

The racing surfaces consist of a one-mile oval dirt/limestone track and a 7/8 mile oval turf track. The dirt track is lighted for night racing. The dirt track includes a mile and one-quarter front stretch chute, a 6-1/2 furlong backstretch chute and a quarter horse chute.

Grandstand.

The grandstand is a modern, air-conditioned, enclosed structure of approximately 275,000 square feet with a variety of facilities on six levels. The Lower Level contains space for support functions such as jockey quarters, administrative offices, Racing Commission offices, the mutuels department, concession and maintenance offices, first aid, mechanical and electrical rooms. The Track Level includes mutuels windows, restrooms, a variety of concession stands and other services. A large area of the track level is used as a simulcast center during live racing and is utilized for banquets and other events during the off-season. The Mezzanine Level contains 1,320 fixed seats in a glass-enclosed, air-conditioned area and an additional 3,000 seats located outside. In addition to the seats, the Mezzanine Level contains mutuel windows, restrooms, concession stands and other guest facilities. The Kitchen Level is an intermediate level located between the Mezzanine and Clubhouse floors; it contains a full-service kitchen which can support a full dining menu for the track-side dining terraces on the Clubhouse Level and to prepare food for the other concession areas. The Clubhouse Level is a multi-purpose area serving as a simulcast center during wagering sessions on televised races, as well as a full-service dining area during the live racing season. The Clubhouse Level includes 325 trackside tables, each equipped with a television set, with a total seating capacity of 1,200 patrons and an additional 1,000 seats are located in lounges located throughout the area. An additional feature of the Clubhouse Level is a special club area which includes 225 dining seats, a party room and a large bar and lounge. The Press Box/Officials' Level is located in the roof trusses over the Clubhouse and contains work areas for the press, racing officials, closed-circuit television, photo-finish and the track announcer. In addition, the grandstand was structurally built to accommodate skyboxes under the Press Box/Officials' Level, although none have yet been constructed. Escalators and elevators are available to move patrons among the various levels within the grandstand.

Other Viewing Areas.

   In addition to the grandstand, patrons can watch races from the following outdoor areas: the apron, or standee ramp, between the grandstand and the racetrack and a large picnic area immediately north of the grandstand. These areas have concession stands and mutuel windows nearby.

Grounds; Saddling Paddock Area.

   The grounds surrounding the grandstand are extensively landscaped. Located near the main entrance behind the grandstand is a European-style paddock area where patrons can observe the jockey mounting and the post parade.

Barn and Backside Facilities.

   The stable area consists of 33 barns with a total of approximately 1,650 stalls. In the stable area, there are 216 dormitory rooms for the grooms and others working at the Racetrack. The stable area also contains a combination racing office and cafeteria/recreation building for stable personnel, two blacksmith buildings and space for a future veterinarian hospital.

Parking.

   Approximately 7,500 paved parking spaces are available for patron and employee automobiles at the Racetrack, including parking spaces that are reserved for physically challenged patrons. The Racetrack also has unpaved areas available for overflow parking for approximately 5,000 additional automobiles. Areas are also reserved for bus parking.

Insurance.

The Company maintains insurance on its facilities in amounts it believes are sufficient.

Other Properties.

Approximately 50 acres of the 325 acres owned by the Company are not necessary for racing operations. This property, adjacent to the Racetrack, is undeveloped and could be sold in whole or in part, depending upon future opportunities. The Company regularly evaluates other business activities that would maximize the use of the real estate surrounding the Racetrack and which would complement the Company's prime venture of horse racing.

Item 3. LEGAL PROCEEDINGS

Not Applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

                                   PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION

    The Company's Common Stock, Warrants and Units (each Unit consisting of one share of common stock and one warrant to purchase one share of common stock) are traded on the NASDAQ system under the symbols TRAK, TRAKW and TRAKU, respectively. On August 25, 1994 the Company completed a public offering of 1,250,000 Units at a price of $4.00. From August 17, 1994 through December 5, 1994, only the Units traded on the NASDAQ system. Commencing December 5, 1994, the Units, Common Stock and Warrants began trading separately. The table set forth below indicates the low and high bid prices for the Units, Common Stock and Warrants for the years ended December 31, 1996 and 1995. These prices indicate interdealer prices without retail markup, markdowns or commissions.

                                                                                        1996                  1995
                                                                                --------------------  --------------------

                                                                                   LOW       HIGH        LOW       HIGH
                                                                                ---------  ---------  ---------  ---------

Units

First Quarter.................................................................  $   1 1/2  $   2 7/8  $   2      $   2 3/8

Second Quarter....................................................................  2          3 3/4      2 1/4      3

Third Quarter.................................................................      2 1/2      3 3/4      2 1/2      3 1/4

Fourth Quarter................................................................     2 1/16      2 3/4      1 1/2      2 1/2

Common Stock

First Quarter.................................................................      1 3/8      2 5/8      1 3/4      2 1/8

Second Quarter................................................................      1 1/8      3 3/8      1 7/8      2 1/2

Third Quarter.................................................................      2 1/4      3 1/4      2 1/4      3

Fourth Quarter................................................................      2          2 5/8      1 3/8      2 3/8

Warrants

First Quarter.................................................................       1/16        3/8        1/8       5/16

Second Quarter................................................................        1/4       9/16        1/4        7/8

Third Quarter.................................................................        1/4        1/4        3/8        3/8

Fourth Quarter................................................................       1/16        1/4       1/16        3/8



    (b) HOLDERS

    At March 17, 1997, the Company had 322 holders of record of its common stock. In addition, on that date two depository companies held approximately 1,345,020 shares as nominees for an undetermined number of additional beneficial holders.

    (c) DIVIDENDS

    The Company has not paid any dividends on its common stock and does not anticipate paying any in the foreseeable future.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS

    GENERAL

    Canterbury Park Holding Corporation (the "Company") owns and operates Canterbury Park (the "Racetrack"), the only pari-mutuel horse racing facility in the State of Minnesota. The Company's revenues for the years ended December 31, 1996 and 1995 were derived primarily from pari-mutuel take-out on races simulcast year-round to Canterbury Park from racetracks throughout the country, and on live Thoroughbred and Quarter Horse races at the Racetrack. During 1996 and 1995 the Company conducted 312 and 309 days of simulcast racing, respectively. The Company hosted 55 and 51 day live race meets in 1996 and 1995, respectively. These live race meets commenced in the month of May and concluded in August. During these live race meets, the Company earns additional pari-mutuel revenue from broadcasting ("simulcasting") its races to out-of-state racetracks around the country. In addition to pari-mutuel revenues, the Company generates revenues from admissions, parking, program sales, concession sales, special events, advertising and other sources.

    On April 11, 1996, legislation became effective in Minnesota which, beginning July 1, 1996, exempted the first $12 million of pari-mutuel revenue from the 6% pari-mutuel tax. The legislation is effective until July 1, 1999 and benefits the horsepersons' purse fund as well as the Company during a statutorily mandated twelve month period, beginning July 1 and ending the following June 30. Effective July 1, 1996, pari-mutuel taxes have been estimated for the 12 month period from July 1, 1996 through June 30, 1997, and an estimated annual effective tax rate has been applied to pari-mutuel commission and breakage revenues generated since July 1, 1996.

    The legislation referred to above also provides that winning pari-mutuel tickets which are not cashed within one year of the end of the respective race meet will become the property of the Company. The legislation is effective through December 31, 1999 after which uncashed winning tickets will again be remitted to the State of Minnesota. The Company is recording revenue associated with the uncashed winning tickets at the time, based on historical experience, that management can reasonably estimate the amount of additional winning tickets from a race meet that will be presented for payment. For the twelve months ended December 31, 1996, total uncashed winning ticket revenue included in pari-mutuel revenues totalled approximately $180,000.

    Results of Operations for the years ended December 31, 1996 and December 31, 1995:

    In 1996, the Company successfully completed its second live racing meet featuring an entertaining and competitive stable of horses and jockey colony, with the full cooperation of the horsepersons' organizations. Net income for the year ended December 31, 1996 was $71,149, compared to a net loss of $889,100 for the year ended December 31, 1995. This significant improvement in operations was accomplished primarily due to reductions in expenses, particularly pari-mutuel tax expense, salaries and benefits, costs of repairs, maintenance & supplies and other operating expenses. Experience gained during the 1995 live race meet enabled the Company to reduce expenses, particularly labor costs during the 1996 live race meet. The Company is the first owner of the Racetrack to ever report net income for a fiscal year in which live racing was conducted.

    The following table summarizes operating data for the years ended December 31, 1996 and December 31, 1995:

    Summary of Operating Data:

                                                               YEAR               YEAR
                                                               ENDED              ENDED
                                                         DECEMBER 31, 1996  DECEMBER 31, 1995
                                                         -----------------  -----------------

Racing Days

  Simulcast only days....................................            261                254

  Live and simulcast days................................             51                 55
                                                              -----------       -----------
    Total Racing Days......................................          312                309

Attendance

  Simulcast only days....................................        132,000            135,000

  Live and simulcast days................................        192,000            218,000
                                                              -----------       -----------
    Total Attendance.......................................      324,000            353,000

On-Track Handle

  Simulcast only days....................................  $  42,136,000      $  40,581,000

  Live and simulcast days

   Live racing............................................    12,251,000         14,287,000

   Simulcast racing.......................................    10,396,000         11,675,000

Out-of-state Live Handle...............................        9,895,000          3,339,000
                                                              -----------       -----------
    Total Handle...........................................$  74,678,000      $  69,882,000

Average Daily Attendance

  Simulcast only days....................................            506                531

  Live and simulcast days................................          3,765              3,963

On-Track Per Capita Wagering

  Simulcast only days....................................  $         319      $         301

  Live and simulcast days................................            118                119

On-Track Average Daily Handle

  Simulcast only days....................................  $     161,441      $     159,768

  Live and simulcast days................................        444,059            472,036

    Total operating revenues for the years ended December 31, 1996 and December 31, 1995 were $17,371,005 and $17,651,606, respectively.

    Total pari-mutuel revenues increased .6% from $13,400,712 in 1995 to $13,487,640 in 1996. Pari-mutuel revenues derived from simulcasting increased 1.9% to approximately $10,407,000 from approximately $10,215,000 in 1995. This change was consistent with the change in simulcast handle, which increased to $52,532,000 in 1996, compared to $52,256,000 in 1995.

    On-track wagering on live races at the Racetrack decreased by approximately $2 million, or 14.3%, to approximately $12,251,000 in 1996 from approximately $14,287,000 in 1995. Consequently, pari-mutuel revenue from these live races decreased by 15.3% from approximately $3.1 million in 1995, to $2.6 million in 1996. Most of this decrease is attributed to four fewer live racing days in 1996 (51 days in 1996, compared to 55 days in 1995). While on-track average daily handle decreased to $444,059 in 1996 from $472,036 in 1995, the on-track per capita wagering remained steady on days when both live and simulcast racing were conducted.

    Pari-mutuel revenue from simulcasting the Racetrack's live races to out-of-state racetracks totalled $282,670 in 1996 compared to $94,224 in 1995. The Racetrack receives amounts ranging from 2.50% to 3.00% of amounts wagered at out-of-state racetracks as a "Guest fee". The handle wagered at out-of-state racetracks was $9,895,000 in 1996, 196% greater than the $3,339,000 wagered out-of-state in 1995. This increase in import handle is attributable to changes in post times. In 1995 the live racing post times were 2:00 pm on Saturdays, Sundays and holidays, and 4:00 pm on Thursdays and Fridays. In 1996 thoroughbred post times for Sundays and holidays remained at 2:00 pm. The Company changed the post times on Thursdays, Fridays and Saturdays to 6:30 pm to enhance on-track race attendance and handle and to provide a more attractive time slot for out-of-state simulcast guest tracks who elect to take the Company's simulcast signal.

    Revenues earned related to uncashed winning tickets were $180,000 in 1996. Uncashed winning tickets were remitted to the State of Minnesota during 1995 and up to April 11, 1996, the date the legislation became effective.

    Concession, admission, parking and publication revenues were lower during the twelve months ended December 31, 1996 compared to the twelve months ended December 31, 1995 due primarily to lower average daily attendance (refer to Summary of Operating Data ), and to four fewer live racing days in 1996. In addition, in 1996, the Company sponsored more free admission or discounted admission and concession promotions than in 1995.

    Total operating expenses decreased 6.8% from $18,328,944 in 1995 to $17,084,033 in 1996.

    Minnesota law requires the Company to segregate a portion of funds received from wagering on simulcast and live horse races for future payment as purses for live horse races or other uses of Minnesota's horsepersons' associations. This purse expense is one of the Company's largest single expense items. The minimum percentage required by law to be set aside for purses from simulcasting varies substantially depending on the time of year the simulcasting is conducted. For the 25-week period beginning in early May, which is the statutorily established "Racing Season," 50% of net pari-mutuel revenue, before deducting for purses, is allocated to a fund for the payment of purses during the live meet. For the remaining 27 weeks of the racing year, November through April, funds accumulate at the rate of 25% of net pari-mutuel revenue, before deducting for purses, but after deducting an 8% expense factor. Purse expense as a percentage of the Company's pari-mutuel commission and breakage revenues increased slightly to 26.8% for the year ended 1996, from 26.1% for the year ended December 31, 1995. The increase in this percentage is attributed to two factors. First, the reduction in the pari-mutuel tax, which became effective July 1, 1996, also benefitted the horsepersons' associations. As a result of this legislation the Racetrack allocated more funds for purses related to simulcast races from other racetracks. Second, in 1996 the Racetrack paid approximately $87,000 to the Minnesota Horsemen's Benevolent and Protective Association (the "MHBPA") for purses on live races simulcast to out-of-state racetracks. Pursuant to the agreement with the MHBPA, 50% of the net earnings from import races during the 1996 live meet were paid to the MHBPA. Net earnings are defined as guest fees received, less the costs of sending the simulcast signal ("uplinking"). In 1995 the unlinking costs exceeded the guest fee revenue and no purse money was earned by the horsepersons' associations related to simulcasting to out-of-state racetracks.

    Amounts paid to the Minnesota Breeders' Fund are a function of on-track handle and the decrease is consistent with the decrease in total on-track handle. Host track fees rose slightly to 3.49% of simulcast handle in 1996 compared to 3.37% in 1995. The host fee is calculated as a percentage of monies wagered on out-of-state racetracks (generally 2.50% to 4.00%) and is negotiated with each host track. The Racetrack received simulcast signals from over 40 different out-of-state racetracks during 1996.

    Pari-mutuel taxes decreased $377,529, or 47.2%, to $421,787 for the year ended December 31, 1996 compared to $799,316 for the year ended December 31, 1995. This decrease is attributed to the legislation enacted in the State of Minnesota on April 11, 1996 and effective July 1, 1996. The Company has applied an estimated annual effective tax rate to the pari-mutuel commission and breakage revenues generated from July 1, 1996 through December 31, 1996.

    Salaries and benefits were approximately $344,000, or 7.9% lower for the year ended December 31, 1996, compared to the year ended December 31, 1995. The reduction is attributed to a shorter live race meet in 1996, and to operating efficiencies gained primarily in the concessions and mutuels areas during the live meet. In addition, after the 1995 live meet, certain reductions and consolidations of full-time staff were enacted to reduce wage expenses for the Company.

    Repairs, maintenance and supplies and other operating expenses are significantly lower in 1996 compared to 1995 due primarily to the significant repairs and maintenance necessary during 1995 to return live racing to the Racetrack in May of 1995 for the first time in almost three years.

    Advertising and marketing costs were 7.6% lower in 1996 due to increased focus on expense control in this area. In addition, in 1995 significant advertising expenditures were necessary to notify racing patrons that live racing was returning to the Racetrack. A patron database developed during that inaugural live meet allowed the Racetrack to contact patrons via direct mail in 1996, reducing the need for mass media advertising.

    Interest expense relates primarily to amounts due to the Company's 35% shareholder under a line of credit agreement and to amounts due to the MHBPA for purses. The average daily balance of amounts due under the line of credit were approximately $1,855,000 and $1,643,000 for the years ended December 31, 1996 and December 31, 1995, respectively. The weighted average rate of interest on the line of credit was 10.45% and 10.99% for 1996 and 1995, respectively. The contractual rate of interest on the line of credit is prime rate plus 2%. The average daily balance of amounts due to the MHBPA were approximately $473,000 and $461,000, for the years ended December 31, 1996 and 1995, respectively. The weighted average rate of interest on the amounts due to the MHBPA was 8.27% and 8.87% for 1996 and 1995, respectively. The interest rates on the line of credit and the MHBPA liability were 10.25% and 8.25%, respectively, at December 31, 1996.

    Liquidity and Capital Resources:

    During the year ended December 31, 1996, cash provided by operating activities was $977,941, which resulted principally from depreciation and amortization of $811,509, net income of $71,149 and a decrease in accounts receivable and current assets of $75,250. During the year ended December 31, 1995, cash used in operating activities was $401,459, which resulted principally from a net loss of $889,100, an increase in accounts receivable and other current assets of $137,361, and a decrease in accrued property taxes of $613,318, which were partial offset by depreciation and amortization of $748,312, an increase in accounts payable and accrued expenses of $285,274 and an increase in the payable to horsepersons of $121,344.

    Cash used in financing activities was $774,787 for the year ended December 31, 1996, which represents the net payments on the Company's line of credit with its majority shareholder of $817,555, offset by proceeds of $42,768 from the issuance of common stock due primarily to the exercise of options. During 1995, cash provided by financing activities was $1,312,880, which was the net amount of advances on the company's line of credit with its majority shareholder. For fiscal 1996, net cash used in investing activities was $295,054 which consisted of $362,584 for capital expenditures, primarily consisting of equipment and building improvements, offset by proceeds from the sale of equipment of $67,530. For fiscal 1995, net cash used in investing activities was $846,109 for capital expenditures, primarily purchases of video production equipment needed for live racing. The Company estimates that it will spend approximately $300,000 for capital expenditures during fiscal year 1997.

    Minnesota law requires the Company to segregate a portion of funds (recorded as statutory purses in the statement of operations), received from wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons' associations. Pursuant to an agreement with the MHBPA, the Company has transferred into a trust account or paid directly to the MHBPA, approximately $3,164,000 and $3,037,000 for the years ended December 31, 1996 and 1995, respectively, related to Thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company. The amounts due the MHBPA were $553,190 and $487,054 at December 31, 1996 and 1995, respectively, and are guaranteed by the Company's 35% shareholder. The interest rates on any statutory purses accrued but not transferred into the trust were 8.25% and 8.75% at December 31, 1996 and 1995, respectively.

    The Company believes that the cash to be generated from operations, together with funds available under its $3,000,000 line of credit with Mr. Curtis Sampson, the Company's 35% shareholder, will be sufficient to satisfy its liquidity and capital resource requirements for the next twelve months. The Company anticipates that it will pay down a portion of the borrowings under the line of credit with funds generated from operations and borrow additional amounts under the line of credit as funds are needed for working capital purposes. The Company is also negotiating a credit facility from a traditional lender to replace the line of credit with Mr. Sampson. Mr. Sampson has advised the Company that if it is unable to obtain a credit facility from a traditional lender, then he will keep his line of credit in place through at least March 31, 1998. As of March 17, 1997, borrowings under the line of credit had been reduced to approximately $839,000.

    Cash flows from operations in 1997 are anticipated to be greater than cash flows in 1996 because the legislation effecting pari-mutuel taxes and uncashed winning tickets will be effective for the entire fiscal year.

    Operating Plan:

    In 1996 the Company was successful in conducting its second live race meet in two years. The Company competes with racetracks located throughout the United States in securing the better quality horses to run at the Racetrack. Attracting the owners and trainers of better quality horses is largely influenced by the ability to offer large purses. By reducing the number of racing days and utilizing purse monies from simulcasting and live race wagering, the Company was able to offer purses during its 1996 live racing season which were comparable to other midwestern racetracks.

    The Company plans a live race meet in 1997 which will consist of a 26-day mixed meet of Thoroughbred and Quarter Horse racing, a 27-day Thoroughbred only meet, and three days of live harness racing over Labor Day weekend.

    The Company's ability to operate profitably in 1997 will largely depend on its ability to maintain levels of attendance and wagering handle for live and simulcast racing at levels similar to 1996. The Company will also need to maintain operating expenses at levels similar to 1996. In addition, the Company is focusing on special events and maximizing the potential of the facility year-round. Legislation which became effective in 1996 relating to the pari-mutuel tax and uncashed winning tickets will supplement cash flows in 1997, the first full fiscal year that the legislation will be in effect.

    Legislation was recently introduced at the 1997 Minnesota Legislative Session which would permit the Minnesota State Lottery to operate up to 1,500 video lottery terminals (VLTs) at the Canterbury Park Racetrack. The proposal is structured to help support four key goals: (1) to create a sports infrastructure fund from which revenue would become available to finance some or all of a new outdoor ballpark for the Minnesota Twins, and restoration of the Metrodome for the Minnesota Vikings and the St. Paul Civic Center for professional hockey; (2) to expand the Racetrack by attracting new visitors;
(3) to rebuild the horse industry in Minnesota by requiring 8.4% of the net proceeds from the VLTs to be allocated to live horse racing purses, thereby attracting better horses and better competition; and (4) to fund environmental needs by dedicating 40% of the net proceeds to the Environmental Trust Fund as required by the Minnesota constitution. No assurance can be given that the proposed legislation will be enacted and, if enacted, the Company is unable to provide any estimates as to the financial impact this legislation would have on the Company.

    Factors Affecting Future Performance:

    From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may comment on anticipated future financial performance. Such forward looking statements, including statements contained in this Report on Form 10-KSB, are subject to risks and uncertainties which may adversely affect future financial performance, including, but not limited to, fluctuations in attendance at the Racetrack, changes in the level of wagering by patrons, legislative and regulatory changes, the impact of wagering products introduced by competitors, higher than expected expenses, and other risks applicable to the horse racing industry generally.

ITEM 7. FINANCIAL STATEMENTS

    The following financial statements of the Company are set forth on pages 18 through 28 of the Form 10-KSB:

                                                                                            PAGE
                                                                                            -----

Independent Auditors' Report...........................................................          18

Consolidated Balance Sheets as of December 31, 1996 and 1995...........................          19

Consolidated Statements of Operations for the years ended December 31, 1996 and
  December 31, 1995....................................................................          20

Consolidated Statements of Changes in Stockholders' Equity for the years ended December
  31, 1996 and December 31, 1995.......................................................          21

Consolidated Statements of Cash Flows for the years ended December 31, 1996 and
  December 31, 1995....................................................................          22

Notes to Consolidated Financial Statements for the years ended December 31, 1996 and
  December 31, 1995....................................................................          23

                          INDEPENDENT AUDITORS' REPORT

    Board of Directors
    Canterbury Park Holding Corporation
    Shakopee, Minnesota

    We have audited the accompanying consolidated balance sheets of Canterbury Park Holding Corporation and subsidiary (the Company) as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes the examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Canterbury Park Holding Corporation and subsidiary as of December 31, 1996 and 1995 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

    March 7, 1997
    Minneapolis, Minnesota

               CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                               1996          1995
                                                                           ------------  ------------

ASSETS

CURRENT ASSETS:

  Cash...................................................................  $    296,671  $    388,571

  Accounts receivable....................................................       186,834       237,928

  Inventory..............................................................        72,731        88,806

  Deposits...............................................................        20,000        20,250

  Prepaid expenses.......................................................        81,367        89,198
                                                                           ------------  ------------

    Total current assets.................................................       657,603       824,753

PROPERTY AND EQUIPMENT, net (Note 2).....................................     8,631,754     9,143,662

INTANGIBLE ASSETS, net of accumulated amortization of $9,925 and $5,378,
  respectively...........................................................        12,775        17,322
                                                                           ------------  ------------

                                                                           $  9,302,132  $  9,985,737
                                                                           ------------  ------------
                                                                           ------------  ------------

LIABILITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable.......................................................  $    623,930  $    672,800

  Accrued wages and payroll taxes........................................       161,272       144,052

  Accrued interest.......................................................       149,387       109,340

  Advance from shareholder (Note 5)......................................     1,609,754     2,427,309

  Accrued property taxes.................................................       370,916       386,124

  Payable to horsepersons (Note 1).......................................       560,555       533,711
                                                                           ------------  ------------

    Total current liabilities............................................     3,475,814     4,273,336

COMMITMENTS AND CONTINGENCIES (Notes 6 and 7)

STOCKHOLDERS' EQUITY (Note 4): Common stock, $.01 par value, 10,000,000 shares authorized, 2,961,382 and 2,939,271, respectively, shares issued
  and outstanding........................................................        29,614        29,393

Additional paid-in capital...............................................     7,879,551     7,837,004

Accumulated deficit......................................................    (2,082,847)   (2,153,996)
                                                                           ------------  -------------

    Total stockholders' equity...........................................     5,826,318     5,712,401
                                                                           ------------  ------------

                                                                               1996          1995
                                                                           ------------  ------------
                                                                           $  9,302,132  $  9,985,737
                                                                           ------------  ------------
                                                                           ------------  ------------

    See notes to consolidated financial statements.

               CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                     1996           1995
                                                                 -------------  -------------

OPERATING REVENUES:

  Pari-mutuel..................................................  $  13,487,640  $  13,400,712

  Concessions..................................................      2,138,896      2,233,862

  Admissions and parking.......................................        581,304        778,917

  Publications.................................................        823,818        867,107

  Other operating revenue......................................        339,347        371,008
                                                                 -------------  -------------

                                                                    17,371,005     17,651,606

OPERATING EXPENSES:

  Pari-mutuel expenses:

    Statutory purses...........................................      3,483,674      3,455,518

    Host track fees............................................      1,825,999      1,772,482

    Pari-mutuel taxes..........................................        421,787        799,316

    Minnesota Breeders' Fund...................................        679,404        690,530

  Salaries and benefits........................................      4,004,104      4,348,378

  Cost of sales related to concessions.........................        636,231        641,348

  Cost of sales related to publications........................        913,331        939,541

  Depreciation and amortization................................        811,509        748,312

  Repairs, maintenance and supplies............................        402,753        630,952

  Property taxes...............................................        369,824        352,861

  Advertising and marketing....................................        968,375      1,048,127

  Utilities....................................................        648,514        633,743

  Other operating expenses.....................................      1,918,528      2,267,836
                                                                 -------------  -------------

                                                                    17,084,033     18,328,944

NONOPERATING (EXPENSES) REVENUES:

  Interest expense (Note 5)....................................       (228,355)      (225,481)

  Other, net...................................................         12,532         13,719
                                                                 -------------  -------------

                                                                      (215,823)      (211,762)
                                                                 -------------  -------------

NET INCOME (LOSS)..............................................  $      71,149  $    (889,100)
                                                                 -------------  -------------
                                                                 -------------  -------------




                                                                     1996           1995
                                                                 -------------  -------------

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING..................................................      2,948,977      2,939,271
                                                                 -------------  -------------
                                                                 -------------  -------------

NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE.......  $         .02  $        (.30)
                                                                 -------------  -------------
                                                                 -------------  -------------


    See notes to consolidated financial statements.

               CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                    YEARS ENDED DECEMBER 31, 1996 AND 1995

                            NUMBER                       ADDITIONAL PAID-IN        ACCUMULATED
                          OF SHARES    COMMON STOCK           CAPITAL                DEFICIT           TOTAL
                          ----------  --------------  ------------------------  ------------------  ------------

BALANCE AT DECEMBER 31,
  1994..................   2,939,271    $   29,393         $    7,837,004         $   (1,264,896)   $  6,601,501

Net loss................                                                                (889,100)       (889,100)
                          ----------  --------------          -----------       ------------------ ------------

BALANCE AT DECEMBER 31,
  1995..................   2,939,271        29,393              7,837,004             (2,153,996)      5,712,401

Exercise of stock
  options...............      15,000           150                 27,975                                 28,125

Exercise of stock
  warrants..............         100             1                    487                                    488

Shares issued pursuant
  to Employee Stock
  Purchase Plan.........       7,011            70                 14,085                                 14,155

Net income..............                                                                  71,149          71,149
                          ----------  --------------          -----------       ------------------  ------------

BALANCE AT DECEMBER 31,
  1996..................   2,961,382    $   29,614         $    7,879,551         $   (2,082,847)   $  5,826,318
                          ----------  --------------          -----------       ------------------  ------------
                          ----------  --------------          -----------       ------------------  ------------

    See notes to consolidated financial statements.

               CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                           1996        1995
                                                                       ----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)....................................................  $   71,149  $  (889,100)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:

  Depreciation and amortization......................................     811,509      748,312

  Decrease (increase) in accounts receivable.........................      51,094     (104,166)

  Decrease (increase) in other current assets........................      24,156      (33,195)

  (Decrease) increase in accounts payable and accrued expenses.......     (31,650)     285,274

  Increase in accrued interest.......................................      40,047       83,390

  Decrease in accrued property taxes.................................     (15,208)    (613,318)

  Increase in payable to horsepersons................................      26,844      121,344
                                                                       ----------  -----------

   Net cash provided by (used in) operations.........................     977,941     (401,459)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property and equipment and other assets...............    (362,584)    (846,109)

  Proceeds from sale of equipment....................................      67,530
                                                                       ----------  -----------

   Net cash used in investing activities.............................    (295,054)    (846,109)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock.............................      42,768

  Net (payments on) proceeds from advance from shareholder...........    (817,555)   1,312,880
                                                                       ----------  -----------

   Net cash (used in) provided by financing activities...............    (774,787)   1,312,880
                                                                       ----------  -----------

NET (DECREASE) INCREASE IN CASH......................................     (91,900)      65,312

CASH AT BEGINNING OF YEAR............................................     388,571      323,259
                                                                       ----------  -----------

CASH AT END OF YEAR..................................................  $  296,671  $   388,571
                                                                       ----------  -----------
                                                                       ----------  -----------

INTEREST PAID IN CASH................................................  $  188,308  $   156,465
                                                                       ----------  -----------
                                                                       ----------  -----------

    See notes to consolidated financial statements.

               CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Business--Canterbury Park Holding Corporation (the Company) was incorporated on March 24, 1994. On March 29, 1994 the Company acquired all the outstanding securities of Jacobs Realty, Inc. (JRI) from Irwin Jacobs and IMR Fund, L.P. (an investment fund for various pension plans and trusts). JRI was merged into the Company and the acquisition was accounted for under the purchase method of accounting whereby the acquired assets and liabilities have been recorded at the Company's cost. The primary asset of JRI was Canterbury Downs Racetrack and the 325 acres of surrounding land.

    On May 20, 1994, the Company adopted a plan of Reorganization pursuant to which the sole shareholder of Canterbury Park Concessions, Inc. (CPC), and majority shareholder of the Company, agreed to exchange his shares of CPC stock for 198,888 shares of the Company's common stock concurrent with the closing of a public offering. Pursuant to the Plan of Reorganization, CPC became a wholly owned subsidiary of the Company in August 1994 when the Company completed the initial public offering of its common stock. This reorganization was treated in a manner similar to a pooling of interests. Net proceeds received by the Company from the public offering were approximately $4,847,000 which, along with additional borrowings under the Company's line of credit with the majority shareholder, were used to pay off the remaining notes payable from the acquisition of JRI.

    The consolidated financial statements include the accounts of the Company and CPC after elimination of intercompany accounts and transactions.

    Operations--The Company's revenues are derived primarily from pari-mutuel wagering on simulcast and live horse races.

    Basis of Accounting--The consolidated financial statements have been prepared assuming that the Company will continue in existence. This contemplates the realization of assets and settlement of obligations in the ordinary course of business. The Company has incurred cumulative operating losses of approximately $2,083,000, and has a working capital deficit of approximately $2,818,000 at December 31, 1996. During 1996 and 1995, the Company hosted a number of special events in addition to horse racing in an effort to increase its cash flows and attain profitability. Management continues to evaluate additional potential sources of revenue and is also pursuing alternative financing. Management believes that funds available under its line of credit, or any other line of credit which replaces it, along with funds generated from simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 1997. If the line of credit is not replaced, the Company's majority shareholder has agreed not to terminate the line of credit prior to March 31, 1998.

    Estimates--The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

    Depreciation--Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, generally 5 to 39 years.

    Intangible Assets--Intangible assets consist of organization and trademark costs and are amortized on a straight-line basis over 60 months.

    Uncashed Winning Tickets--On April 11, 1996, legislation became effective in Minnesota whereby winning pari-mutuel tickets which are not cashed within one year of the end of the respective race meet will become the property of the Company. The legislation is effective through December 31, 1999 after which uncashed winning tickets will again be remitted to the State of Minnesota. The Company will record revenue associated with the uncashed winning tickets at the time that, based on historical experience, management can reasonably estimate the amount of additional winning tickets from a race meet that will be presented for payment.

    Pari-mutuel Taxes--The legislation referred to above also provides that, beginning July 1, 1996, the first $12 million of pari-mutuel revenue would be exempt from the 6% pari-mutuel tax. The legislation is effective until July 1, 1999 and benefits the horsepersons' purse fund as well as the Company. Effective July 1, 1996, parti-mutuel taxes will be estimated for each 12 month period from July 1 through June 30, and an estimated annual effective tax rate will be applied to all pari-mutuel commission and breakage revenues.

    Payable to Horsepersons--The Minnesota Pari-Mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as statutory purses in the statements of operations), received from wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons' associations. Pursuant to an agreement with the MHBPA, the Company has transferred into a trust account or paid directly to the MHBPA, approximately $3,164,000 and $3,037,000 for the years ended December 31, 1996 and 1995, respectively, related to Thoroughbred races. Amounts due to the MHBPA are guaranteed by the Chairman of the Board. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company. The interest rates on any statutory purses accrued but not transferred into the trust were 8.25% and 8.75% at December 31, 1996 and 1995, respectively.

    Short-Term Borrowings--The weighted average interest rates on short-term borrowings at December 31, 1996 and 1995 are 9.74% and 10.42%, respectively. The weighted average rates for 1996 and 1995 were 10.00% and 10.53%, respectively.

    Income Taxes--Prior to the completion of the Company's initial public offering of its common stock, the Company was taxed as a "small business corporation" under Subchapter S of the Internal Revenue Code. As a result, any income tax liability or benefit was being passed through to the individual shareholders and no income taxes payable or income tax expenses were recorded in the consolidated financial statements. Simultaneous with the Company's completion of the public offering of its common stock, the Company's Subchapter S election was terminated. A portion of the losses accumulated prior to the public offering is not available to offset future earnings. The Company currently accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.

    Income (Loss) Per Common and Common Equivalent Share--The income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding. All stock options and warrants granted after the date of the initial filing of the registration statement have been excluded from the computation because the impact of the incremental shares is antidilutive under the modified treasury stock method.

    Impairment of Long-Lived Assets--Management of the Company periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected future net cash flows. Should the sum of the related expected future net cash flows be less than the carrying value, management will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. To date, management has determined that no impairment of these assets exists.

2. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following at December 31:

                                                                        1996          1995
                                                                    ------------  ------------

Land..............................................................  $  2,713,710  $  2,713,710

Buildings and building improvements...............................     2,754,502     2,642,067

Furniture and equipment...........................................     5,145,010     4,973,958
                                                                    ------------  ------------

                                                                      10,613,222    10,329,735

Less accumulated depreciation.....................................    (1,981,468)   (1,186,073)
                                                                    ------------  ------------

                                                                    $  8,631,754  $  9,143,662
                                                                    ------------  ------------
                                                                    ------------  ------------

3. INCOME TAXES

    A reconciliation between income taxes computed at the statutory federal income tax rate and the effective tax rate is as follows:

                                                                           1996        1995
                                                                        ----------  ----------

Federal tax expense (benefit) computed at statutory rates.............   $  25,000   $(311,000)

(Decrease) increase in valuation allowance............................     (41,000)    368,000

Nondeductible lobbying expense........................................      12,000

State expense (benefit) net of federal impact.........................       6,000     (55,000)

Other.................................................................      (2,000)     (2,000)
                                                                        ----------  ----------

                                                                         $    -     $    -
                                                                        ----------  ----------
                                                                        ----------  ----------

    Temporary differences, tax carryforwards and the valuation allowance at December 31 are as follows:

                                                                           1996        1995
                                                                        ----------  ----------


Operating loss carryforward...........................................  $  683,000  $  632,000

Tax depreciation greater than book depreciation.......................    (272,000)   (194,000)

Organizational and start-up costs.....................................      54,000      77,000

Repairs capitalized...................................................      17,000      22,000

Other.................................................................      20,000       6,000

Valuation allowance...................................................    (502,000)   (543,000)
                                                                        ----------  ----------

                                                                        $    -      $    -
                                                                        ----------  ----------
                                                                        ----------  ----------

    The benefit of deferred tax assets has been offset by a valuation allowance at December 31, 1996 and 1995 because future realization is uncertain. At December 31, 1996, the Company has federal income tax net operating loss carryforwards of approximately $1,649,000 which expire in years 2009 through 2011.

4. STOCKHOLDERS' EQUITY

EMPLOYEE STOCK PURCHASE PLAN:

    On April 3, 1995, the Board of Directors adopted the 1995 Employee Stock Purchase Plan. The plan, which is open to all employees of the Company working more than 15 hours per week, commenced on April 15, 1995 and will continue for ten years. The plan consists of one-year phases. The first phase began on October 1, 1995. Under the terms of the plan, employees may set aside a portion of their payroll earnings to purchase shares of the Company's common stock at the lower of 85% of the fair market value of the shares on the commencement date of each phase or 85% of the fair market value on the termination date of each phase. The plan provides for the sale of up to 100,000 shares, 7,011 of which were issued in 1996.

    Stock Options:

    The Company has a stock option plan (the Stock Option Plan) which provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and nonemployees, including directors of and consultants to the Company and any subsidiary, to purchase up to a maximum of 250,000 shares of common stock. Options that are granted under the plan may be either options that qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (Incentive Stock Options), or those that do not qualify as Incentive Stock Options (Non-Qualified Stock Options). The plan is administered by the Board of Directors, or a committee designated by the Board, which determines the persons who are to receive awards under the plan, the type of award to be granted, the number of shares subject to each award and, if an option, the exercise price of each option. The plan also provides for formula grants of Non-Qualified Stock Options to nonemployee directors of the Company.

    Stock option activity related to the Plan during the years ended December 31, 1996 and 1995 is summarized below:

                                                                        1996                         1995
                                                            ----------------------------  --------------------------


                                                                       WEIGHTED AVERAGE              WEIGHTED AVERAGE
                                                             SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
                                                            ---------  -----------------  ---------  ---------------

Outstanding at beginning of year..........................    117,000      $    3.04         63,000     $    4.00

Granted...................................................     73,000           2.04         54,000          1.92

Exercised.................................................    (15,000)          1.88

Canceled..................................................     (3,000)          1.75
                                                            ---------          -----      ---------         -----

Outstanding at end of year................................    172,000      $    2.74        117,000     $    3.04
                                                            ---------          -----      ---------         -----
                                                            ---------          -----      ---------         -----

Options exercisable at end of year........................    143,000      $    2.52         93,000     $    3.34
                                                            ---------          -----      ---------         -----
                                                            ---------          -----      ---------         -----

    In addition to options granted under the plan, in June 1994 the Company issued options to purchase 73,000 shares of common stock to certain individuals who were instrumental in assisting the Company commence operations. These options are currently exercisable at $3.00 per share and expire in June 1998.

    The Chairman of the Board has an option (which expires in May 1998) to purchase 51,825 shares at $2.64 per share at December 31, 1996.

    At December 31, 1996, the weighted average remaining contractual life of all options was 49 months.

    In 1996, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." As permitted by SFAS 123, the Company has elected to continue following the guidance of APB 25 for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for stock options issued under the Stock

Option Plan because the exercise price of all options granted was at least equal to the fair value of the common stock at the date of grant. If compensation cost for the Company's stock option and employee stock purchase plans had been determined based on the fair value at the grant dates, consistent with the method provided in SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been as follows:

                                                                           1996         1995
                                                                        ----------   ----------

Net Income (Loss):

    As reported..................................................       $  71,149    $ (889,100)

    Pro forma.........................................................    (43,622)     (928,769)

Earnings (Loss) Per Share:

    As reported.......................................................  $     .02    $     (.30)

    Pro forma.........................................................       (.01)         (.32)

    The fair value of options granted under the Stock Option Plan during 1996 and 1995 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

                                                                            1996       1995
                                                                         ----------  ---------

Dividend yield.........................................................        None       None

Expected volatility....................................................          88%        67%

Risk-free interest rate................................................        5.86%      7.58%

Expected life of option................................................     120 mo.     67 mo.

Fair value of options on grant date....................................  $  130,722  $  67,132

    Warrants:

    In 1994, the Company issued warrants to purchase 400,000 shares of common stock to the Company's founders in consideration for services performed. The warrants expire in August 1998 and are exercisable at $4.00 per share. Also, there are currently outstanding warrants to purchase 1,437,400 shares of common stock related to the initial public offering which are exercisable at $4.88 per share and expire in August 1998. Warrants to purchase 100 shares were exercised in 1996.

    In addition to the above, the Company's selling agents have a warrant to purchase 125,000 units (each unit consisting of one share of common stock and one warrant to purchase one share of common stock) at an exercise price of $4.80 per unit which expires in August 1998.

    The Company's Articles of Incorporation provide that the Company may redeem, at fair market value, securities held by any person or entity whose status as a security holder, in the opinion of the Board of Directors of the Company, may result in the disapproval, modification, or nonrenewal of any contract or the loss or nonreinstatement from any governmental agency of any license or franchise held by the Company or any of its subsidiaries, which license or franchise is conditioned upon some or all of the holders of capital stock meeting certain criteria.

 . LINE OF CREDIT

    At December 31, 1996 and 1995, the Company had a $3,000,000 line of credit arrangement with the Chairman of the Board, of which $1,609,754 and $2,427,309 were outstanding, respectively. The interest rate for borrowings under the line of credit is prime plus 2%. The line of credit may be canceled on 90 days notice. Interest charged to operations under this line of credit was approximately $194,000 and $181,000 for the periods ended December 31, 1996 and 1995, respectively.

6. OPERATING LEASES AND COMMITMENTS

    The Company leased certain copying equipment under an operating lease which required monthly payments of $5,500. This lease expired in May 1996. Rental expenses charged to operations were approximately $27,500 and $66,000 for the periods ended December 31, 1996 and 1995, respectively.

    In addition, the Company entered into a five-year totalizator services agreement with Autotote Systems, Inc. (Autotote) in May 1994. Pursuant to the agreement, Autotote provides totalizator equipment and computer programs which record and process all wagers and calculate the odds and payoffs. For such services, Autotote receives a fee of approximately .35% of the gross monies wagered. Amounts charged to operations under this agreement for the years ended December 31, 1996 and 1995 were approximately $291,000 and $277,000, respectively. During the 1996 and1995 live race meets, Autotote provided uplink services which enabled the Company to simulcast horse races held at Canterbury Park to out-of-state racetracks. These services were provided at a rate of approximately $2,000 per day, resulting in an amount charged to operations in 1996 and 1995 of approximately $102,000 and $110,000, respectively. A director of the Company is the regional sales manager of Autotote.

7. CONTINGENCIES

    In connection with the purchase of JRI (note 1), the company entered into an Earn Out Promissory Note dated March 29, 1994. In accordance with the Earn Out Note if (i) off-track betting becomes legally permissible in the State of Minnesota and (ii) the Company begins to conduct off-track betting with respect to or in connection with its operations, the Company will be required to pay to the IMR Fund, L.P. the greater of $700,000 per operating year, as defined, or 20% of the net pretax profit, as defined for each of five operating years. At the date (if any) that these two conditions are met, the five minimum payments will be discounted back to their present value and the sum of those discounted payments will be recorded as an increase to the purchase price. The purchase price will be further increased if payments become due under the "20% of Net Pretax Profit" calculation. The first payment is to be made 90 days after the end of the third operating year in which off-track betting is conducted by the Company. Remaining payments would be made within 90 days of the end of each of the next four operating years.

8. RELATED-PARTY TRANSACTIONS

    The president/director and two other directors have guaranteed performance by the Company under a $500,000 bond issued to the Minnesota Racing Commission.

    In 1996 and 1995, the Company paid $40,000 to a Board member for advertising and marketing services provided to the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
  PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
  ACT

    Information required under this item with respect to the directors will be set forth in a section captioned "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 5, 1997 (the "1997 Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of the close of the past fiscal year, which information is incorporated herein by reference. Information regarding executive officers is presented under Item 1 herein.

ITEM 10. EXECUTIVE COMPENSATION

    Information required under this item will be set forth in a section entitled "Executive Compensation" in the Company's 1997 Proxy Statement which information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required under this item will be set forth in a section entitled "Shareholdings of Principal Shareholders and Management" in the Company's 1997 Proxy Statement which information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required under this item will be set forth in a section entitled "Certain Transactions" in the Company's 1997 Proxy Statement which information is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits. See Exhibit Index at page 31 which is incorporated herein by reference. Exhibits that cover management contracts or compensatory plans or arrangements are marked with an asterisk (*) on the Exhibit Index.

    (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during
1996.
                                      29

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: March 24, 1997

                                CANTERBURY PARK HOLDING CORPORATION

                                BY             /S/ RANDALL D. SAMPSON
                                     -----------------------------------------
                                     Randall D. Sampson
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the date set forth above.

Power of Attorney

    Each person whose signature appears below constitutes and appoints CURTIS
A. SAMPSON, DALE H. SCHENIAN and RANDALL D. SAMPSON as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

    /s/ CURTIS A. SAMPSON       Chairman of the Board          March 24, 1997
------------------------------
      Curtis A. Sampson

     /s/ DALE H. SCHENIAN       Director; Vice Chairman        March 24, 1997
------------------------------
       Dale H. Schenian

    /s/ RANDALL D. SAMPSON      Chief Executive Officer,       March 24, 1997
------------------------------  President*, General Manager,
      Randall D. Sampson        Treasurer and Director

   /s/ BRIAN C. BARENSCHEER     Director                       March 24, 1997
------------------------------
     Brian C. Barenscheer

     /s/ GIBSON CAROTHERS       Director                       March 24, 1997
------------------------------
       Gibson Carothers

    /s/ TERENCE MCWILLIAMS      Director                       March 24, 1997
------------------------------
      Terence McWilliams

      /s/ CARIN OFFERMAN
------------------------------  Director                       March 24, 1997
        Carin Offerman

* Chief Financial Officer and Chief Accounting Officer.

               CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

    Exhibit Index To Form 10-KSB for the Year Ended December 31, 1996

REGULATION S-B                                                            LOCATION IN CONSECUTIVE NUMBERING
 EXHIBIT TABLE                                                           SYSTEM AS FILED WITH THE SECURITIES
   REFERENCE                    TITLE OF DOCUMENT                              AND EXCHANGE COMMISSION
---------------  ------------------------------------------------  ------------------------------------------------
         3.1     Articles of Incorporation, as amended.            Filed as Exhibit 3.1 to the Forms SB-2
                                                                   Registration Statement of the Company, File No.
                                                                   33-81262C, (the "SB-2 Registration Statement")
                                                                   and incorporated herein by reference.


         3.2     Bylaws, as amended                                Filed as Exhibit 3.2 to the SB-2 Registration
                                                                   Statement and incorporated herein by reference.

         4.1     Warrant Agreement between the Company and the     Filed as Exhibit 4.1 to the SB-2 Registration
                 Warrant Agent                                     Statement and incorporated herein by reference.

        10.1     Plan of Reorganization dated as of May 20, 1994   Filed as Exhibit 10.1 to the SB-2 Registration
                 between Canterbury Park Holding Corporation and   Statement and incorporated herein by reference.
                 Canterbury Park Concessions, Inc.

        10.2     Restated Stock Purchase Agreement                 Filed as Exhibit 10.2 to the SB-2 Registration
                                                                   Statement and incorporated herein by reference.

        10.3     Letter dated April 4, 1994 from the Minnesota     Filed as Exhibit 10.3 to the SB-2 Registration
                 Horsemen's Benevolent and Protective              Statement and incorporated herein by reference.
                 Association, Inc. to Minnesota Racing Commission
                 waiving 125 day racing minimum

        10.4     Totalizator Services Agreement dated May 2, 1994  Filed as Exhibit 10.4 to the SB-2 Registration
                 between Autotote Systems, Inc. and Canterbury     Statement and incorporated herein by reference.
                 Park Holding Corporation.

        10.5     Stock Option Plan*                                Filed as Exhibit 10.5 to the SB-2 Registration
                                                                   Statement and incorporated herein by reference.

        10.6     Form of Non-qualified Stock Option Agreement      Filed as Exhibit 10.6 to the SB-2 Registration
                                                                   Statement and incorporated herein by reference.
        10.7     Curtis A. Sampson Guaranty to HRA                 Filed as Exhibit 10.7 to the SB-2 Registration
                                                                   Statement and incorporated herein by reference.


        10.8     Form of Founders' Warrants                        Filed as Exhibit 10.8 to the SB-2 Registration
                                                                   Statement and incorporated herein by reference.


        10.9     Curtis A. Sampson Warrant                         Filed as Exhibit 10.9 to the SB-2
                                                                   Registration Statement and incorporated herein
                                                                   by reference.



REGULATION S-B                                                            LOCATION IN CONSECUTIVE NUMBERING
 EXHIBIT TABLE                                                           SYSTEM AS FILED WITH THE SECURITIES
   REFERENCE                    TITLE OF DOCUMENT                              AND EXCHANGE COMMISSION
---------------  ------------------------------------------------  ------------------------------------------------

       10.10     Line of Credit Agreement dated as of June 17,     Filed as Exhibit 10.10 to the SB-2 Registration
                 1994 between Canterbury Park Holding Corporation  Statement and incorporated herein by reference.
                 and Curtis A. Sampson

       10.11     Stock Purchase Savings Plan                       Filed herewith at page 35.

          21     Subsidiary of the Registrant                      Filed herewith at page 33.

          23     Independent Auditors' Consent                     Filed herewith at page 34.

          24     Power of Attorney                                 Included in signature page at page 30.

------------------------

* Denotes an exhibit that covers management contracts or compensatory plans or arrangements.

    The exhibits referred to in this Exhibit will be supplied to a shareholder at a charge of $.25 per page upon written request directed to Canterbury Park Holding Corporation at the executive offices of the Company.