Form 10QSB
period 1997-03-31
CANTERBURY PARK HOLDING CORP
filed 1997-05-15
CIK 926761

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                     FORM 10-QSB

(Mark One)

XXX   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---   OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---   OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO__________.

                            Commission File Number 0-24554

                         Canterbury Park Holding Corporation
           ---------------------------------------------------------------
             (Exact name of business issuer as specified in its charter)


          Minnesota                                    41-1775532
-------------------------------                   ------------------------
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                     Identification No.)

1100 Canterbury Road, Shakopee, Minnesota       55379
-----------------------------------------    ----------
 (Address of principal executive offices)     (Zip Code)

                                (612) 445-7223
                        -----------------------------
                         (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been
subject to such filing requirements for the past 90 days.   YES  X   NO
                                                                ---     ---

The Company had 2,972,382 shares of common stock, $.01 par value per share, outstanding as of May 9, 1997.

                         Canterbury Park Holding Corporation

                                        INDEX

                                                                           Page
                                                                           ----

PART 1.   FINANCIAL INFORMATION

          Item 1.   FINANCIAL STATEMENTS

                    Consolidated Balance Sheets as of
                    March 31, 1997 and December 31, 1996...................  3

                    Consolidated Statements of Operations for the periods
                    ended March 31, 1997 and 1996..........................  4

                    Consolidated Statements of Cash Flows for the periods
                    ended March 31, 1997 and 1996..........................  5

                    Notes to Consolidated Financial Statements.............  6

          Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS...................  7


PART II.  OTHER INFORMATION................................................ 11

          Signatures....................................................... 11

          Exhibit 1 EARNINGS PER SHARE SCHEDULE............................ 12

                  CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1997 AND DECEMBER 31, 1996 (UNAUDITED)
--------------------------------------------------------------------------------

                                                   MARCH 31,        DECEMBER 31,
                                                     1997              1996
ASSETS

CURRENT ASSETS
    Cash                                          $  292,356         $  296,671
    Accounts receivable, net of allowance for
      uncollectible accounts                         326,026            186,834
    Inventory                                         78,376             72,731
    Deposits                                          31,553             20,000
    Prepaid expenses                                  91,377             81,367
                                                  ----------         ----------
              Total current assets                   819,688            657,603

PROPERTY AND EQUIPMENT, net of accumulated
    depreciation of $2,178,870 and $1,981,468,
    respectively                                   8,456,540          8,631,754

INTANGIBLE ASSETS, net of accumulated amortization
    of $11,059 and $9,925, respectively               11,641             12,775
                                                  ----------         ----------
                                                  $9,287,869         $9,302,132
                                                  ----------         ----------
                                                  ----------         ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                              $  708,958         $  623,930
    Accrued wages and payroll taxes                  135,723            161,272
    Accrued interest                                 110,204            149,387
    Advance from shareholder (Note 2)                839,071          1,609,754
    Accrued property taxes                           467,547            370,916
    Payable to horsepersons                          673,515            560,555
                                                  ----------         ----------
              Total current liabilities            2,935,018          3,475,814

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value, 10,000,000
      shares authorized, 2,967,382 and 2,961,382,
      respectively, shares issued and outstanding     29,674             29,614
    Additional paid-in capital                     7,890,304          7,879,551
    Accumulated deficit                           (1,567,127)        (2,082,847)
                                                  ----------         ----------
              Total stockholders' equity           6,352,851          5,826,318
                                                  ----------         ----------
                                                  $9,287,869         $9,302,132
                                                  ----------         ----------
                                                  ----------         ----------

See notes to consolidated financial statements.

              CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
PERIODS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)
-------------------------------------------------------------------------------

                                               THREE MONTHS      THREE MONTHS
                                                  ENDED              ENDED
                                              MARCH 31, 1997    MARCH 31, 1996

OPERATING REVENUES:
   Pari-mutuel                                 $  2,746,646      $  2,634,991
   Concessions                                      401,650           380,568
   Admissions and parking                            59,301            65,639
   Programs and racing forms                        131,089           138,105
   Other operating revenue                           61,881            71,430
                                               ------------      ------------
                                                  3,400,567         3,290,733

OPERATING EXPENSES:
   Pari-mutuel expenses
        Statutory purses                            250,467           183,402
        Host track fees                             457,735           459,932
        Pari-mutuel taxes                            11,736           158,184
        Minnesota breeders' fund                    142,566           140,270
   Salaries and benefits                            709,467           594,847
   Cost of concession sales                         118,127            92,526
   Cost of publication sales                        152,794           165,200
   Depreciation and amortization                    208,060           196,366
   Utilities                                        157,893           148,569
   Repairs, maintenance and supplies                 98,170            52,384
   Property taxes                                    96,631            95,985
   Advertising and marketing                         94,641            87,484
   Other operating expenses                         345,247           331,470
                                               ------------      ------------
                                                  2,843,534         2,706,619

NONOPERATING (EXPENSES) REVENUES:
   Interest expense                                 (41,316)          (62,253)
   Other, net                                             3               920
                                               ------------      ------------
                                                    (41,313)          (61,333)
                                               ------------      ------------

INCOME BEFORE INCOME TAX EXPENSE                    515,720           522,781

INCOME TAX EXPENSE (Note 1)
                                               ------------      ------------

NET INCOME                                     $    515,720      $    522,781
                                               ------------      ------------
                                               ------------      ------------

NET INCOME PER COMMON AND
   COMMON EQUIVALENT SHARE (Note 1)            $        .13      $        .15
                                               ------------      ------------
                                               ------------      ------------

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING            5,076,975         4,733,796
                                               ------------      ------------
                                               ------------      ------------

See notes to consolidated financial statements.

              CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)
-------------------------------------------------------------------------------

                                               THREE MONTHS       THREE MONTHS
                                                  ENDED               ENDED
                                              MARCH 31, 1997     MARCH 31, 1996


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $  515,720         $  522,781
   Adjustments to reconcile net income to
      net cash provided by operations:
        Depreciation and amortization              208,060            196,366
        (Increase) decrease in accounts
          receivable                              (139,192)           108,161
        (Increase) decrease in other current
          assets                                   (27,208)            15,535
        Increase in accounts payable and
          accrued expenses                          59,479              6,410
        (Decrease) increase in accrued interest    (39,183)            51,960
        Increase in accrued property taxes          96,631             95,985
        Increase (decrease) in payable to
          horsepersons                             112,960            (83,845)
                                                ----------         ----------
           Net cash provided by operations         787,267            913,353


CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment             (62,903)           (13,222)
   Proceeds from sale of property and equipment,
     net                                            31,191             22,500
                                                ----------         ----------
        Net cash (used in) provided by
          investing activities                     (31,712)             9,278

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock           10,813
   Payment on advance from shareholder, net       (770,683)          (828,007)
                                                ----------         ----------
        Net cash used in financing
          activities                              (759,870)          (828,007)

NET INCREASE (DECREASE) IN CASH                     (4,315)            94,624

CASH AT BEGINNING OF PERIOD                        296,671            388,571
                                                ----------         ----------

CASH AT END OF PERIOD                           $  292,356         $  483,195
                                                ----------         ----------
                                                ----------         ----------


See notes to consolidated financial statements.

                CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The summary of significant accounting policies is included in the notes to consolidated financial statements in the 1996 Annual Report on Form 10-KSB.

    INCOME TAXES - Income tax expense is computed by applying the estimated annual effective tax rate to the year-to-date income. For the periods ending March 31,1997 and 1996, income tax expense of approximately $220,000 and $224,000, respectively, is offset by a reduction in the valuation allowance recorded on the deferred tax asset related to the Company's net operating loss carryforward.

    EARNINGS PER SHARE - Earnings per share for the three months ended March 31, 1997 and 1996 are calculated using the modified treasury stock method. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share," which is effective for periods ending after December 15, 1997. SFAS 128 revises the standards for computing and presenting earnings per share (EPS). The Company will continue to apply APB Opinion No. 15 to compute the EPS through the effective date. EPS for the first quarter of 1997 computed under SFAS 128 would have resulted in basic and diluted earnings per share of $0.17.

    UNAUDITED FINANCIAL STATEMENTS - The consolidated balance sheet as of March 31, 1997, the consolidated statements of operations for the three months ended March 31, 1997 and 1996, the consolidated statements of cash flows for the three months ended March 31, 1997 and 1996, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.

2.  RELATED-PARTY TRANSACTIONS

    At March 31, 1997, the Company had a $3,000,000 line of credit arrangement with the Company's majority shareholder, of which $839,071 was outstanding. The interest rate for borrowings under the line of credit was prime plus
    2%. The line of credit may be canceled on 90 days notice. Management believes that funds available under this line of credit, or any other line of credit which replaces it, along with funds generated from simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 1997. If the line of credit is not replaced, the Company's majority shareholder has agreed not to terminate the line of credit prior to March 31, 1998.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

    Canterbury Park Holding Corporation (the "Company") owns and operates Canterbury Park (the "Racetrack"), the only pari-mutuel horse racing facility in the State of Minnesota. The Company's revenues for the period from January 1, 1997 to March 31, 1997 and January 1, 1996 to March 31, 1996 were derived primarily from pari-mutuel take-out on races simulcast to Canterbury Park from racetracks throughout the country. In 1997 the Company intends to conduct approximately 324 simulcast racing days. In addition, the Company plans to conduct 56 days of live racing at the Racetrack from May 17, 1997 to September 1, 1997. During live race meets, the Company earns pari-mutuel take-out on live Thoroughbred, Quarter Horse and Harness races at the Racetrack. The Company earns additional pari-mutuel revenue from broadcasting its live races to out-of-state racetracks around the country.

    In addition to pari-mutuel revenues, the Company generates revenues from admissions, parking, publication sales, concessions, advertising, special events and other sources.

    On April 11, 1996, legislation became effective in Minnesota which, beginning July 1, 1996, exempted the first $12 million of pari-mutuel take-out from the 6% pari-mutuel tax. The legislation is effective until July 1, 1999 and benefits the horsepersons' purse fund as well as the Company during a statutorily mandated twelve-month period beginning July 1 and ending the following June 30. Effective July 1, 1996, pari-mutuel taxes have been estimated for the 12-month period from July 1, 1996 through June 30, 1997 and an estimated annual effective tax rate has been applied to pari-mutuel take-out generated since July 1, 1996.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996:

    During the first three months of 1997 the Company conducted 84 simulcast racing days compared to 77 days in 1996. Total wagering handle for the quarters ended March 31, 1997 and 1996 was $13,327,955 and $13,290,549,
respectively. Total attendance for the periods ending March 31, 1997 and 1996 was 41,122 and 40,069, respectively, resulting in an average of 490 and 520 patrons per simulcast day, respectively, and per-patron wagering of $324 and $331, respectively.

    During February and March of 1997, the Company conducted simulcast racing on seven days per week, compared to six days per week during the first quarter of 1996. This change was in response to patron requests to provide simulcast racing on Tuesdays. While attendance on Tuesdays met management's expectations, average attendance on these Tuesdays was lower than the average attendance on all other days, thus lowering the average per-day attendance and handle while total attendance and handle increased.

    Pari-mutuel revenue (gross wagering after deducting statutorily mandated amounts from the handle to be paid to winning bettors or "take-out") for the periods ending March 31, 1997 and 1996 was $2,672,324 and $2,634,991,
respectively. Total pari-mutuel expenses including state pari-mutuel taxes, contributions to the Minnesota Breeders' Fund, statutory purses and host fees were $862,504 and $941,788 for the periods ending March 31, 1997 and 1996, respectively. Pari-mutuel tax expense for the quarter was $11,726, or 93% lower during the three months ended March 31, 1997 compared to the three months ended March 31, 1996 due primarily to the legislation described above. The Company has applied an estimated annual effective tax rate to the pari-mutuel take-out generated from July 1, 1996 through March 31, 1997.

    Statutory purse expense increased $67,065, or 36.6%, compared to 1996. This increase is primarily attributable to the legislation exempting the first $12 million of take-out from the State of Minnesota pari-mutuel tax. The effect of this legislation during the first three months of 1997 was to increase the Racetrack's net pari-mutuel revenue, thereby increasing the amounts paid to the horsepersons for purses during these non-racing season months.

    Concession revenues were approximately $21,000, or 5.5%, higher than the comparable period in 1996 due partly to higher attendance during the first quarter of 1997 compared to 1996, and partly to the increasing popularity of special events hosted by the facility. During the first three months of 1997 Canterbury Park hosted two major competitive snowmobile races, the All Canada show, the Minnesota Resort and Camping Show, a trade show and private parties. Comparatively, the first quarter of 1996 included two major snowmobile races but also a three-day arts and crafts fair held on March 29-31, 1996. In 1997, this extremely popular and well-attended arts and crafts fair was held on April 4-7 and the rental and concessions revenues will consequently be reflected in the second quarter financial results.

    Operating expense levels (excluding pari-mutuel expenses) increased by approximately $216,000, or 12.25%, compared to 1996. During the first quarter of 1996, prior to the enactment of the legislation described previously, the Company had just ended its second straight fiscal year with cumulative losses of $2,153,996. During the first quarter of 1996, the Company mandated extremely tight expense controls with spending occurring for only the most necessary of services, repairs, maintenance and supplies. In addition, after the 1995 live meet, certain reductions and consolidations of full-time staff were enacted to reduce wage expenses for the Company. Subsequent to those reductions, hiring was kept to a minimum.

    With the enactment of the legislation described above, and in view of the support of the State of Minnesota and the general public, the Company was able to refocus its goals from short-term to long-term. This emphasis on long-range planning necessitated a comprehensive review of major systems throughout the facility and of personnel levels, to ascertain that the Company's long-term goals could be met. Long-term goals of the Company include maximizing the potential of the facility with special events, increasing public awareness and support for horse racing, hosting annual live race meets, and providing high quality services and information to patrons. This change in emphasis is reflected primarily in increases in salaries and benefits, repairs, maintenance and supplies, marketing and advertising for Tele-racing and other expense categories.

    Net income was $515,720 for the three months ended March 31, 1997 compared to $522,781 in 1996. There is no estimated income tax expense for the three months ended

March 31, 1997 because management does not anticipate net income for the year ended December 31, 1997 to exceed the net operating loss carryforwards of $1,649,000 available at December 31, 1996. In addition, due to the seasonality of purse expense and to the additional expenses that will be incurred in connection with live racing, the Company does not expect to generate operating profits during the second and third quarters of fiscal year 1997.

LIQUIDITY AND CAPITAL RESOURCES:

    During the period January 1, 1997 through March 31, 1997, cash provided by operating activities was $787,267, which resulted principally from net income of $515,720 and depreciation and amortization of $208,060.

    Cash used in financing activities during the first three months of 1997 consists primarily of payments totaling $770,683 reducing the Company's line of credit with Mr. Sampson.

    Net cash used in investing activities for the first quarter of 1997 results primarily from improvements to the facility of approximately $62,903, partially offset by proceeds received upon the sale of excess video equipment of $31,191.

    The Company is required by statute to segregate a portion of funds received from wagering on simulcast and live horse races for future payment as purses for live horse races at the Racetrack or other uses of Minnesota's horsepersons' association. Pursuant to an agreement with the MHBPA, during the three months ended March 31, 1997 and 1996, the Company has transferred into a trust account or paid directly to the MHBPA approximately $200,000 and $250,000 respectively. At March 31, 1997, the Company had an additional liability to MHBPA of approximately $664,000. This liability will be paid with interest in 1997 in accordance with the agreement.

    The Company believes that the funds to be generated from operations together with funds available under its $3,000,000 line of credit with Mr. Sampson will be sufficient to satisfy its liquidity and capital resource requirements for the next twelve months. The Company anticipates that it may pay down a portion of the borrowings under the line of credit with funds generated from operations and borrow additional amounts under the line of credit as funds are needed for working capital purposes. The Company is also attempting to obtain a credit facility from a traditional lender to replace the line of credit with Mr. Sampson. Mr. Sampson has advised the Company that if it is unable to obtain a credit facility from a traditional lender, then he will keep his line of credit in place until March 31, 1998. As of May 9, 1997, borrowings under the line of credit were $517,762.

OPERATING PLAN:

    The Company plans a live race meet in 1997 which will consist of a 26-day mixed meet of Thoroughbred and Quarter Horse racing, a 27-day
Thoroughbred-only meet, and three days of live harness racing over Labor Day weekend.

    The Company's ability to operate profitably in 1997 will largely depend on its ability to maintain levels of attendance and wagering handle for live and simulcast racing at levels similar to 1996. The Company will also need to maintain operating expenses at levels similar to 1996. In addition, the Company is emphasizing the expansion of special events in order to maximize the potential of the facility year-round. Legislation which became effective in 1996 relating to the pari-mutuel tax and uncashed winning tickets will supplement cash flows in 1997, the first full fiscal year that the legislation will be in effect.

    Legislation was recently introduced at the 1997 Minnesota Legislative Session which would permit the Minnesota State Lottery to operate up to 1,500 video lottery terminals at the Canterbury Park Racetrack. The proposal is primarily structured to provide a source of financing for a new outdoor baseball stadium for the Minnesota Twins. Recent public polling has shown that public support is strong but the legislative session is nearing its conclusion and the issue is not likely to be resolved until the 1998 legislative session. No assurance can be given that the proposed legislation will be enacted and, if enacted, the Company is unable to provide any estimates as to the financial impact this legislation would have on the Company.

FACTORS AFFECTING FUTURE PERFORMANCE:

    From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may comment on anticipated future financial performance. Such forward-looking statements, including statements contained in this Report on Form 10-QSB, are subject to risks and uncertainties which may adversely affect future financial performance, including, but not limited to, fluctuations in attendance at the Racetrack, changes in the level of wagering by patrons, legislative and regulatory changes, the impact of wagering products introduced by competitors, higher than expected expenses, and other risks applicable to the horse racing industry generally.

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



                                Canterbury Park Holding Corporation


Dated:  May 9, 1997             /s/ Randall D. Sampson
                                -----------------------------------------------
                                Randall D. Sampson,
                                President, Chief Executive Officer and Treasurer

EXHIBIT 1.    EARNINGS PER SHARE SCHEDULE


                                                 THREE MONTHS     THREE MONTHS
                                                     ENDED            ENDED
                                                   MARCH 31,        MARCH 31,
                                                      1997            1996

Calculation of net income under the modified treasury stock method:

     Primary

        Net Income                                  $515,720         $522,781

        Assumed interest expense reduction            41,316           62,253

        Assumed interest income increase              92,899          101,785
                                                 -----------      -----------
                                                    $649,935         $686,819
                                                 -----------      -----------
                                                 -----------      -----------

Calculation of weighted average number of common and common equivalent shares outstanding under the modified treasury stock method:

        Weighted average shares outstanding        2,962,526        2,939,271

        Common stock equivalents                   2,114,449        1,794,525
                                                 -----------      -----------
                                                   5,076,975        4,733,796
                                                 -----------      -----------
                                                 -----------      -----------

        Net income per common and common
          equivalent share                           $  0.13          $  0.15
                                                 -----------      -----------
                                                 -----------      -----------