Form 10QSB
period 1997-06-30
CANTERBURY PARK HOLDING CORP
filed 1997-08-14
CIK 926761

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-QSB


(Mark One)

XXX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT --- OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT --- OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO__________.

                         Commission File Number 0-24554


                       Canterbury Park Holding Corporation
           ----------------------------------------------------------
           (Exact name of business issuer as specified in its charter)


           Minnesota                                          41-1775532
-------------------------------                         ------------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

1100 Canterbury Road, Shakopee, Minnesota             55379
-----------------------------------------      ------------------
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

The Company had 2,972,382 shares of common stock, $.01 par value per share, outstanding as of August 4, 1997.

                       Canterbury Park Holding Corporation

                                      INDEX

                                                                          Page
                                                                          ----
PART 1.   FINANCIAL INFORMATION

          Item 1. FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of
                  June 30, 1997 and December 31, 1996 . . . . . . . . . .   3

                  Consolidated Statements of Operations for the periods
                  ended June 30, 1997 and 1996. . . . . . . . . . . . . .   4

                  Consolidated Statements of Cash Flows for the periods
                  ended June 30, 1997 and 1996. . . . . . . . . . . . . .   5

                  Notes to Consolidated Financial Statements. . . . . . .   6

          Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS. . . . . . . . . .   7


PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .  12

          Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .  13

               CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 AND DECEMBER 31, 1996 (UNAUDITED)
-------------------------------------------------------------------------------

                                                                             JUNE 30,        DECEMBER 31,
                                                                              1997             1996
ASSETS

CURRENT ASSETS
  Cash                                                                    $   432,644         $   296,671
  Accounts receivable, net of allowance for uncollectible accounts            269,761             186,834
  Inventory                                                                   109,875              72,731
  Deposits                                                                     41,553              20,000
  Prepaid expenses                                                            178,660              81,367
                                                                          -----------         -----------
      Total current assets                                                  1,032,493             657,603

PROPERTY AND EQUIPMENT, net of accumulated depreciation
  of $2,378,743 and $1,981,468, respectively                                8,491,681           8,631,754

INTANGIBLE ASSETS, net of accumulated amortization of
  $12,193 and $9,925, respectively                                             12,175              12,775
                                                                          -----------         -----------
                                                                          $ 9,536,349         $ 9,302,132
                                                                          ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                       $  1,342,573          $  623,930
  Accrued wages and payroll taxes                                             403,953             161,272
  Accrued interest                                                             78,887             149,387
  Advance from shareholder (Note 2)                                           507,399           1,609,754
  Accrued property taxes                                                      374,038             370,916
  Payable to horsepersons                                                     845,665             560,555
                                                                          -----------         -----------
      Total current liabilities                                             3,552,515           3,475,814

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value, 10,000,000 shares authorized,
    2,972,382 and 2,961,382, respectively, shares issued and
    outstanding                                                                29,724              29,614
  Additional paid-in capital                                                7,899,003           7,879,551
  Accumulated deficit                                                      (1,944,893)         (2,082,847)
                                                                          -----------         -----------
      Total shareholders' equity                                            5,983,834           5,826,318
                                                                          -----------         -----------
                                                                          $ 9,536,349         $ 9,302,132
                                                                          ===========         ===========


See notes to consolidated financial statements.

               CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
PERIODS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
-------------------------------------------------------------------------------

                                     THREE MONTHS      THREE MONTHS       SIX MONTHS        SIX MONTHS
                                        ENDED             ENDED             ENDED             ENDED
                                    JUNE 30, 1997     JUNE 30, 1996     JUNE 30, 1997      JUNE 30,1996
OPERATING REVENUES:
  Pari-mutuel                         $4,247,838        $4,077,679        $6,994,484        $6,712,670
  Concessions                            763,699           721,607         1,165,349         1,102,175
  Admissions and parking                 237,726           234,805           297,027           300,444
  Programs and racing forms              261,406           278,508           392,495           416,613
  Other operating revenue                115,312            83,663           177,193           155,093
                                      ----------        ----------        ----------        ----------
                                       5,625,981         5,396,262         9,026,548         8,686,995

OPERATING EXPENSES:
  Pari-mutuel expenses
    Statutory purses                   1,342,139         1,233,586         1,592,606         1,416,988
    Host track fees                      527,173           488,853           984,908           948,785
    Pari-mutuel taxes                      9,250           236,112            20,986           394,296
    Minnesota breeders' fund             211,565           202,897           354,131           343,167
  Salaries and benefits                1,479,539         1,379,089         2,189,006         1,973,936
  Cost of concession sales               226,471           226,458           344,598           318,984
  Cost of publication sales              288,463           305,639           441,257           470,839
  Depreciation and amortization          215,206           199,078           423,266           395,444
  Utilities                              158,110           174,390           316,003           322,959
  Repairs, maintenance and supplies      218,884           173,416           317,054           225,800
  Property taxes                          93,510            95,985           190,141           191,970
  Advertising and marketing              459,263           562,660           553,904           650,144
  Other operating expenses               745,482           671,724         1,090,729         1,003,194
                                      ----------        ----------        ----------        ----------
                                       5,975,055         5,949,887         8,818,589         8,656,506

NONOPERATING (EXPENSES) REVENUES:
  Interest expense                       (29,242)          (52,904)          (70,558)         (115,157)
  Other, net                                 550             5,055               553             5,975
                                      ----------        ----------        ----------        ----------
                                         (28,692)          (47,849)          (70,005)         (109,182)
                                      ----------        ----------        ----------        ----------

INCOME (LOSS) BEFORE INCOME TAX         (377,766)         (601,474)          137,954           (78,693)

INCOME TAX (Note 1)
                                      ----------        ----------        ----------        ----------

NET INCOME (LOSS)                     $ (377,766)       $ (601,474)       $  137,954        $  (78,693)
                                      ==========        ==========        ==========        ==========

NET INCOME (LOSS) PER COMMON &
  COMMON EQUIVALENT SHARE             $     (.13)       $     (.20)       $      .05        $     (.03)
                                      ==========        ==========        ==========        ==========

WEIGHTED AVERAGE NUMBER OF COMMON
  & COMMON EQUIVALENT SHARES
  OUTSTANDING                          2,971,294         2,943,468         2,966,973         2,941,369
                                      ==========        ==========        ==========        ==========


See notes to consolidated financial statements.

               CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
-------------------------------------------------------------------------------

                                                                    SIX MONTHS          SIX MONTHS
                                                                       ENDED               ENDED
                                                                   JUNE 30, 1997       JUNE 30, 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                  $   137,954         $   (78,693)
  Adjustments to reconcile net income (loss)
   to net cash provided by operations:
     Depreciation and amortization                                       423,266             395,444
     Increase in accounts receivable                                     (82,927)            (91,432)
     Increase in other current assets                                   (155,990)            (85,595)
     Increase in accounts payable and accrued expenses                   961,324             828,478
     (Decrease) increase in accrued interest                            (70,500)             13,864
     Increase (decrease) in accrued property taxes                         3,122                (546)
     Increase in payable to horsepersons                                 285,110             227,627
                                                                     -----------         -----------
       Net cash provided by operations                                 1,501,359           1,209,147


CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                (331,642)           (320,689)
     Additions to intangible assets                                       (1,668)
     Proceeds from sale of property and equipment, net                    50,717              67,500
                                                                     -----------         -----------
       Net cash used in investing activities                            (282,593)           (253,189)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on advance from shareholder, net                         (1,102,355)           (657,201)
    Proceeds on exercise of options                                       19,562              19,238
                                                                     -----------         -----------
       Net cash used in financing activities                          (1,082,793)           (637,963)

NET INCREASE IN CASH                                                     135,973             317,995

CASH AT BEGINNING OF PERIOD                                              296,671             388,571
                                                                     -----------         -----------

CASH AT END OF PERIOD                                                $   432,644         $   706,566
                                                                     ===========         ===========


See notes to consolidated financial statements.

               CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
-------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The summary of significant accounting policies is included in the notes to consolidated financial statements in the 1996 Annual Report on form 10-KSB.

     INCOME TAXES - Income tax expense is computed by applying the estimated annual effective tax rate to the year-to-date income (if any). For the period ending June 30, 1997, income tax expense of approximately $92,000 is offset by a reduction in the valuation allowance recorded on the deferred tax asset related to the Company's net operating loss carryforward.

     EARNINGS PER SHARE - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share," which is effective for periods ending after December 15, 1997. SFAS 128 revises the standards for computing and presenting earnings per share (EPS). The Company will continue to apply APB Opinion No. 15 to compute the EPS through the effective date. EPS for the first six months of 1997 computed under SFAS 128 would have resulted in basic and diluted earnings per share of $.05 and $.04, respectively.

     UNAUDITED FINANCIAL STATEMENTS - The consolidated balance sheet as of June 30, 1997, the consolidated statements of operations for the three and six months ended June 30, 1997 and 1996, the consolidated statements of cash flows for the six months ended June 30, 1997 and 1996, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.

2.   RELATED-PARTY TRANSACTIONS

     At June 30, 1997, the Company had a $3,000,000 line of credit arrangement with the Company's majority shareholder, of which $507,399 was outstanding. The interest rate for borrowings under the line of credit was prime plus 2%. Management believes that funds available under this line of credit, or any other line of credit which replaces it, along with funds generated from simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 1997. If the line of credit is not replaced, the Company's majority shareholder has agreed not to terminate this line of credit prior to March 31, 1998.

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

                       MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

     Canterbury Park Holding Corporation (the "Company") owns and operates Canterbury Park (the "Racetrack"), the only pari-mutuel horse racing facility in the State of Minnesota. The Company's revenues for the period from January 1, 1997 to June 30, 1997 were derived primarily from pari-mutuel take-out on races simulcast to Canterbury Park from racetracks throughout the country during 175 days of simulcast racing and from 25 days of live racing conducted at Canterbury Park. In 1997 the Company intends to conduct over 300 simulcast racing days and 53 days of live racing featuring thoroughbred and quarter horse racing at Canterbury Park as the Company conducts its live racing meet from May 17, 1997 to August 17, 1997. In addition, the Company will conduct three days of live harness racing over the 1997 Labor Day weekend. During live race meets, the Company earns pari-mutuel take-out on live Thoroughbred, Quarter Horse and Harness races at the racetrack. The Company earns additional pari-mutuel revenue from broadcasting its live races to out-of-state racetracks around the country.

     In addition to pari-mutuel revenues, the Company generates revenues from admissions, advertising, parking, publication sales, concessions, special events and other sources of revenue.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996:

     Operating revenues increased approximately 4% during the six months ended June 30, 1997, compared to the six months ended June 30, 1996. The increase is due primarily to higher pari-mutuel revenues, but also to higher concession sales and space rental revenues.

     Pari-mutuel revenue is higher due partly to higher on-track handle during the first six months and the second quarter of 1997 compared to the same periods in 1996. As illustrated in the table below, total handle for the six months ended June 30, 1997 increased 2% to $38.1 million from $37.4 million for the six months ended June 30, 1996. The increase is due primarily to increased simulcast wagering on live race days, partially as a result of two additional live racing days in the 1997 second quarter.

     SUMMARY OF OPERATING DATA:

                                      Six Months     Six Months
                                         Ended         Ended
                                     June 30, 1997  June 30, 1996
RACING DAYS
   Simulcast only days                        150            132
   Live and simulcast days                     25             23
                                      -----------    -----------
               Total Racing Days              175            155


ATTENDANCE
   Simulcast only days                     70,876         73,162
   Live and simulcast days                 87,994         85,645
                                      -----------    -----------
                Total Attendance          158,870        158,807

ON-TRACK HANDLE
   Simulcast only days                $22,647,000    $22,732,000
   Live and simulcast days
     Live racing                        5,200,000      5,552,000
     Simulcast racing                   5,847,000      4,734,000
OUT-OF-STATE LIVE HANDLE                4,450,000      4,389,000
                                      -----------    -----------
                 Total Handle         $38,144,000    $37,407,000

AVERAGE DAILY ATTENDANCE
   Simulcast only days                        473            554
   Live and simulcast days                  3,520          3,724

ON-TRACK PER CAPITA WAGERING
   Simulcast only days                $       320    $       311
   Live and simulcast days                    126            120

ON-TRACK AVERAGE DAILY HANDLE
   Simulcast only days                $   150,980    $   172,212
   Live and simulcast days                441,880        447,217


     Since February of 1997, the Company has conducted simulcast racing seven days a week, compared to six days per week during the first half of 1996. This change was in response to patron requests to provide simulcast racing on Tuesdays. While attendance on Tuesdays has met management's expectations, average attendance on these Tuesdays was lower than the average attendance on all other days, thus contributing to the lower average daily attendance and handle figures for 1997 compared to 1996. On-track per-capita wagering has increased compared to the same period in 1996.

     The slight increase in out-of-state handle for the 1997 period is due to continued efforts to "sell" live races to out-of-state locations. While the gains in out-of-state handle represent a positive trend, the Company's profit margin on wagers placed on Canterbury Park live races at out-of-state locations is substantially less than the margin on wagers placed at Canterbury Park.

     One of the Company's largest single expense items is horsepersons purses, which Minnesota law requires to be set aside from pari-mutuel revenues. Statutory purse expense increased $175,618 or 12.4% for the six months ended June 30, 1997 compared to the same period in 1996. Purse expense increased $108,553 for the three months ended June 30, 1997 compared to the same period in 1996. These increases are due partly to higher on-track wagering compared to 1996, but are due primarily to the legislation exempting the first $12 million of take-out from the State of Minnesota pari-mutuel tax. This legislation which became effective in Minnesota beginning July 1, 1996 is effective until July 1, 1999 and benefits the horsepersons' purse fund as well as the Company during a statutorily mandated twelve-month period beginning July 1 and ending the following June 30. The effect of this legislation during the first six months of 1997 was to increase the Racetrack's net pari-mutuel revenue, thereby increasing the amounts paid to the horsepersons for purses. During the quarterly interim periods since July 1, 1996, pari-mutuel taxes have been estimated and an estimated annual effective tax rate had been applied to pari-mutuel take-out. Total pari-mutuel tax expense incurred for the three month and six month periods ended June 30, 1997 was $9,250 and $20,986, respectively, compared to $236,112 and $394,296 for the respective periods ended June 30, 1996.

     The legislation described above also provided that winning pari-mutuel tickets which are not cashed within one year of the end of the respective race meet will become the property of the Company. The legislation expires December 31, 1999. The Company is recording revenue associated with the uncashed winning tickets at the time, based on historical experience, that management can reasonably estimate the amount of additional winning tickets from a race meet that will be presented for payment. Revenue recognized from uncashed winning tickets for the six months ended June 30, 1997 and June 30, 1996 was $96,405 and $16,765, respectively.

     The legislative changes enacted in 1996, which expire in December 1999, have enabled the Company to make changes necessary to improve customer service and upgrade the Racetrack. These changes have resulted in increased salary and benefit expenses as well as increased expenditures for repairs and maintenance.

     Advertising and marketing expenses were lower during the first six months and second quarter of 1997 compared to 1996 because the advertising campaign for the 1997 live race meet included only minimal television advertising in contrast to the 1996 television blitz prior to the live meet. In addition, the Company has reduced overall advertising costs by focusing on more targeted print and direct mail advertising in 1997.

     Net interest expense decreased 45% and 39% for the three-month and six-month periods ending June 30, 1997, respectively, compared to the comparable periods in 1996. Positive cash flows from operations have allowed the Company to reduce its advances on a line of credit with Mr. Curtis Sampson, the Company's Chairman and largest shareholder. The average daily balance of advances on the line of credit was approximately $853,000 for the first half of 1997, compared to $1.8 million for the first half of 1996. The average interest rate on the line of credit was 10.38% in 1997 compared to 10.39% for the 1996 period. The average daily balance of amounts payable to Horsepersons was approximately $670,000 for the six months ended June 30, 1997 compared to approximately $475,000 for the six months ended June 30, 1996. The weighted average interest rate on amounts due to Horsepersons was 8.0% during the first six months of 1997 compared to an average of 8.25% for the same period in 1996.

     There is no estimated income tax expense for the six months ended June 30, 1997 because the net operating loss carryforwards of $1,649,000 available at December 31, 1996 are substantially more than anticipated net income for the year ended December 31, 1997. In addition, due to the seasonality of purse expense and to the additional expenses that will be incurred in connection with live racing, the Company does not expect to generate operating profits during the third quarter of fiscal year 1997.

     Net income for the six months ended June 30, 1997 was $137,954 compared to a loss of $78,693 for the six months ended June 30, 1996. The net loss of $601,474 during the quarter ended June 30, 1996 was reduced by $223,708 to a loss of $377,766 for the quarter ended June 30, 1997. The improvement in both the three-month and six-month periods is attributable primarily to higher pari-mutuel revenues, lower advertising and marketing expenses, lower pari-mutuel tax expense and lower interest expense. These improvements are partially offset by higher statutory purse expense, higher salaries and benefits expense and higher repairs, maintenance and supplies expenses.

LIQUIDITY AND CAPITAL RESOURCES

     During the period January 1, 1997 through June 30, 1997, cash provided by operating activities was $1,501,359, which resulted principally from an increase in accounts payable and accrued expenses of $961,324, and depreciation and amortization of $423,266. Other items providing cash from operations included an increase in the payable to horsepersons of $285,110 and net income of $137,954. These items were partially offset by an increase in accounts receivable and other current assets of $238,917, and a decrease in accrued interest of $70,500.

     During the period January 1, 1997 through June 30, 1997, cash used in financing activities was $1,082,793, which was primarily the result of payments reducing the Company's line of credit with Mr. Curtis Sampson.

     Under its agreement with the horsepersons' associations the Company is required to segregate purse funds received from simulcasting for future payment as purses for live racing or for other uses of the horsepersons. Pursuant to this agreement, during the six months ended June 30, 1997, the Company has transferred into a trust account or paid directly to the horsepersons approximately $1,290,200. At June 30, 1997, the Company had an additional $845,665 liability to the horsepersons which will be paid with interest in 1997 in accordance with the agreement.

     The Company believes that the funds to be generated from operations together with funds available under its $3,000,000 line of credit with Mr. Sampson will be sufficient to satisfy its liquidity and capital resource requirements for the next twelve months. The Company anticipates that it may pay down a portion of the borrowings under the line of credit with funds generated from operations and borrow additional amounts under the line of credit as funds are needed for working capital purposes. The Company is also attempting to obtain a credit facility from an institutional lender to replace the line of credit with Mr. Sampson. Mr. Sampson has advised the Company that if it is unable to obtain a credit facility from an institutional lender, then he will keep his line of credit in place until at least March 31, 1998. As of August 4, 1997, borrowings under the line of credit were approximately $756,000.

OPERATING PLAN:

     At June 30, 1997, the Company was in the middle of its 1997 live race meet which consists of a 26-day mixed meet of Thoroughbred and Quarter Horse racing, a 27-day Thoroughbred-only meet, and three days of live harness racing over Labor Day weekend.

     The Company's ability to operate profitably during the remainder of 1997 will largely depend on its ability to maintain levels of attendance and wagering handle for live and simulcast racing at levels similar to 1996. The Company will also need to maintain operating expenses at levels similar to 1996. In addition, the Company is emphasizing the expansion of special events in order to maximize the potential of the facility year-round. Legislation which became effective in 1996 relating to the pari-mutuel tax and uncashed winning tickets has supplemented cash flows in 1997, the first full fiscal year that the legislation has been in effect.

     Legislation which would permit the Minnesota State Lottery to operate up to 1,500 video lottery terminals (VLT's) at Canterbury Park was introduced during the 1997 session of the Minnesota Legislature. This proposal was primarily structured to provide a source of financing for a new outdoor baseball stadium for the Minnesota Twins. Public polling during that period indicated that public support was strong for funding the stadium bill using income from VLT's at Canterbury Park. However, the legislative session ended without resolution of the issue. The stadium issue is currently being studied by a committee which will report to the Legislature during a special session expected to convene in September of 1997 to deal with the stadium issue. The Company has engaged various consultants to research and report to the committee and the legislature on the viability and potential profitability of additional gaming at Canterbury Park. No assurance can be given that any stadium funding legislation authorizing additional gaming at the Racetrack will be enacted and, if enacted, the Company is unable to provide any estimates as to the financial impact this legislation would have on the Company.

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

          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on June 5, 1997. Shareholders reelected the following directors for a one year term: Brian C. Barenscheer, Gibson Carothers, Terence McWilliams, Carin Offerman, Curtis A. Sampson, Randall D. Sampson, and Dale H. Schenian. Not less than 2,893,135 shares (approximately 97% of all outstanding shares) were voted in favor of the reelection of each of the directors.

In addition, shareholders approved an amendment of the Company's 1994 Stock Plan increasing the total number of shares issuable pursuant to stock options or stock grants under the Plan from 250,000 shares to 500,000 shares. A total of 2,216,966 shares were voted for the proposed amendment of the Plan; 30,930 shares were voted against the proposal; and, 5,000 shares abstained.

Item 5.   OTHER INFORMATION

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)       Reports on Form 8-K

                    None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Canterbury Park Holding Corporation



Dated:  August 7, 1997        /s/ Randall D. Sampson
                              ------------------------------------------------
                              Randall D. Sampson,
                              President, Chief Executive Officer and Treasurer