Form 10QSB
period 1997-09-30
CANTERBURY PARK HOLDING CORP
filed 1997-11-14
CIK 926761

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                     FORM 10-QSB


(Mark One)

XXX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT --- OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO__________.

                            Commission File Number 0-24554

                         Canterbury Park Holding Corporation
             -----------------------------------------------------------
             (Exact name of business issuer as specified in its charter)


         Minnesota                                         41-1775532
 -------------------------------                       -------------------
 (State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                        Identification No.)

1100 Canterbury Road, Shakopee, Minnesota          55379
 -----------------------------------------        ----------
  (Address of principal executive offices)        (Zip Code)

                               (612) 445-7223
                      --------------------------------
                       (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been
subject to such filing requirements for the past 90 days.   YES  X   NO  ___

The Company had 2,983,882 shares of common stock, $.01 par value per share, outstanding as of November 4, 1997.

                         Canterbury Park Holding Corporation

                                        INDEX

                                                                  Page
                                                                  -----
PART 1.       FINANCIAL INFORMATION

    Item 1.   FINANCIAL STATEMENTS

              Unaudited Consolidated Balance Sheets as of
              September 30, 1997 and December 31, 1996 . . . . .    3

              Unaudited Consolidated Statements of Operations
              for the periods ended September 30, 1997
              and 1996 . . . . . . . . . . . . . . . . . . . . .    4

              Unaudited Consolidated Statements of Cash
              Flows for the periods ended September 30,
              1997 and 1996. . . . . . . . . . . . . . . . . . .    5

              Notes to Unaudited Consolidated Financial
              Statements . . . . . . . . . . . . . . . . . . . .    6

    Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . .    7


PART II.      OTHER INFORMATION. . . . . . . . . . . . . . . . .   13

              Signatures . . . . . . . . . . . . . . . . . . . .   13

                  CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997 AND DECEMBER 31, 1996 (UNAUDITED)
===============================================================================

                                               SEPTEMBER 30,   DECEMBER 31,
                                                   1997           1996
ASSETS

CURRENT ASSETS
  Cash                                         $  177,130     $  296,671
  Accounts receivable, net of allowance
    for uncollectible accounts                    387,063        186,834
  Inventory                                        78,121         72,731
  Deposits                                         20,000         20,000
  Prepaid expenses                                 95,167         81,367
                                            --------------  -------------
    Total current assets                          757,481        657,603

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $2,594,429 and
  $1,981,468, respectively                      9,248,754      8,631,754

INTANGIBLE ASSETS, net of accumulated
  amortization of $13,327 and $9,925,
  respectively                                     11,041         12,775
                                            --------------  -------------
                                            $  10,017,276   $  9,302,132
                                            --------------  -------------
                                            --------------  -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                             $  985,885     $  623,930
  Accrued wages and payroll taxes                 181,308        161,272
  Accrued interest                                 93,619        149,387
  Advance from shareholder (Note 2)             1,835,093      1,609,754
  Accrued property taxes                          466,288        370,916
  Payable to horsepersons                         668,855        560,555
                                            --------------  -------------
    Total current liabilities                   4,231,048      3,475,814

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value, 10,000,000
    shares authorized, 2,979,382 and
    2,961,382, respectively, shares
    issued and outstanding                         29,794         29,614
  Additional paid-in capital                    8,000,827      7,879,551
  Unearned Compensation                           (44,087)
  Accumulated deficit                          (2,200,306)    (2,082,847)
                                            --------------  -------------
    Total shareholders' equity                  5,786,228      5,826,318
                                            --------------  -------------
                                            $  10,017,276   $  9,302,132
                                            --------------  -------------
                                            --------------  -------------

See notes to consolidated financial statements.

                    CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
PERIODS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)
===============================================================================



                                             THREE MONTHS     THREE MONTHS    NINE MONTHS      NINE MONTHS
                                                 ENDED           ENDED          ENDED             ENDED
                                              SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                                  1997          1996             1997             1996
OPERATING REVENUES:
  Pari-mutuel                                $  4,272,658   $  4,162,694    $  11,267,142  $  10,875,363
  Concessions                                     951,398        784,873        2,116,747      1,887,049
  Admissions and parking                          205,809        228,581          502,836        529,024
  Programs and racing forms                       246,656        275,702          639,151        692,315
  Other operating revenue                         105,130        117,355          282,323        272,449
                                             -------------  -------------  --------------  -------------
                                                5,781,651      5,569,205       14,808,199     14,256,200

OPERATING EXPENSES:
  Pari-mutuel expenses
    Statutory purses                            1,665,296      1,647,661        3,257,901      3,064,650
    Host track fees                               443,147        426,583        1,428,055      1,375,368
    Pari-mutuel taxes                              15,679         19,735           36,665        414,031
    Minnesota breeders' fund                      204,717        202,148          558,848        545,315
  Salaries and benefits                         1,390,702      1,363,753        3,579,708      3,337,689
  Cost of concession sales                        276,554        235,192          621,153        554,175
  Cost of publication sales                       277,888        301,283          719,144        772,122
  Depreciation and amortization                   216,820        202,515          640,086        597,959
  Utilities                                       220,792        194,085          536,795        517,044
  Repairs, maintenance and supplies                92,123        113,434          357,570        339,234
  Property taxes                                   93,860         95,985          284,001        287,955
  Advertising and marketing                       271,138        260,475          825,042        910,619
  Other operating expenses                        828,550        649,561        1,970,889      1,652,754
                                             -------------  -------------  --------------  -------------
                                                5,997,266      5,712,410       14,815,857     14,368,915

NONOPERATING (EXPENSES)
  REVENUES:
    Interest expense                              (39,980)       (57,827)        (110,536)      (172,984)
    Other, net                                        182            111              735          6,085
                                             -------------  -------------  --------------  -------------
                                                  (39,798)       (57,716)        (109,801)      (166,899)
                                             -------------  -------------  --------------  -------------

LOSS BEFORE INCOME TAX                           (255,413)      (200,921)        (117,459)      (279,614)


INCOME TAX
                                             -------------  -------------  --------------  -------------

NET LOSS                                      $  (255,413)   $  (200,921)     $  (117,459)   $  (279,614)
                                             -------------  -------------  --------------  -------------
                                             -------------  -------------  --------------  -------------

NET LOSS PER COMMON &
  COMMON EQUIVALENT SHARE                         $  (.09)       $  (.07)         $  (.04)       $  (.09)
                                             -------------  -------------  --------------  -------------
                                             -------------  -------------  --------------  -------------

WEIGHTED AVERAGE NUMBER OF COMMON & COMMON
EQUIVALENT SHARES OUTSTANDING                   2,974,632      2,954,045        2,969,686      2,945,626
                                             -------------  -------------  --------------  -------------
                                             -------------  -------------  --------------  -------------


See notes to consolidated financial statements.

                   CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)
==============================================================================


                                               NINE MONTHS     NINE MONTHS
                                                  ENDED           ENDED
                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                  1997             1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                    $  (117,459)   $  (279,614)
  Adjustments to reconcile net loss to net
    cash provided by operations:
    Depreciation and amortization                 640,086        597,959
    Amortization of unearned compensation          44,088
    Loss on sale of property and equipment         10,917
    Increase in accounts receivable              (200,229)       (29,446)
    (Increase) decrease in other current
       assets                                     (19,190)        54,538
    Increase in accounts payable and
       accrued expenses                           381,991         24,216
    (Decrease) increase in accrued interest       (55,768)        62,747
    Increase in accrued property taxes             95,372         95,439
    Increase (decrease) in payable to
      horsepersons                                108,300        (70,946)
                                           --------------    -----------
    Net cash provided by operations               888,108        454,893


CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment            (369,474)      (323,979)
  Additions to land                              (934,927)
  Additions to intangible assets                   (1,668)
  Proceeds from sale of property
      and equipment                                39,800         67,500
                                           --------------    -----------
    Net cash used in investing activities      (1,266,269)      (256,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments on) advance from
    shareholder, net                              225,339       (476,728)
  Proceeds on exercise of options                  33,281         28,613
                                           --------------    -----------
    Net cash provided by (used in)
      financing activities                        258,620       (448,115)

NET DECREASE IN CASH                             (119,541)      (249,701)

CASH AT BEGINNING OF PERIOD                       296,671        388,571
                                           --------------    -----------

CASH AT END OF PERIOD                          $  177,130     $  138,870
                                           --------------    -----------
                                           --------------    -----------


See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)
===============================================================================
1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The summary of significant accounting policies is included in the notes to consolidated financial statements in the 1996 Annual Report on form 10-KSB.

     EARNINGS PER SHARE - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share," which is effective for periods ending after December 15, 1997. SFAS 128 revises the standards for computing and presenting earnings per share (EPS). The Company will continue to apply APB Opinion No. 15 to compute the EPS through the effective date. EPS for the three and nine months ended September 30, 1997 computed under SFAS 128 would not have been materially different.

     UNAUDITED FINANCIAL STATEMENTS - The consolidated balance sheet as of September 30, 1997, the consolidated statements of operations for the three and nine months ended September 30, 1997 and 1996, the consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.

2.   RELATED-PARTY TRANSACTIONS

     At September 30, 1997, the Company had a $3,000,000 line of credit arrangement with the Company's largest shareholder, of which $1,835,093 was outstanding. The interest rate for borrowings under the line of credit was the prime rate at September 30, 1997. Management believes that funds available under this line of credit, or any other line of credit which replaces it, along with funds generated from simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 1997. If the line of credit is not replaced, the Company's largest shareholder has agreed not to terminate this line of credit prior to March 31, 1998.

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

                        MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

     Canterbury Park Holding Corporation (the "Company") owns and operates Canterbury Park, the only pari-mutuel horse racing facility in the State of Minnesota (the "Racetrack"). The Company's revenues for the period from January 1, 1997 to September 30, 1997 were derived primarily from pari-mutuel take-out on races simulcast to Canterbury Park from racetracks throughout the country during 267 days of simulcast racing and from 56 days of live racing conducted at Canterbury Park. In 1997 the Company intends to conduct over 350 simulcast racing days. The Company conducted 53 days of live racing featuring thoroughbred and quarter horse racing at Canterbury Park during its live racing meet from May 17, 1997 to August 17, 1997. In addition, the Company conducted three days of live harness racing over the 1997 Labor Day weekend. During live race meets, the Company earns pari-mutuel take-out on live races at the Racetrack and earns additional pari-mutuel revenue from broadcasting its live races to out-of-state racetracks around the country.

     In addition to pari-mutuel revenues, the Company generates revenues from admissions, advertising, parking, publication sales, concessions, special events and other sources of revenue.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996:

     Operating revenues increased approximately 3.9% during the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996. The increase is due primarily to higher pari-mutuel revenues, but also to higher concession sales and higher space rental revenues.

     Pari-mutuel revenue is higher due primarily to higher on-track and import handle during the first nine months and the third quarter of 1997 compared to the same periods in 1996. As illustrated in the table on the following page, total handle for the nine months ended September 30, 1997 increased approximately 6% to $65.8 million from $62.3 million for the nine months ended September 30, 1996. The 1.5% increase in on-track handle is due primarily to an increase in both live and simulcast days in 1997. The 28% increase in out-of-state handle for the 1997 period is due to continued efforts to "sell" live races to out-of-state locations. While the gains in out-of-state handle represent a positive trend, the Company's profit margin on wagers placed on Canterbury Park live races at out-of-state locations is substantially less than the margin on wagers placed at Canterbury Park.

     Concession revenues increased approximately 21% and 12% for the three and nine month periods ended September 30, 1997, respectively, compared to the same periods in 1996. The increase is due primarily to special events in the months of August and September of 1997 and to three additional live racing days in the third quarter of 1997. On August 20, 1997, Canterbury Park hosted Lilith Fair, a concert drawing over 30,000 people to the Racetrack. Concession revenues for Lilith Fair exceeded $130,000.

      As illustrated in the table below, on-track simulcast wagering on days when live and simulcast racing are conducted increased to $12.5 million from $10.4 million during the 1996 live race meet. At the same time, on-track live racing handle decreased from $12.3 million for the nine months ended September 30, 1996 to $11.3 million for the nine months ended September 30, 1997. This decrease resulted despite five additional live racing days in 1997. On-track per capita simulcast wagering on live racing days was $66 per patron in 1997 compared to $54 per patron in 1996. On-track per capita wagering on live racing during the 1997 live meet was $59 compared to $64 during the 1996 live meet.
The shift from live racing handle to simulcast racing handle on days when both types of racing are conducted is due to smaller fields of horses during the 1997 live meet and consequently a lower quality of racing than existed during the live meet of 1996. Canterbury Park met with stiff competition for quality horses from the Prairie Meadows racetrack in Iowa which was able to offer substantially larger purses than the Company during 1997.

SUMMARY OF OPERATING DATA:

                                                NINE MONTHS     NINE MONTHS
                                                   ENDED           ENDED
                                              SEPT. 30, 1997    SEPT. 30, 1996

  RACING DAYS
    Simulcast only days                               211            183
    Live and simulcast days                            56             51
                                             ---------------  ---------------
        Total Racing Days                             267            234

  ATTENDANCE
    Simulcast only days                            91,197         93,969
    Live and simulcast days                       190,564        192,481
                                             ---------------  ---------------
        Total Attendance                          281,761        286,450

  ON-TRACK HANDLE
    Simulcast only days                     $  29,330,000  $  29,714,000
    Live and simulcast days
      Live racing                              11,321,000     12,251,000
      Simulcast racing                         12,494,000     10,396,000
  OUT-OF-STATE LIVE HANDLE                     12,635,000      9,895,000
                                             ---------------  ---------------
          Total Handle                      $  65,780,000  $  62,256,000

  AVERAGE DAILY ATTENDANCE
    Simulcast only days                               432            513
    Live and simulcast days                         3,403          3,774

  ON-TRACK PER CAPITA WAGERING
    Simulcast only days                            $  322         $  316
    Live and simulcast days                           125            118

  ON-TRACK AVERAGE DAILY HANDLE
    Simulcast only days                        $  139,005     $  162,372
    Live and simulcast days                       425,268        444,059

     Since February of 1997, the Company has conducted simulcast racing seven days a week, compared to six days per week during the first nine months of 1996. This change was in response to patron requests to provide simulcast racing on Tuesdays. While attendance on Tuesdays has met management's expectations, average attendance on these Tuesdays was lower than the average attendance on all other days, thus contributing to the lower average daily attendance and handle figures for 1997 compared to 1996.

     One of the Company's largest single expense items is horsepersons' purses, which Minnesota law requires to be set aside from pari-mutuel revenues. Statutory purse expense increased $ 193,251 or 6.3% for the nine months ended September 30, 1997 compared to the same period in 1996. This increase is due to slightly higher on-track wagering compared to 1996, but is due primarily to the legislation exempting the first $12 million of take-out from the State of Minnesota pari-mutuel tax. This legislation which became effective in Minnesota beginning July 1, 1996 is effective until July 1, 1999 and benefits the horsepersons' purse fund, as well as the Company. The effect of this legislation during the first nine months of 1997 was to increase the Racetrack's net pari-mutuel revenue, thereby increasing the
amounts paid to the horsepersons for purses.   During the quarterly interim
periods since July 1, 1996, pari-mutuel taxes have been estimated and an estimated annual effective tax rate had been applied to pari-mutuel take-out.
 Total pari-mutuel tax expense incurred for the nine month period ended September 30, 1997 was $36,665, compared to $414,031 for the respective period ended September 30, 1996.

     The legislation described above also provided that winning pari-mutuel tickets which are not cashed within one year of the end of the respective race meet will become the property of the Company. The legislation expires December 31, 1999. The Company is recording revenue associated with the uncashed winning tickets at the time that management can reasonably estimate, based on historical experience, the amount of additional winning tickets from a race meet that will be presented for payment. Revenue recognized from uncashed winning tickets for the nine months ended September 30, 1997 and September 30, 1996 was $149,000 and $74,000, respectively. The 1996 amount represents only six months that the legislation was in effect.

     The legislative changes enacted in 1996, which expire in 1999, have enabled the Company to make changes necessary to improve customer service and upgrade the Racetrack. These changes have resulted in increased salary and benefit expenses as well as increased expenditures for repairs and maintenance during the nine months ended September 30, 1997.

     Other operating expenses for the three month and nine month periods ended September 30, 1997 have increased approximately $179,000 and $318,000, respectively, over the same periods in 1996, due primarily to expenditures related to various proposals considered by the 1997 Minnesota Legislature which would permit the Minnesota State Lottery to operate video lottery terminals at the Canterbury Park Racetrack. The various proposals were primarily designed to provide a source of financing for a new outdoor baseball stadium for the Minnesota Twins. Expenses related to legislative efforts totaled approximately $151,000 and $263,000 for the three and nine month periods ended September 30, 1997, respectively. Expenditures include amounts paid for direct mailings, media advertising and legislative lobbying. In addition, the Company has engaged various consultants to develop a market study as well as a comprehensive operating and architectural plan to assist the Company in determining the viability and potential profitability of additional gaming at Canterbury Park.

     Net interest expense decreased 31% and 36% for the three-month and nine-month periods ending September 30, 1997, respectively, compared to the comparable periods in 1996. Positive cash flows from operations have allowed the Company to reduce its average balance on a line of credit with Mr. Curtis Sampson, the Company's Chairman and largest shareholder, from $1.8 million for the first nine months of 1996 to $975,000 for the nine months ended September 30, 1997. However, the balance as of September 30, 1997 is higher than at December 31, 1996, due to the acquisition of undeveloped land on August 18, 1997 which resulted in an increase in the outstanding balance under the line-of-credit of approximately $925,000. The average interest rate on the line of credit was 10.08% year-to-date in 1997 compared to 10.28% for the same period in 1996. The average daily balance of amounts payable to horsepersons was approximately $621,000 for the nine months ended September 30, 1997 compared to approximately $445,000 for the nine months ended September 30, 1996. The weighted average interest rate on amounts due to horsepersons was 7.98% during the first nine months of 1997 compared to an average of 8.28% for the same period in 1996.

     The net loss for the nine months ended September 30, 1997 was $117,459 compared to a loss of $279,614 for the nine months ended September 30, 1996.
The net loss of $255,413 during the quarter ended September 30, 1997 compares to a loss of $200,921 for the quarter ended September 30, 1996. The larger loss in the three-month period is attributable primarily to expenses related to the legislative efforts.

     While the Company has posted decreased losses during the nine month period ended September 30, 1997 compared to the same period in 1996, operating results are lower than anticipated due primarily to costs of legislative efforts as previously mentioned. Higher pari-mutuel and net concession revenues plus lower pari-mutuel taxes are partially offset by higher statutory purse expense, higher salaries & benefits, and legislative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     During the period January 1, 1997 through September 30, 1997, cash provided by operating activities was $888,108, which resulted principally from depreciation and amortization of $640,086, and an increase in accounts payable
and accrued expenses of $381,991.   Other items providing cash from operations
included an increase in the payable to horsepersons of $108,300, and an increase in property taxes payable of $95,372. These items were partially offset by a net loss of $117,459, an increase in accounts receivable and other current assets of $219,419 and a decrease in accrued interest of $55,768.

     Net cash used in investing activities for the nine months ended September 30, 1997 of $1,266,269 represents primarily the acquisition of a 30 acre tract of undeveloped land adjacent to the Racetrack on August 18, 1997 at a cost of $934,927. The company had other property, equipment and building improvement additions of $369,474.

     During the period January 1, 1997 through September 30, 1997, cash provided by financing activities was $258,620, which was primarily the net result of an advance on the Company's line of credit with Mr. Curtis Sampson of $925,000 related to the purchase of land and net payments on the line of credit of $699,661 from operating cash flow.

     Under its agreement with the horsepersons' associations the Company is required to segregate purse funds received from simulcasting for future payment as purses for live racing or for other uses of the horsepersons. Pursuant to this agreement, during the nine months ended September 30, 1997, the Company has transferred into a trust account or paid directly to the horsepersons approximately $3,188,000. At September 30, 1997, the Company had an additional $657,554 liability to the horsepersons which will be paid with interest in 1997 in accordance with the agreement.

     The Company believes that the funds to be generated from operations together with funds available under its $3,000,000 line of credit with Mr. Sampson will be sufficient to satisfy its liquidity and capital resource requirements for the next twelve months. The Company anticipates that it may pay down a portion of the borrowings under the line of credit with funds generated from operations and borrow additional amounts under the line of credit as funds are needed for working capital purposes. The Company is also attempting to obtain a credit facility from an institutional lender to replace the line of credit with Mr. Sampson. Mr. Sampson has advised the Company that if it is unable to obtain a credit facility from an institutional lender, then he will keep his line of credit in place until at least March 31, 1998. As of November 4, 1997, borrowings under the line of credit were approximately $2,025,000. The Company is also actively pursuing a conventional mortgage as an alternative means of financing the August 18th land acquisition.

OPERATING PLAN:

     At September 30, 1997, the Company has concluded its 1997 live race meet which consisted of a 26-day mixed meet of Thoroughbred and Quarter Horse racing, and a 27-day Thoroughbred-only meet, and three days of live harness racing over Labor Day weekend.

     The Company's ability to operate profitably during the remainder of 1997 will largely depend on its ability to maintain levels of attendance and wagering handle for simulcast racing at levels similar to 1996. The Company will also need to maintain operating expenses at levels similar to 1996. In addition, the Company is emphasizing the expansion of special events in order to maximize the potential of the facility year-round. Legislation which became effective in 1996 relating to the pari-mutuel tax and uncashed winning tickets has supplemented cash flows in 1997, the first full fiscal year that the legislation has been in effect.

     Legislation which would permit the Minnesota State Lottery to operate up to 1,500 video lottery terminals (VLT's) at Canterbury Park was introduced during the 1997 session of the Minnesota Legislature. This proposal was primarily structured to provide a source of financing for a new outdoor baseball stadium for the Minnesota Twins. However, the legislative session ended in May without resolution of the issue. The stadium issue was studied by a special committee which reported to the legislature during a special session which convened on October 23, 1997. The committee recommended VLT's at Canterbury Park as the primary funding source for the construction of the stadium. Public polling has indicated that public support is strong for funding the stadium using income from VLT's at Canterbury Park. The special session recessed without agreement on the stadium issue on October 23, 1997, although Legislators are expected to reconvene on November 13, 1997. Company management is uncertain whether any stadium funding legislation authorizing additional gaming at the Racetrack will be enacted and, if enacted, the Company is unable to provide any estimates as to the financial impact this legislation would have on the Company.

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

          None

Item 5.   OTHER INFORMATION

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)       Exhibits

                        None

          (b)       Reports on Form 8-K

                         Canterbury Park Holding Corporation filed a Form 8-K dated August 18, 1997 to report the acquisition of undeveloped land for a purchase price of $925,000.


                                      SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Canterbury Park Holding Corporation

Dated:  November 7, 1997           /s/ Randall D. Sampson
                                   -----------------------------------------
                                   Randall D. Sampson,
                                   President, Chief Executive Officer and
                                   Treasurer