Form 10KSB
period 1997-12-31
CANTERBURY PARK HOLDING CORP
filed 1998-03-30
CIK 926761

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

(Mark One)
       /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1997

                                       OR

       / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                    For the Transition period from        to
                                                   ------    ------

                        Commission File Number:  0-24554

                     CANTERBURY PARK HOLDING CORPORATION
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

               Minnesota                     41-1775532
     ---------------------------------       ------------------------
     (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)            Identification No.)

                              1100 Canterbury Road
                               Shakopee, MN  55379
                              --------------------
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code:  (612) 445-7223

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value
                                                            Redeemable Common
                                                            Stock Purchase
                                                            Warrants Units,
                                                            each Unit consisting
                                                            of one share of
                                                            Common Stock and
                                                            one Redeemable
                                                            Common Stock
                                                            Purchase Warrant.

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

                           YES   x          NO
                               -----           -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

The Company's operating revenues for its most recent fiscal year were $18,202,216.

On March 11, 1998, the Company had 2,998,848 shares of common stock, $.01 par value, outstanding.

The aggregate market value of the shares of voting stock held by non-affiliates of the Company (persons other than directors and officers) computed at the NASDAQ closing price of $2.75 per share on March 11, 1998 was approximately $3,731,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's Proxy Statement for its 1998 Annual Meeting of Shareholders, to be held on June 4, 1998, is incorporated by reference into Part III of this Form 10-KSB.

                       CANTERBURY PARK HOLDING CORPORATION
                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                     PART I
ITEM 1.   Description of Business . . . . . . . . . . . . . . . . . . . . .  1
ITEM 2.   Description of Property . . . . . . . . . . . . . . . . . . . . .  8
ITEM 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 10
ITEM 4.   Submission of Matters to a Vote of Security Holders . . . . . . . 10

                                     PART II

ITEM 5.   Market for Common Equity and Related Stockholder Matters  . . . . 11
ITEM 6.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations  . . . . . . . . . . . . . . . . . . . 12
ITEM 7.   Financial Statements  . . . . . . . . . . . . . . . . . . . . . . 17
ITEM 8.   Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure . . . . . . . . . . . . . . . . . . . . 30

                                     PART III

ITEM 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance
           With Section 16(a) of the Exchange Act  . . . . . . . . . . . . . 30
ITEM 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . 30
ITEM 11.  Security Ownership of Certain Beneficial Owners and Management . . 30
ITEM 12.  Certain Relationships and Related Transactions . . . . . . . . . . 30
ITEM 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 30

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 31

EXHIBIT INDEX  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32


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

     The Company was incorporated under the laws of Minnesota on March 24, 1994 and on March 29, 1994 acquired the Racetrack. (Further information regarding prior operations of the Racetrack can be obtained by reference to the Company's registration statement on Form SB-2 (File No. 33-81262C) under "Business-History of the Racetrack", which discussion is incorporated herein by reference.) On May 6, 1994 the Company commenced simulcasting operations. In August 1994 the Company conducted a public offering of Units, consisting of one share of common stock and a warrant to purchase one share of common stock. With the proceeds from the public offering the Company retired debt associated with its acquisition of the Racetrack. Since May 6, 1994 the Company has been principally engaged in conducting its year-round simulcasting operations, five to seven days per week and live horse racing ("live meets") on a seasonal basis, generally from late May to mid-August. The Company plans 55 days of live racing in 1998. Live racing in 1998 will consist of a 24-day mixed meet of Thoroughbred and Quarter Horse racing, a 28-day Thoroughbred only meet, and three days of live harness racing over the Labor Day weekend.

(b)  BUSINESS OF ISSUER

(i)  RACING OPERATIONS

     The Company's racing operations consist of year-round pari-mutuel wagering on simulcast horse races ("simulcasting") and live meets held on a seasonal basis beginning in May and concluding in August. One or more of Thoroughbred, Quarter Horse or harness racing is conducted during the live meet.

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

     Throughout the year the Company offers simulcast wagering from out-of-state racetracks, generally seven days a week. The Company offers "full card" simulcast racing (broadcasting of another racetrack's entire daily live racing program) from a number of racetracks, including Churchill Downs, Hollywood Park, Santa Anita, Gulfstream Park, Arlington Park and Sportsman's Park. In addition, races of national interest, such as the Kentucky Derby, Preakness Stakes and Breeders' Cup, supplement the regular simulcast program. The Company regularly evaluates its agreements with other racetracks in order to offer the most popular simulcast signals of live horse racing which is feasible to offer at the Racetrack.

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

      LIVE RACING.

      The Company conducted its first year of live racing in 1995 by operating 55 days of live horse racing. The Company hosted a 51-day live meet in 1996 and a 56-day live meet, including three days of live harness racing, in 1997. The Company plans 55 days of live racing in 1998, consisting of a 24-day mixed meet of Thoroughbred and Quarter Horse racing, a 28-day Thoroughbred only meet, and three days of live harness racing over the Labor Day weekend. Post times on Thursdays and Fridays will be 6:30 pm and 1:00 pm on Saturdays, Sundays and holidays.

      Currently, Minnesota law requires the Racetrack to schedule a minimum of 125 days of live racing annually, unless the MHBPA agrees to a lesser number of live racing days. The MHBPA has agreed to waive the 125-day requirement for years 1995 through 1998 and allow the Company to run a minimum of 50 days of live racing each year. After 1998, no assurance can be given that the MHBPA will agree to a shorter live meet than the 125-day statutory minimum.

(ii)  SPECIAL EVENTS

      While pari-mutuel horse racing is the Company's principal business, the Company's facilities are capable of being used for multiple purposes. In an effort to more fully utilize the property and to generate additional revenues, the Company has, in each year of its operations, expanded the use of the grandstand, grounds and parking lot for special events.

      In 1996 and 1997, a number of non-horseracing events were held, including snowmobile races, two major arts and crafts shows per year, trade shows, concerts, motorcycle races, fund raisers, automobile shows and competitions and private parties. Lilith Fair, an outdoor music event, came to Canterbury Park in August of 1997, drawing over 30,000 people to the Racetrack. In 1997 Canterbury Park hosted Holiday in Lights during the 1997 holiday season which consisted of a drive-through light display, located in and around the barn area, and Santa's Village on track level of the grandstand.

      To date in 1998, the facility has hosted two additional successful snowmobile races with attendance over 10,000 for each event. Canterbury Park maintains a reputation as one of the premier snowmobile racing venues in the world. In addition, the Company expects to increase revenues from parking lot rentals in 1998.

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

     The amount of takeout earned by the Company depends on where the race is run and the form of wager (straight or exotic). Net revenues from pari-mutuel wagering on live races run at the Racetrack consist of the total amount wagered, less the amounts paid (i) to winning patrons, (ii) for purses, (iii) to the Breeders' Fund and (iv) for pari-mutuel taxes to the State of Minnesota. Net revenues from pari-mutuel wagering on races being run at out-of-state racetracks and simulcast to the Racetrack have similar expenses, but also include a host fee payment to the host track. The host fee is calculated as a percentage of monies wagered (generally 2.50% to 4.50%) and is negotiated with the host track and must comply with each host track's state statute.

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

     The following table sets forth the percentage distribution of each dollar wagered on live races at the Racetrack, as established by the Racing Act, and the Racetrack's retainage:

                                                                       Live Racing
                                                                       -----------
                                                           Straight                     Exotic
                                                           --------                     ------

Returned to Winning Patrons                                  83.00%                     77.00%
    Purse (1)                                  8.40%                     8.40%
    Minnesota Breeders' Fund                   1.00                      1.00
    Minnesota Pari-Mutuel Taxes (2)             .10                       .14
    Racetrack Retainage (1)                    7.50                     13.46

Total Takeout                                                17.00                      23.00
                                                            ------                     ------

Total Handle                                                100.00%                    100.00%
                                                            ------                     ------
                                                            ------                     ------

-------------------

(1) Minnesota law provides that the 8.40% purse payment is a minimum. The actual percentage, if any, above the minimum is determined between the Racetrack and the MHBPA. Any additional amounts paid for purses decrease the Racetrack's retainage.
(2) This amount assumes the pari-mutuel tax structure in effect as of July 1, 1996 (which exempts the first $12 million of takeout during a statutorily mandated twelve-month period). This amount will depend upon the total takeout during the twelve-month period, which is estimated to be $13.1 million.

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

     The following table sets forth the approximate percentage distribution of each dollar wagered for races simulcast at the Racetrack and the Racetrack's retainage:

                                                   During Racing Season
                                                   --------------------

                                                                    Not Concurrent
                                     Concurrent with                     with                Outside of
                                        Live Card                     Live Card             Racing Season
                                     ---------------                --------------          -------------
Returned to Winning Patrons (1)                80.50%                        80.50%                 80.50%
    Minnesota Breeders' Fund         1.00%                          1.10%                   1.10%
    Minnesota Pari-Mutuel Taxes (2)   .12                            .12                     .12
    Purse (3)                        8.40                           7.39                    1.70
    Host Track Fees (4)              3.50                           3.50                    3.50
    Racetrack Retainage (3)          6.48                           7.39                   13.08
Total Takeout                                  19.50                         19.50                  19.50
                                     ---------------                --------------          -------------

Total Handle                                  100.00%                       100.00%                100.00%
                                     ---------------                --------------          -------------
                                     ---------------                --------------          -------------


-------------------

(1) This amount will depend upon the takeout at the host racetrack. This percentage will be determined by local and state law applicable to the host track and ranges from 75.0% to 85.0%.

(2) This amount assumes the pari-mutuel tax structure in effect as of July 1, 1996 (which exempts the first $12 million of takeout during a statutorily mandated twelve-month period). This amount will depend upon the total takeout during the twelve-month period, which is estimated to be $13.1 million.

(3) Although Minnesota law specifies a minimum, the actual percentage is determined by agreement between the Racetrack and the MHBPA. Any additional amounts paid for purses reduce the Racetrack's retainage.

(4) Payments to the host track generally range from 2.5% to 4.5% of total handle, subject to negotiation with each host track. For purposes of this table, the host track fee is assumed to be 3.5%.

     OTHER REVENUE

     The Company also derives revenue from other activities such as admissions and parking fees, as well as from the sale of food and beverage, programs, and other racing publications. The Company offers advertising signage space similar to that appearing at many sports stadiums and advertising space is sold in the printed live racing program. Finally, additional revenues are derived from use of the facilities for events such as concerts, holiday displays, trade and craft shows, snowmobile racing, business meetings, private parties, horse expositions and sales, boat and automobile storage, community events, and rental of the parking lot for various automobile activities and vehicle storage.

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

     The Company competes with racetracks located throughout the United States in securing the better quality horses to run at the Racetrack. Attracting the owners and trainers of better quality horses is largely influenced by the ability to offer large purses. By reducing the number of racing days and utilizing purse monies derived from simulcast and live race wagering, the Company was able to offer purses during its 1995 and1996 live racing seasons which were comparable to most other midwestern racetracks. However, in 1997 the Company experienced increased competition for better quality horses from a racetrack located near Des Moines, Iowa which offered substantially larger purses than the Company in 1997. This increased competition from the Des Moines racetrack is expected to continue in the foreseeable future.

(v)  MARKETING

     The Company's primary market is the seven county Minneapolis-Saint Paul metropolitan area which in 1990 contained approximately 1.7 million people 18 years and older.

     To support its primary business of pari-mutuel horse racing, the Company maintains yearr-round marketing efforts which are focused on maintaining the loyalty of live and simulcast patrons and attracting new customers. Using newspapers, television, other print media, radio and direct mail, the Company concentrates its marketing efforts on communicating the excitement of wagering on high caliber horse racing from around the country. In addition to its regular advertising program, the Company conducts numerous special promotions and Open Houses to increase simulcast patronage.

     The 1997 and 1996 advertising campaigns utilized primarily print and radio advertising to promote live racing by highlighting the attractive, park-like atmosphere of Canterbury Park, promoting activities for the entire family, as well as the fun and excitement of live horse racing. In addition, the development of a customer data base enabled the Company to effectively utilize direct mail advertising in 1997.

        Because wagering on horse racing is more complex than many other forms of gaming, such as slot machines or the various lottery products, the Company continues to develop and conduct various educational programs, such as tours of the Racetrack, wagering classes and contests that it believes will make the sport of horse racing and pari-mutuel wagering more understandable to the general public.

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

        A federal statute, the Interstate Horse Racing Act of 1978, also provides that a racetrack must obtain the consent of the group representing the majority of the horsepersons (owners and trainers) of the horses racing at the racetrack, and the consent of the state agency regulating the racetrack, in order to transmit simulcast signals of its live races or to receive and use simulcast signals from other racetracks. The Company has obtained the consent of the MHBPA for receiving and sending simulcasting signals.

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

        The Racing Commission issued a Class B License to the Company on April 27, 1994. The Class B License allows the Company to sponsor and manage horse racing on which pari-mutuel wagering is conducted at its Class A licensed racetrack and on other horse races run at out-of-state locations as authorized by the Racing Commission. The Class B License is renewable each year by the Racing Commission after a public hearing (if required by the Racing Commission). The Company's Class B License was renewed for the 1998 season in December 1997. The fee for a Class B License is $100 for each assigned race day on which live racing is actually conducted and $50 for each day on which simulcasting is authorized and actually takes place.

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

(vii)   EMPLOYEES

        At March 11, 1998, the Company had approximately 55 full-time employees and 150 part-time employees. When the Company commences live racing in May 1998, the Company expects to employ approximately 120 additional full-time seasonal employees and approximately 450 additional part-time seasonal employees. The Company's management believes its employee relations are good.

(viii)  EXECUTIVE OFFICERS

        The executive officers of the Company, their ages and their positions with the Company are as follows:


Name                     Age       Position with Company
----                     ---       ---------------------

Randall D. Sampson       39        Chief Executive Officer, President,
                                   Chief Financial Officer, and General Manager

Michael J. Garin         42        Vice President of Hospitality

Troy J. Mertens          30        Vice President of Mutuels and Simulcasting

Mark A. Erickson         41        Vice President of Facilities


-------------------

        Randall D. Sampson has been CEO, President and Chief Financial Officer since the formation of the Company in March 1994 and General Manager since September 1995. Mr. Sampson has served as President of Sampson Racing, Inc. since 1989 and managed the Thoroughbred racing and breeding operations of the Curtis Sampson family. Mr. Sampson has been active in horse racing industry associations, serving on the Board of Directors of the Minnesota Thoroughbred Association from 1989 to 1993, and as Treasurer in 1990 to 1991 and its President in 1992. Mr. Sampson has also been a member of the Minnesota Horsemen's Benevolent and Protective Association serving as Vice President of the organization from 1993 to 1994. Mr. Sampson served on the 1992 Governor's Commission on Canterbury Downs and was a member of the Minnesota Racing Commission Breeders' Fund Advisory Board from 1991 to 1997. He also serves as a director of the Thoroughbred Racing

Association of North America. Mr. Sampson is the son of Curtis A. Sampson, the Company's Chairman of the Board who is a holder of approximately 35% of the Company's common stock.

        Michael J. Garin has been Vice President of Hospitality since May of 1997. He had served as President of Canterbury Park Concessions, Inc. since April of 1994. From September 1993 to April 1994, Mr. Garin was employed as Food and Beverage Supervisor of Little Six, Inc. During March 1992 to September 1993 he served as a Training Program District Manager for Arby's.

        Troy J. Mertens has been Vice President of Mutuels and Simulcasting since May 1997, was Director of Mutuel and Simulcast Operations from April 1994 through April 1997, and Assistant General Manager from September 1995 until April 1997. Previously, he worked for the prior owners of the Racetrack as a mutuel teller, mutuels supervisor, assistant to the Mutuels Manager and an operations accountant.

        Mark A. Erickson has served as Vice President of Facilities since May 1997. He was the Director of Facilities from April 1994 until April 1997. From May 1992 until employment with the Racetrack, Mr. Erickson served as Maintenance Supervisor for the Mall of America in Bloomington, Minnesota.

ITEM 2. DESCRIPTION OF PROPERTY

        GENERAL.

        The Racetrack, which is operated under the name "Canterbury Park," is a modern facility, generally comparable to other major racetracks located throughout the country. The Racetrack has an average patron capacity of approximately 10,000 within the enclosed grandstand and a maximum patron capacity of approximately 30,000 including the outside areas around the grandstand. The grandstand and most public outdoor areas contain numerous pari-mutuel windows, odds information boards, video monitors, concessions stands and other amenities. The audio/visual system includes over 600 television monitors with most areas providing multi-screen viewing of the races.

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

        OTHER PROPERTIES.

        Approximately 80 acres of the 355 acres owned by the Company are not necessary for racing operations. This property, adjacent to the Racetrack, is undeveloped and could be sold in whole or in part, depending upon future opportunities. The 355 acres includes 30 acres of undeveloped land adjacent to Canterbury Park which was purchased on August 18, 1997, for investment or future development. The Company regularly evaluates other business activities and development opportunities that would maximize the use of the real estate surrounding the Racetrack and which would complement the Company's primary business of horse racing.

ITEM 3. LEGAL PROCEEDINGS

        Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not Applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)     MARKET INFORMATION

        The Company's Common Stock, Warrants and Units (each Unit consisting of one share of common stock and one warrant to purchase one share of common stock) are traded on the NASDAQ system under the symbols TRAK, TRAKW and TRAKU, respectively. The table set forth below indicates the high and low trade prices for the Units, Common Stock and Warrants for the years ended December 31, 1997 and 1996. These prices indicate interdealer prices without retail markup, markdowns or commissions.

                                               1997                       1996
                                       -------------------        -------------------
                                        High          Low          High          Low
                                       -----         -----        -----         -----

Units
-----

First Quarter                         $ 4 5/8       $ 2          $ 2 7/8       $ 1 1/2
Second Quarter                          6             2 3/8        3 3/4         2
Third Quarter                           4 5/8         2 3/4        3 3/4         2 1/2
Fourth Quarter                          6 1/2         2 3/4        2 3/4         2 1/16

Common Stock
------------

First Quarter                           4 1/2         2 3/16       2 5/8         1 3/8
Second Quarter                          5 7/8         2 1/2        3 3/8         1 1/8
Third Quarter                           4 3/4         3 3/8        3 1/4         2 1/4
Fourth Quarter                          7             2 3/4        2 5/8         2

Warrants
--------

First Quarter                           13/16         1/16         3/8           1/16
Second Quarter                          1             1/4          9/16          1/4
Third Quarter                           5/8           1/4          1/4           1/4
Fourth Quarter                          1 1/2         17/64        1/4           1/16


(b)     HOLDERS

        At March 11, 1998, the Company had 350 holders of record of its common stock. In addition, on that date a depository company held approximately 1,346,868 shares as nominees for an undetermined number of additional beneficial holders.

(c)     DIVIDENDS

        The Company has not paid any dividends on its common stock and does not anticipate paying any in the foreseeable future.

ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

        Canterbury Park Holding Corporation (the "Company") owns and operates Canterbury Park (the "Racetrack"), the only pari-mutuel horse racing facility in the State of Minnesota. The Company's revenues for the years ended December 31, 1997 and 1996 were derived primarily from pari-mutuel take-out on races simulcast year-round to Canterbury Park from racetracks throughout the country, and on live Thoroughbred and Quarter Horse races at the Racetrack. During 1997 and 1996 the Company conducted 358 and 312 days of simulcast racing, respectively. The Company hosted 56 and 55 day live race meets in 1997 and 1996, respectively. These live race meets commenced in the month of May and concluded in August. In 1997, the Company hosted three days of live harness racing over the Labor Day weekend. During these live race meets, the Company earns additional pari-mutuel revenue from sending the signal for its races to out-of-state racetracks around the country. In addition to pari-mutuel revenues, the Company generates revenues from admissions, parking, program sales, concession sales, special events, advertising and other sources.

        On April 11, 1996, legislation became effective in Minnesota which, beginning July 1, 1996, exempted the first $12 million of pari-mutuel revenue from the 6% pari-mutuel tax. The legislation is effective until July 1, 1999 and benefits the horsepersons' purse fund as well as the Company during a statutorily mandated twelve month period, beginning July 1 and ending the following June 30. Effective July 1, 1996, pari-mutuel taxes have been estimated for the 12 month period from July 1 through June 30, and an estimated annual effective tax rate has been applied to pari-mutuel commission revenues generated during the twelve month period.

        The legislation referred to above also provides that winning pari-mutuel tickets which are not cashed within one year of the end of the respective race meet will become the property of the Company. The legislation is effective through December 31, 1999 after which uncashed winning tickets will again be remitted to the State of Minnesota. The Company is recording revenue associated with the uncashed winning tickets at the time, based on historical experience, that management can reasonably estimate the amount of additional winning tickets from a race meet that will be presented for payment. For the twelve months ended December 31, 1997 and December 31, 1996, total uncashed winning ticket revenue included in pari-mutuel revenues totalled approximately $333,000 and $180,000, respectively.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31,
1996

        In 1997, the Company, with the full cooperation of the horsepersons' organizations, successfully completed its third live racing meet featuring an entertaining and competitive stable of horses and jockey colony. Net income for the year ended December 31, 1997 was $135,788, compared to net income of $71,149 for the year ended December 31, 1996. This improvement in operations was accomplished primarily due to the legislation enacted in 1996 which was in effect for all of fiscal year 1997. Pari-mutuel tax expense decreased to $51,177 in 1997 compared to $421,787 in 1996 and 799,316 in 1995. Revenues related to unclaimed tickets increased to $333,290 in 1997 compared to unclaimed ticket revenue of $179,867 in 1996. This legislation, however, also benefits the horsepersons' purse funds which receive a higher percentage of pari-mutuel take-out and resulted in an increase in the Company's statutory purse expense of approximately $240,000 in 1997 compared to $122,000 in 1996.

        Offsetting the benefits of the 1996 legislation were expenses for legislative activities in 1997. Expense levels in 1997 for legislative activity were much higher than a normal year due to the Company's efforts to obtain legislative approval for a casino at the Racetrack which would generate revenues to help finance a new major league baseball stadium in Minnesota. During fiscal year 1997 the Company incurred lobbying and communication expenses of $257,000 and charged an additional $150,000 to operations, including $86,000 of noncash expense resulting from the issuance of stock options to consultants, to develop financial, design and market feasibility studies related to the casino concept. While this proposal did not receive legislative authorization in 1997, the Company is continuing to pursue legislative options in 1998 which would be in the long term interests of the Company and the Racetrack.

The following table summarizes operating data for the years ended December 31, 1997 and December 31, 1996:

SUMMARY OF OPERATING DATA:

                                                      YEAR                         YEAR
                                                      ENDED                        ENDED
                                                 DECEMBER 31, 1997           DECEMBER 31, 1996
      RACING DAYS
         Simulcast only days                               302                         261
         Live and simulcast days                            56                          51
                                                 -----------------           -----------------
                               TOTAL RACING DAYS           358                         312

       ATTENDANCE
         Simulcast only days                           130,000                     132,000
         Live and simulcast days                       191,000                     192,000
                                                 -----------------           -----------------
                               TOTAL ATTENDANCE        321,000                     324,000

       ON-TRACK HANDLE
          Simulcast only days                    $  42,182,000               $  42,136,000
          Live and simulcast days
              Live racing                           11,321,000                  12,251,000
              Simulcast racing                      12,494,000                  10,396,000
       OUT-OF-STATE LIVE HANDLE                     12,635,000                   9,895,000
                                                 -----------------           -----------------
                               TOTAL HANDLE      $  78,632,000               $  74,678,000

       AVERAGE DAILY ATTENDANCE
          Simulcast only days                              430                         506
          Live and simulcast days                        3,403                       3,765

       ON-TRACK PER CAPITA WAGERING
          Simulcast only days                    $         324               $         319
          Live and simulcast days                          125                         118

       ON-TRACK AVERAGE DAILY HANDLE
          Simulcast only days                    $     139,675               $     161,441
          Live and simulcast days                      425,268                     444,059

        Total operating revenues for the years ended December 31, 1997 and December 31, 1996 were $18,202,216 and $17,371,005, respectively.

        Total pari-mutuel revenues increased 4.0% to $14,023,668 in 1997 from $13,487,640 in 1996. Pari-mutuel revenues derived from simulcasting increased 5.1% to approximately $10,940,000 from approximately $10,407,000 in 1996. This change was consistent with the change in simulcast handle, which increased to $54,676,000 in 1997, compared to $52,532,000 in 1996.

        On-track wagering on live races at the Racetrack decreased by approximately $ 930,000, or 7.6%, to approximately $11,321,000 in 1997, from approximately $12,251,000 in 1996. Consequently, pari-mutuel revenue from these live races decreased by 8.7% to $2.4 million in 1997 from approximately $2.6 million in 1996. While on-track average daily handle decreased to $425,268 in 1997 from $444,059 in 1996, the on-track per capita wagering increased on simulcast only days and on days when both live and simulcast racing were conducted.

     Pari-mutuel revenue from simulcasting the Racetrack's live races to out-of-state racetracks totalled $360,253 in 1997 compared to $282,670 in 1996. The Racetrack receives amounts ranging from 2.50% to 3.00% of amounts wagered at out-of-state racetracks as a "Guest fee". The handle wagered at out-of-state racetracks increased to $12.6 million in 1997, compared to $9.9 million wagered out of-state in 1996.

     Revenues earned related to uncashed winning tickets were approximately $333,000 in 1997 compared to $180,000 in 1996. Uncashed winning tickets were remitted to the State of Minnesota until April 11, 1996, the date the legislation became effective.

     Concession, admission and parking revenues were higher during the twelve months ended December 31, 1997 compared to the twelve months ended December 31, 1996, despite a slight decrease in attendance from horse racing, due to higher overall attendance from events other than horse racing. The Lilith Fair outdoor concert in August 1997, with attendance of over 30,000 patrons, contributed approximately $130,000 to concession revenues. Holiday in Lights in November and December 1997 drew an additional 23,000 patrons to the Racetrack and contributed to both admission and concession revenues.

     Publication revenues decreased during fiscal year 1997 compared to fiscal year 1996 due to a change in the simulcast program content and pricing structure to benefit late day arrivals.

     Other revenues have increased by 16% due primarily to facility rental revenues generated by special events and other parking lot rental agreements.

     Total operating expenses increased 4.8% to $17,898,019 in 1997 from $17,084,033 in 1996. The increased costs are primarily related to increased costs of legislative activities in 1997 as previously discussed. Salary and benefit costs increased by 7.9% in 1997 compared to 1996. Approximately 1.0% of the increase is attributable to higher costs of employee benefits. The remainder is due primarily to additional full-time employees in 1997 resulting partially from an increased number of special events in the current year.

     Minnesota law requires the Company to segregate a portion of funds received from wagering on simulcast and live horse races for future payment as purses for live horse races or other uses of Minnesota's horsepersons' associations. This
purse expense is one of the Company's largest single expense items.   The
minimum percentage required by law to be set aside for purses from simulcasting varies substantially depending on the time of year the simulcasting is conducted. For the 25-week period beginning in early May, which is the statutorily established "Racing Season," 50% of net pari-mutuel revenue, before deducting for purses, is allocated to a fund for the payment of purses during the live meet. For the remaining 27 weeks of the racing year, November through April, funds accumulate at the rate of 25% of net pari-mutuel revenue, before deducting for purses, but after deducting an 8% expense factor. Purse expense as a percentage of the Company's pari-mutuel commission and breakage revenues increased slightly to 27.7% for the year ended 1997, from 26.8% for the year ended December 31, 1996. The increase in this percentage is attributed to two factors. First, the reduction in the pari-mutuel tax, which became effective July 1, 1996, also benefitted the horsepersons' associations. As a result of this legislation the Racetrack allocated more funds for purses related to simulcast races from other racetracks. Second, in 1997 the Racetrack paid approximately $131,000 to the Minnesota Horsemen's Benevolent and Protective Association (the "MHBPA") for purses on live races simulcast to out-of-state racetracks, compared to $87,000 for 1996. In general, pursuant to the agreement with the MHBPA, 50% of the net earnings from import races during the 1997 and 1996 live meets were paid to the MHBPA. Net earnings are defined as guest fees received, less the costs of sending the simulcast signal ("uplinking").

     Amounts paid to the Minnesota Breeders' Fund are a function of on-track handle and the increase is consistent with the increase in total on-track handle. Host track fees decreased slightly to 3.44% of simulcast handle in 1997 compared to 3.49% in 1996. The host fee is calculated as a percentage of monies wagered on out-of-state racetracks (generally 2.50% to 4.50%) and is negotiated with each host track. The Racetrack received simulcast signals from over 40 race meets in 1996 and added an additional 10 different out-of-state race meets during 1997.

     Pari-mutuel taxes decreased $370,610, or 87.9%, to $51,177 for the year ended December 31, 1997 compared to $421,787 for the year ended December 31, 1996. This decrease is attributed to the legislation enacted in the State of Minnesota on April 11, 1996 and effective July 1, 1996. Effective July 1, 1996, pari-mutuel taxes have been estimated for the 12 month period from July 1 through June 30, and an estimated annual effective tax rate has been applied to pari-mutuel commission revenues generated during the twelve month period.


     Advertising and marketing costs were 9.8% lower in 1997 due to increased focus on expense control in this area. A patron database developed during the 1996 and 1995 live race meets allowed the Racetrack to efficiently and effectively contact patrons via direct mail in 1997, reducing the need for mass media advertising.

     Interest expense relates primarily to amounts due to Mr. Curtis Sampson, the Company's Chairman of the Board and a 35% shareholder, under a line of credit agreement and to amounts due to the MHBPA for purses. The average daily balance of amounts due under the line of credit were approximately $1,190,000 and $1,855,000 for the years ended December 31, 1997 and December 31, 1996, respectively. The weighted average rate of interest on the line of credit was 9.42% and 10.45% for 1997 and 1996, respectively. The contractual rate of interest on the line of credit changed from prime rate plus 2% at the beginning of 1997 to the base prime rate in August of 1997. The average daily balance of amounts due to the MHBPA were approximately $662,000 and $473,000, for the years ended December 31, 1997 and 1996, respectively. The weighted average rate of interest on the amounts due to the MHBPA was 8.17% and 8.27% for 1997 and 1996, respectively. The interest rate on the line of credit and the MHBPA liability was 8.50% at December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES:

     During the year ended December 31, 1997, cash provided by operating activities was $1,233,910, which resulted principally from net income of $135,788, depreciation and amortization of $856,982, an increase in payable to horsepersons of $163,941 and an increase in accounts payable and accrued expenses of $130,802. During the year ended December 31, 1996, cash provided by operating activities was $977,941, which resulted principally from net income of $71,149, depreciation and amortization of $811,509, and an increase in accounts receivable and other current assets of $51,094.

     Cash provided by financing activities was $116,785 for the year ended December 31, 1997, which represents the net proceeds on the Company's line of credit with its majority shareholder of $42,188 and the proceeds of $74,597 from the issuance of common stock due to the exercise of stock options and to the issuance of common stock pursuant to the Company's employee stock purchase plan. During 1996, cash used in financing activities was $774,787, which was the net amount of payments on the company's line of credit with its majority shareholder of $817,555 offset by proceeds of $42,768 from the issuance of common stock due primarily to the exercise of options. For fiscal 1997, net cash used in investing activities was $1,283,582 which consisted of $935,141 for the acquisition of a 30 acre tract of undeveloped land adjacent to the Racetrack, $395,355 for capital expenditures, primarily consisting of equipment and building improvements, partially offset by
proceeds from the sale of equipment of $47,344.   For fiscal 1996, net cash
used in investing activities was $362,584 for capital expenditures, partially offset by proceeds from the sale of equipment of $67,530. The Company estimates that it will spend approximately $400,000 for capital expenditures during fiscal year 1998.

     Minnesota law requires the Company to segregate a portion of funds (recorded as statutory purses in the statement of operations), received from wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons' associations. Pursuant to an agreement with the MHBPA, the Company has transferred into a trust account or paid directly to the MHBPA, approximately $3,287,000 and $3,164,000 for the years ended December 31, 1997 and 1996, respectively, related to thoroughbred
races.   Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company. The amounts due the MHBPA were $709,573 and $553,190 at December 31, 1997 and 1996, respectively, and are guaranteed by the Company's Chairman of the Board. The interest rates on any statutory purses accrued but not transferred into the trust were 8.50% and 8.25% at December 31, 1997 and 1996, respectively.

     The Company believes that the cash to be generated from operations, together with funds available under its $3,000,000 line of credit with the Company's Chairman of the Board, will be sufficient to satisfy its liquidity and capital resource requirements for the next twelve months. The Company anticipates that it will pay down a portion of the borrowings under the line of credit with funds generated from operations and borrow additional amounts under the line of credit as funds are needed for working capital purposes. The Company is also negotiating a credit facility from a traditional lender to replace the line of credit with Mr. Sampson. Mr. Sampson has advised the Company that if it is unable to obtain a credit facility from a traditional lender, then he will keep his line of credit in place through at least March 31, 1999. As of March 11, 1998, borrowings under the line of credit had been reduced to approximately $1,067,000.

     Cash flows provided from operations in 1998 are anticipated to be consistent with cash flows provided by operations in 1997.

OPERATING PLAN:

     In 1997 the Company was successful in conducting its third live race meet in three years. The Company competes with racetracks located throughout the United States in securing the better quality horses to run at the Racetrack. Attracting the owners and trainers of better quality horses is largely influenced by the ability to offer large purses. By reducing the number of racing days and utilizing purse monies from simulcasting and live race wagering, the Company continues to offer purses during its live racing season which were comparable to most other midwestern racetracks. However, the Company experienced increased competition for better quality horses from a racetrack located near Des Moines, Iowa which offered substantially larger purses than the Company in 1997.

     The Company plans a live race meet in 1998 which will consist of a 24-day mixed meet of Thoroughbred and Quarter Horse racing, a 28-day Thoroughbred only meet, and three days of live harness racing over Labor Day weekend.

     The Company's ability to operate profitably in 1998 will largely depend on its ability to maintain levels of attendance and wagering handle for live and simulcast racing at levels similar to 1997. The Company will also need to maintain operating expenses, including legislative related expenses, at levels similar to 1997. In addition, the Company plans to continue its emphasis on special events and maximizing the potential of the entire facility year-round.

FACTORS AFFECTING FUTURE PERFORMANCE:

     The Company is in the process of initiating formal communications with its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issue. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company reviewed its internal computer applications for vulnerability to the Year 2000 issue. Software products deemed to be susceptible to corruption are under evaluation for conversion or replacement in the year 1999 or earlier. These applications are not considered critical to the Company's daily operations and costs to convert or replace the software are not expected to be material.

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

CHANGES IN ACCOUNTING STANDARDS

     The Financial Accounting Standards Board ("FASB") has issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and presenting comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management is currently evaluating the impact of this pronouncement.

     The FASB has also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Financial statement disclosures from prior periods are required to be restated.
Management is currently evaluating the impact of this pronouncement.






ITEM 7.   FINANCIAL STATEMENTS

     The following financial statements of the Company are set forth on pages 18 through 29 of the Form 10-KSB:

                                                                          Page
                                                                          ----

Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . .    18

Consolidated Balance Sheets as of December 31, 1997 and 1996  . . . . .    19

Consolidated Statements of Operations for the years ended December 31,
1997 and December 31, 1996. . . . . . . . . . . . . . . . . . . . . . .    20

Consolidated Statements of Changes in Stockholders' Equity for the
years ended December 31, 1997 and December 31, 1996 . . . . . . . . . .    21

Consolidated Statements of Cash Flows for the years ended December 31,
1997 and December 31, 1996. . . . . . . . . . . . . . . . . . . . . . .    22

Notes to Consolidated Financial Statements for the years ended
December 31, 1997 and December 31, 1996   . . . . . . . . . . . . . . .    23

INDEPENDENT AUDITORS' REPORT

Board of Directors
Canterbury Park Holding Corporation
Shakopee, Minnesota

We have audited the accompanying consolidated balance sheets of Canterbury Park Holding Corporation and subsidiary (the Company) as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Canterbury Park Holding Corporation and subsidiary as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



February 27, 1998
Minneapolis, Minnesota

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                              1997                  1996
   ASSETS

   CURRENT ASSETS:
        Cash                                             $   364,214    $   296,671
        Accounts receivable                                  185,468        186,834
        Inventory                                             76,657         72,731
        Deposits                                              20,000         20,000
        Prepaid expenses                                     106,381         81,367
                                                         -----------    -----------
             Total current assets                            752,720        657,603

   PROPERTY AND EQUIPMENT, net  (Note 2)                   9,061,205      8,631,754

   INTANGIBLE ASSETS, net of accumulated
        amortization of $14,875 and $9,925,
        respectively                                           9,494         12,775
                                                         -----------    -----------
                                                         $ 9,823,419    $ 9,302,132
                                                         -----------    -----------
                                                         -----------    -----------

   LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
        Accounts payable                                 $   715,062    $   623,930
        Accrued wages and payroll taxes                      200,942        161,272
        Accrued interest                                     103,184        149,387
        Advance from shareholder (Note 6)                  1,651,942      1,609,754
        Accrued property taxes                               305,032        370,916
        Payable to horsepersons (Note 1)                     724,496        560,555
                                                         -----------    -----------
             Total current liabilities                     3,700,658      3,475,814

   COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

   STOCKHOLDERS' EQUITY (Note 4):
        Common stock, $.01 par value,
             10,000,000 shares authorized,
             2,998,848 and 2,961,382,
             respectively, shares issued and
             outstanding                                      29,989         29,614
        Additional paid-in capital                         8,061,875      7,879,551
        Unearned compensation                                (22,044)
        Accumulated deficit                               (1,947,059)    (2,082,847)
                                                         -----------    -----------
             Total stockholders' equity                    6,122,761      5,826,318
                                                         -----------    -----------
                                                         $ 9,823,419    $ 9,302,132
                                                         -----------    -----------
                                                         -----------    -----------

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                                         1997              1996
     OPERATING REVENUES:
          Pari-mutuel                              $ 14,023,668       $ 13,487,640
          Concessions                                 2,421,538          2,138,896
          Admissions and parking                        602,215            581,304
          Publications                                  759,657            823,818
          Other operating revenue                       395,138            339,347
                                                   ------------       ------------
                                                     18,202,216         17,371,005

     OPERATING EXPENSES:
          Pari-mutuel expenses:
               Statutory purses                       3,689,747          3,483,674
               Host track fees                        1,880,779          1,825,999
               Pari-mutuel taxes                         51,177            421,787
               Minnesota Breeders' Fund                 696,459            679,404
          Salaries and benefits                       4,321,476          4,004,104
          Cost of sales related to concessions          721,146            636,231
          Cost of sales related to publications         856,472            913,331
          Depreciation and amortization                 856,982            811,509
          Repairs, maintenance and supplies             443,851            402,753
          Property taxes                                309,764            369,824
          Advertising and marketing                     873,855            968,375
          Utilities                                     671,228            648,514
          Other operating expenses                    2,525,083          1,918,528
                                                   ------------       ------------
                                                     17,898,019         17,084,033
     NONOPERATING (EXPENSES) REVENUES:
          Interest expense (Note 6)                    (166,252)          (228,355)
          Other, net                                      6,243             12,532
                                                   ------------       ------------
                                                       (160,009)          (215,823)
                                                   ------------       ------------
     INCOME BEFORE INCOME TAX EXPENSE                   144,188             71,149
          Income tax expense (Note 3)                    (8,400)
                                                   ------------       ------------
     NET INCOME                                    $    135,788        $    71,149
                                                   ------------       ------------
                                                   ------------       ------------
     WEIGHTED AVERAGE NUMBER OF COMMON
        SHARES OUTSTANDING                            2,976,961          2,949,392
                                                   ------------       ------------
                                                   ------------       ------------

     BASIC NET INCOME PER COMMON SHARE             $        .05       $        .02
          (Note 5)                                 ------------       ------------
                                                   ------------       ------------

     DILUTED NET INCOME PER COMMON                 $        .04       $       .02
          SHARE (Note 5)                           ------------       ------------
                                                   ------------       ------------

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997 AND 1996

-----------------------------------------------------------------------------------------------------------------------------
                                                                      Additional     Unearned
                                          Number         Common        Paid-in        Compen-      Accumulated
                                        of Shares        Stock         Capital        sation         Deficit         Total
                                      ------------   ------------   ------------   ------------   ------------   ------------
BALANCE,  DECEMBER 31, 1995              2,939,271   $     29,393   $  7,837,004                  $ (2,153,996)  $  5,712,401

Exercise of stock options                   15,000            150         27,975                                       28,125

Exercise of stock warrants                     100              1            487                                          488

Shares issued under Employee
    Stock Purchase Plan                      7,011             70         14,085                                       14,155

Net income                                                                                              71,149         71,149
                                      ------------   ------------   ------------                  ------------   ------------

BALANCE,  DECEMBER  31, 1996             2,961,382         29,614      7,879,551                    (2,082,847)     5,826,318

Exercise of stock options                   22,500            225         42,494                                       42,719

Issuance of compensatory
    stock options                                                        108,102   $    (22,044)                       86,058
Shares issued under Employee
    Stock Purchase Plan                     14,966            150         31,728                                       31,878

Net income                                                                                             135,788        135,788
                                      ------------   ------------   ------------   ------------   ------------   ------------
BALANCE,  DECEMBER 31, 1997              2,998,848   $     29,989   $  8,061,875   $    (22,044)  $ (1,947,059)  $  6,122,761
                                      ------------   ------------   ------------   ------------   ------------   ------------
                                      ------------   ------------   ------------   ------------   ------------   ------------



See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997 AND  1996

--------------------------------------------------------------------------------------------------------------
                                                                                    1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $  135,788          $   71,149
   Adjustments to reconcile net income to net cash
     provided by operations:
       Depreciation and amortization                                               856,982             811,509
       Stock options issued for consulting services                                 86,058
       Decrease in accounts receivable                                               1,366              51,094
       (Increase) decrease in other current assets                                 (28,940)             24,156
       Increase (decrease) in accounts payable
          and accrued expenses                                                     130,802             (31,650)
       (Decrease) Increase in accrued interest                                     (46,203)             40,047
       Decrease in accrued property taxes                                          (65,884)            (15,208)
       Increase in payable to horsepersons                                         163,941              26,844
                                                                                ----------          ----------
          Net cash provided by operations                                        1,233,910             977,941

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment and other assets                           (395,355)           (362,584)
   Additions to land                                                              (935,141)
   Proceeds from sale of equipment                                                  47,344              67,530
                                                                                ----------          ----------
     Net cash used in investing activities                                      (1,283,152)           (295,054)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                           74,597              42,768
   Net proceeds from (payments on) advance from shareholder                         42,188            (817,555)
                                                                                ----------          ----------
     Net cash provided by (used in) financing activities                           116,785            (774,787)
                                                                                ----------          ----------

NET INCREASE (DECREASE) IN CASH                                                     67,543             (91,900)

CASH AT BEGINNING OF YEAR                                                          296,671             388,571
                                                                                ----------          ----------

CASH AT END OF YEAR                                                             $  364,214          $  296,671
                                                                                ----------          ----------
                                                                                ----------          ----------

INTEREST PAID                                                                   $  212,450          $  188,308
                                                                                ----------          ----------
                                                                                ----------          ----------


See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997 AND  1996
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS - Canterbury Park Holding Corporation (the Company) was incorporated on March 24, 1994. On March 29, 1994 the Company acquired all the outstanding securities of Jacobs Realty, Inc. (JRI) from Irwin Jacobs and IMR Fund, L.P. (an investment fund for various pension plans and
     trusts).   JRI was merged into the Company and the acquisition was
     accounted for under the purchase method of accounting whereby the acquired assets and liabilities have been recorded at the Company's cost. The primary asset of JRI was Canterbury Downs Racetrack and the 325 acres of surrounding land.

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

     OPERATIONS - The Company's revenues are derived primarily from pari-mutuel wagering on simulcast and live horse races.

     BASIS OF ACCOUNTING - The consolidated financial statements have been prepared assuming that the Company will continue in existence. This contemplates the realization of assets and settlement of obligations in the ordinary course of business. The Company has incurred cumulative operating losses of approximately $1,947,000, and has a working capital deficit of approximately $2,948,000 at December 31, 1997. During 1997 and 1996, the Company hosted a number of special events in addition to horse racing in an effort to increase its cash flows and attain profitability. These additional events, combined with the benefit to the Company of legislative changes referred to below, have allowed the Company to achieve profitability in 1996 and 1997. Management continues to pursue legislation for additional potential sources of revenue and is also pursuing more traditional bank financing. Management believes that funds available under its line of credit, or any other line of credit which replaces it, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 1998. If the line of credit is not replaced, the Company's majority shareholder has agreed not to terminate the line of credit prior to March 31, 1999.

     ESTIMATES - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     DEPRECIATION - Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, generally 5 to 39 years.

     INTANGIBLE ASSETS - Intangible assets consist of organization and trademark costs and are amortized on a straight-line basis over 60 months.

     UNCASHED WINNING TICKETS - On April 11, 1996, legislation became effective in Minnesota whereby winning pari-mutuel tickets which are not cashed within one year of the end of the respective race meet will become the property of the Company. The legislation is effective through December 31, 1999 after which uncashed winning tickets will again be remitted to the State of Minnesota. The Company will record revenue associated with the uncashed winning tickets at the time that, based on historical experience, management can reasonably estimate the amount of additional winning tickets from a race meet that will be presented for payment. In 1997, the Company continued to refine its estimation process based on its additional historical experience. As a result, the Company recorded additional revenues of $55,794 in 1997 based on the revised estimation process.

     PARI-MUTUEL TAXES - The legislation referred to above also provides that, beginning July 1, 1996, the first $12 million of pari-mutuel revenue would be exempt from the 6% pari-mutuel tax. The legislation is effective until July 1, 1999 and benefits the horsepersons' purse fund as well as the Company. Effective July 1, 1996, pari-mutuel taxes have been estimated for each 12 month period from July 1 through June 30, and an estimated annual effective tax rate has been applied to all pari-mutuel commission and breakage revenues.

     PAYABLE TO HORSEPERSONS - The Minnesota Pari-Mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as statutory purses in the statements of operations), received from wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons' associations. Pursuant to an agreement with the MHBPA, the Company has transferred into a trust account or paid directly to the MHBPA, approximately $3,287,000 and $3,164,000 for the years ended December 31, 1997 and 1996, respectively, related to Thoroughbred races. Amounts due to the MHBPA are guaranteed by the Chairman of the Board. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company. The interest rates on any statutory purses accrued but not transferred into the trust were 8.50% and 8.25% at December 31, 1997 and 1996, respectively.

     SHORT-TERM BORROWINGS - The weighted average interest rates on short-term borrowings at December 31, 1997 and 1996 are 8.50% and 9.74%, respectively. The weighted average rates for 1997 and 1996 were 8.97% and 10.00%, respectively.

     INCOME TAXES - Prior to the completion of the Company's initial public offering of its common stock, the Company was taxed as a "small business corporation" under Subchapter S of the Internal Revenue Code. As a result, any income tax liability or benefit was being passed through to the individual shareholders and no income taxes payable or income tax expenses were recorded in the consolidated financial statements. Simultaneous with the Company's completion of the public offering of its common stock, the Company's Subchapter S election was terminated. A portion of the losses accumulated prior to the public offering is not available to offset future earnings. The Company currently accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, ACCOUNTING FOR INCOME TAXES.

     NET INCOME PER SHARE - Effective December 15, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share". The Statement requires the Company to present its net income per share in basic and diluted forms and to restate net income per share from prior periods to conform with the new statement. Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding.
     The Company's only potential common shares outstanding are stock options and warrants.

     IMPAIRMENT OF LONG-LIVED ASSETS - Management of the Company periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected future net cash flows. Should the sum of the related expected future net cash flows be less than the carrying value, management will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. To date, management has determined that no impairment of these assets exists.

2.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31:

                                                                1997                1996
     Land                                                 $  3,648,851        $  2,713,710
     Buildings and building improvements                     2,829,762           2,754,502
     Furniture and equipment                                 5,392,330           5,145,010
                                                          ------------        ------------
                                                            11,870,943          10,613,222
     Accumulated depreciation                               (2,809,738)         (1,981,468)
                                                          ------------        ------------
                                                          $  9,061,205        $  8,631,754
                                                          ------------        ------------
                                                          ------------        ------------

3.   INCOME TAXES

     A reconciliation between income taxes computed at the statutory federal income tax rate and the effective tax rate is as follows:

                                                                1997                1996
     Federal tax expense computed at statutory rate       $     50,000        $     25,000
     Decrease in valuation allowance                          (155,000)            (41,000)
     Nondeductible lobbying expense                             90,000              12,000
     State expense, net of federal impact                       24,000               6,000
     Other                                                        (600)             (2,000)
                                                          ------------        ------------
                                                          $      8,400        $          -
                                                          ------------        ------------
                                                          ------------        ------------

     Temporary differences, tax carryforwards and the valuation allowance at December 31 are as follows:

                                                                1997                1996
     Operating loss carryforward                          $    491,000        $    683,000
     Tax depreciation greater than book depreciation          (247,000)           (272,000)
     Organizational and start-up costs                          31,000              54,000
     Repairs capitalized                                        13,000              17,000
     Other                                                      59,000              20,000
     Valuation allowance                                      (347,000)           (502,000)
                                                          ------------        ------------
                                                          $          -        $          -
                                                          ------------        ------------
                                                          ------------        ------------

     The benefit of deferred tax assets has been offset by a valuation allowance at December 31, 1997 and 1996 because future realization is uncertain. At December 31, 1997, the Company has federal income tax net operating loss carryforwards of approximately $1,185,000 which expire in years 2009 through 2011.

4.   STOCKHOLDERS' EQUITY

     EMPLOYEE STOCK PURCHASE PLAN:

     On April 3, 1995, the Board of Directors adopted the 1995 Employee Stock Purchase Plan. The plan, which is open to all employees of the Company working more than 15 hours per week, commenced on April 15, 1995 and will continue for ten years. The plan consists of one-year phases. The phases commence on October 1 of each year. Under the terms of the plan, employees may set aside a portion of their payroll earnings to purchase shares of the Company's common stock at the lower of 85% of the fair market value of the shares on the commencement date of each phase or 85% of the fair market value on the termination date of each phase. The plan provides for the sale of up to 100,000 shares. The plan issued 14,966 and 7,011 shares in 1997 and 1996, respectively.

     STOCK OPTIONS:

     The Company has a stock option plan (the Stock Option Plan) which provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and nonemployees, including directors of and consultants to the Company and any subsidiary, to purchase up to a maximum of 500,000 shares of common stock. Options that are granted under the plan may be either options that qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (Incentive Stock Options), or those that do not qualify as Incentive Stock Options (Non-Qualified Stock Options). The plan is administered by the Board of Directors, or a committee designated by the Board, which determines the persons who are to receive awards under the plan, the type of award to be granted, the number of shares subject to each award and, if an option, the exercise price of each option. The plan also provides for formula grants of Non-Qualified Stock Options to nonemployee directors of the Company.

     Stock option activity related to the Plan during the years ended December 31, 1997 and 1996 is summarized below:

                                                              1997                                   1996
                                              ----------------------------------      ----------------------------------
                                                                     Weighted                                Weighted
                                                   Shares             Average             Shares              Average
                                                                  Exercise Price                          Exercise Price
                                              --------------      --------------      --------------      --------------
     Outstanding at beginning of year                184,000      $         2.58             117,000      $         2.90

     Granted                                         102,000                2.12              85,000                1.98
     Exercised                                       (21,500)               1.85             (15,000)               1.88
     Canceled                                         (1,000)               2.06              (3,000)               1.75
                                              --------------      --------------      --------------      --------------

     Outstanding at end of year                      263,500      $         2.47             184,000      $         2.58
                                              --------------      --------------      --------------      --------------
                                              --------------      --------------      --------------      --------------

     Options exercisable at end of year              221,750      $         2.54             155,000      $         2.74
                                              --------------      --------------      --------------      --------------
                                              --------------      --------------      --------------      --------------

     In addition to options granted under the plan, in June 1994 the Company issued options to purchase 73,000 shares of common stock to certain individuals who were instrumental in assisting the Company commence operations. The 72,000 options currently outstanding are exercisable at $3.00 per share and expire in August 1999.

In 1997, the Company issued an option to purchase 50,000 shares of common stock at an exercise price of $3.75 per share, for consulting services. The option was valued at $88,176, of which $66,132 was recognized in the 1997 statement of operations. The option expires March 31, 2000.

The Company also issued an option to purchase 12,500 shares of common stock at an exercise price of $3.25 per share, to a Board member for consulting services. The option was valued at $19,926, all of which was recognized in the 1997 statement of operations, and expires in 21 months.

In 1994, the Chairman of the Board was granted an option (which expires in May
1998) to purchase 51,825 shares at $2.64 per share.

At December 31, 1997, the weighted average remaining contractual life of all options was 63 months, and the range of exercise prices was $1.75 to $4.00.

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

                                                 1997                1996
                                             ----------          ----------
Net Income (Loss):
    As reported                              $  135,788          $   71,149
    Pro forma                                   (71,022)            (43,622)

Basic Earnings (Loss) Per Share:
    As reported                              $      .05          $      .02
    Pro forma                                      (.02)               (.01)

Diluted Earnings (Loss) Per Share:
    As reported                              $      .04          $      .02
    Pro forma                                      (.02)               (.01)

The fair value of options granted under the Stock Option Plan during 1997 and 1996 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

                                                 1997                1996
                                             ----------          ----------
Dividend yield                                     None                None
Expected volatility                                 85%                 88%
Risk-free interest rate                           6.56%               5.86%
Expected life of option                         120 mo.             120 mo.
Fair value of options on grant date          $  214,931          $  130,722

     WARRANTS:

     In 1994, the Company issued warrants to purchase 400,000 shares of common stock to the Company's founders in consideration for services performed. The warrants expire in August 1998 and are exercisable at $4.00 per share. Also, there are currently outstanding warrants to purchase 1,437,300 shares of common stock related to the initial public offering which are exercisable at $4.88 per share and expire in August 1998.

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


5.   EARNINGS PER SHARE

                                             Year Ended December 31, 1997                 Year Ended December 31,1996
                                      ------------------------------------------   ------------------------------------------
                                           Income        Shares       Per Share        Income         Shares       Per Share
                                        (Numerator)  (Denominator)      Amount       (Numerator)  (Denominator)      Amount
                                      ------------   ------------   ------------   ------------   ------------   ------------
Net Income                            $    135,788                                 $     71,149
                                      ------------                                 ------------
                                      ------------                                 ------------

BASIC EPS
Income available
  to common
  stockholders                             135,788      2,976,961   $        .05         71,149      2,949,392   $        .02
                                      ------------                  ------------   ------------                  ------------
                                      ------------                  ------------   ------------                  ------------

EFFECT OF DILUTIVE
SECURITIES
Stock options                                             114,932                                       37,906
                                                     ------------                                 ------------
DILUTED EPS
Income available
  to common stock-
  holders                             $    135,788      3,091,893   $        .04   $     71,149      2,987,298   $        .02
                                      ------------   ------------   ------------   ------------   ------------   ------------
                                      ------------   ------------   ------------   ------------   ------------   ------------


     Options to purchase 103,000 shares of common stock at a weighted average exercise price of $3.88 per share were outstanding during 1997 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.
     The options which expire in an average of 43 months were still outstanding at the end of year 1997. In addition, 1,962,300 warrants were excluded because the weighted average exercise price of $4.70 was greater than the average market price of the common shares. The warrants expire in August 1998.

6.   LINE OF CREDIT

     At December 31, 1997 and 1996, the Company had a $3,000,000 line of credit arrangement with the Chairman of the Board, of which $1,651,942 and $1,609,754, respectively, were outstanding. The interest rate for borrowings under the line of credit is the prime rate at December 31, 1997. The line of credit may be canceled on 90 days notice. Interest charged to operations under this line of credit was approximately $112,000 and $194,000 for the periods ended December 31, 1997 and 1996, respectively.

7.   OPERATING LEASES AND COMMITMENTS

     The Company leased certain copying equipment under an operating lease which required monthly payments of $5,500. This lease expired in May 1996. Rental expense charged to operations was approximately $27,500 for the year ended December 31, 1996.

     In addition, the Company entered into a five-year totalizator services agreement with Autotote Systems, Inc. (Autotote) in May 1994. Pursuant to the agreement, Autotote provides totalizator equipment and computer programs which record and process all wagers and calculate the odds and payoffs. For such services, Autotote receives a fee of approximately .35% of the gross monies wagered. Amounts charged to operations under this agreement for the years ended December 31, 1997 and 1996 were approximately $311,000 and $291,000, respectively. During the 1997 and1996 live race meets, Autotote provided uplink services which enabled the Company to simulcast horse races held at Canterbury Park to out-of-state racetracks. These services resulted in an amount charged to operations in 1997 and 1996 of approximately $95,000 and $102,000, respectively. A director of the Company is the regional sales manager of Autotote.

8.   CONTINGENCIES

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

9.   RELATED-PARTY TRANSACTIONS

     The president/director and two other directors have guaranteed performance by the Company under a $500,000 bond issued to the Minnesota Racing Commission.

     In 1997 and 1996, the Company paid $50,000 and $40,000, respectively, to a Board member for advertising and marketing services provided to the Company. This Board member was also granted 12,500 stock options (refer to Note 4).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.


                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          Information required under this item with respect to the directors will be set forth in a section captioned "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 4, 1998 (the "1998 Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of the close of the 1997 fiscal year, which information is incorporated herein by reference. Information regarding executive officers is presented under Item 1 herein.

ITEM 10.  EXECUTIVE COMPENSATION

          Information required under this item will be set forth in a section entitled "Executive Compensation" in the Company's 1998 Proxy Statement which information is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information required under this item will be set forth in a section entitled "Shareholdings of Principal Shareholders and Management" in the Company's 1998 Proxy Statement which information is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information required under this item will be set forth in a section entitled "Certain Transactions" in the Company's 1998 Proxy Statement which information is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. See Exhibit Index at page 32 which is incorporated herein by reference. Exhibits that cover management contracts or compensatory plans or arrangements are marked with an asterisk (*) on the Exhibit Index.

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fourth quarter of 1997.

                                      SIGNATURES
                                      ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 24, 1998                  CANTERBURY PARK HOLDING CORPORATION


                                   By   /s/ Randall D. Sampson
                                        ----------------------------------------
                                        Randall D. Sampson
                                        President and Chief Executive Officer

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


     Signature                               Title                         Date
     ---------                               -----                         ----
/s/ Curtis A. Sampson                   Chairman of the Board         March 24, 1998
------------------------------
Curtis A. Sampson


/s/ Dale H. Schenian                    Director; Vice Chairman       March 24, 1998
------------------------------
Dale H. Schenian


/s/ Randall D. Sampson                  Chief Executive Officer,      March 24, 1998
------------------------------          President*, General Manager,
Randall D. Sampson                      Treasurer and Director


/s/ Brian C. Barenscheer                Director                      March 24, 1998
------------------------------
Brian C. Barenscheer


/s/ Gibson Carothers                    Director                      March 24, 1998
------------------------------
Gibson Carothers


/s/ Terence McWilliams                  Director                      March 24, 1998
------------------------------
Terance McWilliams


/s/ Carin Offerman                      Director                      March 24, 1998
------------------------------
Carin Offerman

*Chief Financial Officer and Chief Accounting Officer.

                  CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

                                   Exhibit Index To
                   Form 10-KSB for the Year Ended December 31, 1997


Regulation S-B                                                                  Location in Consecutive Numbering
Exhibit Table                                                                   System as Filed with the Securities
 Reference          Title of Document                                           and Exchange Commission
--------------      -------------------------------------------------------     ----------------------------------------------------
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

   10.2             Restated Stock Purchase Agreement                           Filed as Exhibit 10.2 to the SB-2 Registration
                                                                                Statement and incorporated herein by reference.

   10.3             Letter dated April 4, 1994 from the Minnesota               Filed as Exhibit 10.3 to the SB-2 Registration
                    Horsemen's Benevolent and Protective Association, Inc.      Statement and incorporated herein by reference.
                    to Minnesota Racing Commission waiving 125 day
                    racing minimum

   10.4             Totalizator Services Agreement dated May 2, 1994            Filed as Exhibit 10.4 to the SB-2 Registration
                    between Autotote Systems, Inc. and Canterbury Park          Statement and incorporated herein by reference.
                    Holding Corporation.

   10.5             Stock Option Plan, as amended*                              Filed as Exhibit 4.1 to the Registration Statement
                                                                                on Form S-8 of the Company filed on August 28, 1997
                                                                                (File No. 333-34509) and incorporated herein by
                                                                                reference.

   10.6             Form of Non-qualified Stock Option Agreement                Filed as Exhibit 10.6 to the SB-2 Registration
                                                                                Statement and incorporated herein by reference.

* Denotes an exhibit that covers management contracts or compensatory plans or arrangements.


Regulation S-B                                                                  Location in Consecutive Numbering
Exhibit Table                                                                   System as Filed with the Securities
 Reference          Title of Document                                           and Exchange Commission
--------------      -------------------------------------------------------     ----------------------------------------------------
   10.7             Curtis A. Sampson Guaranty to HRA                           Filed as Exhibit 10.7 to the SB-2 Registration
                                                                                Statement and incorporated herein by reference.

   10.8             Form of Founders' Warrants                                  Filed as Exhibit 10.8 to the SB-2 Registration
                                                                                Statement and incorporated herein by reference.

   10.9             Curtis A. Sampson Warrant                                   Filed as Exhibit 10.9 to the SB-2 Registration
                                                                                Statement and incorporated herein by reference.

  10.10             Line of Credit Agreement dated as of June 17, 1994          Filed as Exhibit 10.10 to the SB-2 Registration
                    between Canterbury Park Holding Corporation and             Statement and incorporated herein by reference.
                    Curtis A. Sampson

  10.11             Stock Purchase Savings Plan                                 Filed as Exhibit 10.11 to Form 10-KSB for the
                                                                                fiscal year ended December 31, 1997 and incorporated
                                                                                herein by reference.

  10.12             Compensatory Employee and Advisor Stock Plan                Filed as Exhibit 4.2 to the Registration Statement
                                                                                on Form S-8 of the Company filed on August 28, 1997
                                                                                (File No. 333-34509) and incorporated herein by
                                                                                reference.

  10.13             Stock Option Plan for Non-Employee Consultants              Filed as Exhibit 4.3 to the Registration Statement
                    and Advisors                                                on Form S-8 of the Company filed on August 28, 1997
                                                                                (File No. 333-34509) and incorporated herein by
                                                                                reference.

     21             Subsidiary of the Registrant                                Filed herewith at page 34.

     23             Independent Auditors' Consent                               Filed herewith at page 35.

     24             Power of Attorney                                           Included in signature page at page 31.

The exhibits referred to in this Exhibit will be supplied to a shareholder at a charge of $.25 per page upon written request directed to Canterbury Park Holding Corporation at the executive offices of the Company.