Form 10QSB
period 1998-03-31
CANTERBURY PARK HOLDING CORP
filed 1998-05-14
CIK 926761

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-QSB


(Mark One)

 XXX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

 ___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO__________.

                         Commission File Number 0-24554

                       Canterbury Park Holding Corporation
          ------------------------------------------------------------
           (Exact name of business issuer as specified in its charter)


           Minnesota                                     41-1775532
   --------------------------------                 -------------------
    (State or other jurisdiction of                   (IRS Employer
   incorporation or organization)                    Identification No.)


 1100 Canterbury Road, Shakopee, Minnesota           55379
 --------------------------------------------   ---------------
    (Address of principal executive offices)      (Zip Code)


                            (612) 445-7223
                         ---------------------------
                         (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

The Company had 3,001,848 shares of common stock, $.01 par value per share, outstanding as of May 11, 1998.

                    Canterbury Park Holding Corporation

                                   INDEX

                                                                           Page
                                                                           ----
PART 1.   FINANCIAL INFORMATION

      Item 1. FINANCIAL STATEMENTS

              Consolidated Balance Sheets as
              of March 31, 1998 and December 31, 1997. . . . . . . . . . . . 3

              Consolidated Statements of Operations for the periods ended
              March 31, 1998 and 1997. . . . . . . . . . . . . . . . . . . . 4

              Consolidated Statements of Cash Flows for the periods ended
              March 31, 1998 and 1997. . . . . . . . . . . . . . . . . . . . 5

              Notes to Consolidated Financial Statements . . . . . . . . . . 6

      Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . . . . . . . . 8


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .11

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .11


CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997
-------------------------------------------------------------------------------


                                                                            MARCH 31,        DECEMBER 31,
                                                                               1998             1997
                                                                          -----------        -----------
 ASSETS

 CURRENT ASSETS
      Cash                                                                $   228,284         $  364,214
      Accounts receivable, net of allowance for uncollectible accounts        162,227            185,468
      Inventory                                                                83,128             76,657
      Deposits                                                                 20,000             20,000
      Prepaid expenses                                                        145,121            106,381
                                                                          -----------        -----------
                Total current assets                                          638,760            752,720

 PROPERTY AND EQUIPMENT, net of accumulated depreciation
      of $3,030,172 and $2,809,738, respectively                            8,871,034          9,061,205

 INTANGIBLE ASSETS, net of accumulated amortization of
      $16,186 and $14,875, respectively                                         8,183              9,494
                                                                          -----------        -----------
                                                                          $ 9,517,978         $9,823,419
                                                                          -----------        -----------
                                                                          -----------        -----------

 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
      Accounts payable                                                    $   880,293         $  715,062
      Accrued wages and payroll taxes                                         174,962            200,942
      Accrued interest                                                         77,666            103,184
      Advance from MHBPA                                                      352,840            709,573
      Advance from shareholder (Note 2)                                       917,443          1,651,942
      Accrued property taxes                                                  391,088            305,032
      Payable to other horsepersons                                            54,733             14,923
                                                                          -----------        -----------
                Total current liabilities                                   2,849,025          3,700,658

 COMMITMENTS AND CONTINGENCIES (Note 3)

 STOCKHOLDERS' EQUITY
      Common stock, $.01 par value, 10,000,000 shares authorized,
        2,998,848 shares issued and outstanding                                29,989             29,989
      Additional paid-in capital                                            8,061,875          8,061,875
      Unearned compensation                                                                      (22,044)
      Accumulated deficit                                                  (1,422,911)        (1,947,059)
                                                                          -----------        -----------
                 Total stockholders' equity                                 6,668,953          6,122,761
                                                                          -----------        -----------
                                                                          $ 9,517,978         $9,823,419
                                                                          -----------        -----------
                                                                          -----------        -----------

 See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
PERIODS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)
-------------------------------------------------------------------------------


                                                              THREE MONTHS ENDED     THREE MONTHS ENDED
                                                                MARCH 31, 1998         MARCH 31, 1997
 OPERATING REVENUES:
      Pari-mutuel                                             $ 2,732,019             $ 2,746,646
      Concessions                                                 413,870                 401,650
      Admissions and parking                                       54,108                  59,301
      Programs and racing forms                                   123,319                 131,089
      Other operating revenue                                     190,403                  61,881
                                                              -----------             -----------
                                                                3,513,719               3,400,567

 OPERATING EXPENSES:
      Pari-mutuel expenses
           Statutory purses                                       255,719                 250,467
           Host track fees                                        457,715                 457,735
           Pari-mutuel taxes                                       21,720                  11,736
           Minnesota breeders' fund                               143,948                 142,566
      Salaries and benefits                                       785,477                 709,467
      Cost of concession sales                                    102,863                 118,127
      Cost of publication sales                                   133,299                 152,794
      Depreciation and amortization                               222,088                 208,060
      Utilities                                                   148,894                 157,893
      Repairs, maintenance and supplies                           104,742                  98,170
      Property taxes                                               86,056                  96,631
      Advertising and marketing                                    88,721                  94,641
      Other operating expenses                                    397,580                 345,247
                                                              -----------             -----------
                                                                2,948,822               2,843,534

 NONOPERATING (EXPENSES) REVENUES:
      Interest  expense                                           (40,749)                (41,316)
      Other, net                                                                                3
                                                              -----------             -----------
                                                                  (40,749)                (41,313)
                                                              -----------             -----------
 INCOME BEFORE INCOME TAX EXPENSE                                 524,148                 515,720

 INCOME TAX EXPENSE (Note 1)
                                                              -----------             -----------
 NET INCOME                                                   $   524,148             $   515,720
                                                              -----------             -----------
                                                              -----------             -----------

 BASIC NET INCOME PER COMMON SHARE (Note 1)                   $       .17             $       .17
                                                              -----------             -----------
                                                              -----------             -----------
 DILUTED NET INCOME PER COMMON SHARE (Note 1)                 $       .17             $       .17
                                                              -----------             -----------
                                                              -----------             -----------



See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)
--------------------------------------------------------------------------------


                                                                   THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                     MARCH 31, 1998          MARCH 31, 1997
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                      $    524,148             $    515,720
      Adjustments to reconcile net income to net cash
         provided by operations:
           Depreciation and amortization                                   222,088                  208,060
           Stock options issued for consulting services                     22,044
           Decrease (increase) in accounts receivable                       23,241                 (139,192)
           Increase in other current assets                                (45,211)                 (27,208)
           Increase in accounts payable and accrued expenses               179,061                   59,908
           Decrease in accrued interest                                    (25,518)                 (39,183)
           Increase in accrued property taxes                               86,056                   96,631
                                                                      ------------             ------------
              Net cash provided by operations                              985,909                  674,736

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property and equipment                                  (31,080)                 (62,903)
      Proceeds from sale of property and equipment, net                        473                   31,191
                                                                      ------------             ------------
              Net cash used in investing activities                        (30,607)                 (31,712)

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock                                                         10,813
      (Payment on) proceeds from advance from MHBPA, net                  (356,733)                 112,531
      Payment on advance from shareholder, net                            (734,499)                (770,683)
                                                                      ------------             ------------
              Net cash used in financing activities                     (1,091,232)                (647,339)
                                                                      ------------             ------------
 NET DECREASE IN CASH                                                     (135,930)                  (4,315)

 CASH AT BEGINNING OF PERIOD                                               364,214                  296,671
                                                                      ------------             ------------
 CASH AT END OF PERIOD                                                $    228,284              $   292,356
                                                                      ------------             ------------
                                                                      ------------             ------------

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)
-------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The summary of significant accounting policies is included in the notes to consolidated financial statements in the 1997 Annual Report on Form 10-KSB.

     INCOME TAXES - Income tax expense is computed by applying the estimated annual effective tax rate to the year-to-date income.
     For the periods ending March 31, 1998 and 1997, income tax expense of approximately $222,000 and $220,000, respectively, is offset by a reduction in the valuation allowance recorded on the deferred tax asset related to the Company's net operating loss carryforward.

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

     UNAUDITED FINANCIAL STATEMENTS - The consolidated balance sheet as of March 31, 1998, the consolidated statements of operations for the three months ended March 31, 1998 and 1997, the consolidated statements of cash flows for the three months ended March 31, 1998 and 1997, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.

     RECLASSIFICATION - Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the presentation adopted in the 1998 consolidated financial statements. The reclassifications had no effect on stockholders' equity and net income as previously reported.

2.   RELATED-PARTY TRANSACTIONS

     At March 31, 1998, the Company had a $3,000,000 line of credit arrangement with the Company's majority shareholder, of which $917,443 was outstanding. The interest rate for borrowings under the line of credit was the prime rate. The line of credit may be canceled on 90 days notice. Management believes that funds available under this line of credit, or any other line of credit which replaces it, along with funds generated from simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 1998. If the line of credit is not replaced, the Company's majority shareholder has agreed not to terminate the line of credit prior to March 31, 1999.

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

4.   CURRENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130), which establishes standards for the reporting of comprehensive income and its components. Comprehensive income is defined as the change in equity during the period from transactions and other events and circumstances from non-owner sources. Implementation of SFAS 130 did not have a material effect on the Company's financial statements.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

     Canterbury Park Holding Corporation (the "Company") owns and operates Canterbury Park (the "Racetrack"), the only pari-mutuel horse racing facility in the State of Minnesota. The Company's revenues for the period from January 1, 1998 to March 31, 1998 and January 1, 1997 to March 31, 1997 were derived primarily from pari-mutuel take-out on races simulcast to Canterbury Park from racetracks throughout the country. In 1998 the Company intends to conduct approximately 364 simulcast racing days. In addition, the Company plans to conduct 55 days of live racing at the Racetrack from May 16, 1998 to September 7, 1998. During live race meets, the Company earns pari-mutuel take-out on live Thoroughbred, Quarter Horse and Harness races at the Racetrack. The Company earns additional pari-mutuel revenue from broadcasting its live races to out-of-state racetracks around the country.

     In addition to pari-mutuel revenues, the Company generates revenues from admissions, parking, publication sales, concessions, advertising, special events and other sources.

     Legislation enacted on April 11, 1996, which repealed the pari-mutuel tax on the first $12 million of handle in a 12-month period and allowed the Company to retain uncashed winning tickets, has favorably impacted operating results since the third quarter of 1996. This 1996 legislation contained a sunset on these benefits in 1999. The 1998 Omnibus tax bill, passed in the recently completed session of the Minnesota legislature and signed into law April 21st, contained a provision that removes the 1999 sunset and makes the 1996 legislative changes permanent.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997:

     During the first three months of 1998 the Company conducted 90 simulcast racing days compared to 84 days in 1997. Total wagering handle for the quarters ended March 31, 1998 and 1997 was $13,366,505 and $13,327,955, respectively.
Total attendance for the periods ending March 31, 1998 and 1997 was 41,657 and 41,122, respectively, resulting in an average of 463 and 490 patrons per simulcast day, respectively, and per-patron wagering of $321 and $324, respectively.

     Pari-mutuel revenue or "take-out" (gross wagering after deducting statutorily mandated amounts from the handle to be paid to winning bettors) for the periods ending March 31, 1998 and 1997 was $2,697,412 and $2,672,324, respectively. Total pari-mutuel expenses including state pari-mutuel taxes, contributions to the Minnesota Breeders' Fund, statutory purses and host fees were $879,102 and $862,504 for the periods ending March 31, 1998 and 1997, respectively. The Company has applied an estimated annual effective tax rate to the pari-mutuel take-out generated from July 1, 1997 through March 31, 1998.

     Other operating revenue increased 208% to approximately $190,000 for the three months ended March 31, 1998 from approximately $62,000 for the three months ended March 31, 1997 due primarily to rental revenues generated by leasing unused areas of the racetrack grounds for vehicle storage. Revenues generated from leasing the building for special events also increased during the first quarter of 1998 compared to 1997.

     Operating expenses (excluding pari-mutuel expenses) increased by approximately $89,000, or 4.50%, compared to 1997. The increase is attributable primarily to higher salary and benefit expenses related to the hiring of additional customer service staff as the Company continues to focus on enhancements in this department, and to upgrade facility maintenance programs to the levels required to minimize long term costs to the Company.

     Net income was $524,148 for the three months ended March 31, 1998 compared to $515,720 in 1997. There is no estimated income tax expense for the three months ended March 31, 1998 because management does not anticipate taxable income for the year ended December 31, 1998 to exceed the net operating loss carryforward of $1,185,000 available at December 31, 1997. In addition, due to the seasonality of purse expense and to the additional expenses that will be incurred in connection with live racing, the Company does not expect to generate operating profits during the second or third quarters of fiscal year 1998.

LIQUIDITY AND CAPITAL RESOURCES:

     During the period January 1, 1998 through March 31, 1998, cash provided by operating activities was $985,909, which resulted principally from net income of $524,148, depreciation and amortization of $222,088, an increase in accounts payable and accrued expenses of $179,061 and an increase in accrued property taxes of $86,056. Cash provided by operating activities for the three months ended March 31, 1997 of $674,736 resulted primarily from net income of $515,720 and depreciation and amortization of $208,060.

     Cash used in financing activities during the first three months of 1998 consists of payments totaling $734,499, reducing the Company's line of credit with Mr. Curtis Sampson, the Company's Chairman of the Board. In addition, the advance to the Minnesota Horsemens Benevolent and Protective Association ("MHBPA") was reduced by $356,733. Cash used in financing activities for the three months ended March 31, 1997 primarily consisted of payments on the advance from shareholder of $770,683, partially offset by an increase in the advance to MHBPA of $112,531.

     Net cash used in investing activities for the first quarter of 1998 results primarily from acquisitions of equipment of $31,080, compared to investments in building improvements of $62,903 during the first quarter of 1997. The 1997 investments were partially offset by proceeds received upon the sale of excess video equipment of $31,191.

     The Company is required by statute to segregate a portion of funds received from wagering on simulcast and live horse races for future payment as purses for live horse races at the Racetrack or other uses of Minnesota's horsepersons' association. Pursuant to an agreement with the MHBPA, during the three months ended March 31, 1998 and 1997, the Company has transferred into a trust account or paid directly to the MHBPA approximately $600,000 and $200,000 respectively. At March 31, 1998, the Company had an additional liability to MHBPA of $352,840. This liability will be paid in 1998 including interest earned at the prime lending rate, in accordance with the agreement.

     The Company believes that the funds to be generated from operations together with funds available under its $3,000,000 line of credit with Mr. Sampson will be sufficient to satisfy its liquidity and capital resource requirements for the next twelve months. The Company anticipates that it may pay down a portion of the borrowings under the line of credit with funds generated from operations and borrow additional amounts under the line of credit as funds are needed for working capital purposes. The Company has agreed in principal to a loan agreement with an institutional lender to replace the line of credit with Mr. Sampson. The loan arrangement is expected to be finalized during the second quarter of 1998. Mr. Sampson has advised the Company that he will keep his line of credit in place until March 31, 1999 or until completion of the lending arrangement with the lender. As of May 11, 1998, borrowings under the line of credit were approximately $906,000.

OPERATING PLAN:

     The Company plans a live race meet in 1998 which will consist of a 24-day mixed meet of Thoroughbred and Quarter Horse racing, a 28-day Thoroughbred-only meet, and three days of live harness racing over the Labor Day weekend.

     The Company's ability to operate profitably in 1998 will largely depend on its ability to maintain levels of attendance and wagering handle for live and simulcast racing at levels similar to 1997. The Company will also need to maintain operating expenses at levels similar to 1997. In addition, the Company continues to emphasize the expansion of special events in order to maximize the potential of the facility year-round.

     As previously mentioned, the legislative changes enacted in 1996 have been made permanent effective April 21, 1998. The permanent extension of these tax law changes provides Management with the foundation upon which to make long-term plans for the Company.

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

                                      PART II
                                 OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          None

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          As previously reported on Form SR, the Company conducted an initial public offering of units on August 18, 1994 which consisted of 1,437,500 shares of common stock and 1,437,500 redeemable warrants. Each redeemable warrant entitles the holder thereof to purchase one share of common stock at $4.875 per share for a period of four years from the date of issuance. Substantially all of the warrants remain outstanding as of the date of this filing.

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

                         Canterbury Park Holding Corporation

Dated:  May 11, 1998     /s/ Randall D. Sampson
                         ------------------------------------------
                         Randall D. Sampson,
                         President, Chief Executive Officer and Treasurer