Form 10QSB
period 1998-06-30
CANTERBURY PARK HOLDING CORP
filed 1998-08-14
CIK 926761

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                    FORM 10-QSB


(Mark One)

XXX   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

--- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO__________.

                           Commission File Number 0-24554
                                                  -------

                        Canterbury Park Holding Corporation
          ---------------------------------------------------------------
            (Exact name of business issuer as specified in its charter)


              Minnesota                                   41-1775532
   -------------------------------                   ----------------------
   (State or other jurisdiction of                        (IRS Employer
    incorporation or organization)                     Identification No.)


   1100 Canterbury Road, Shakopee, Minnesota     55379
   -----------------------------------------   ------------
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

The Company had 3,001,848 shares of common stock, $.01 par value per share, outstanding as of August 11, 1998.

                        Canterbury Park Holding Corporation

                                       INDEX

                                                                      Page
                                                                      ----
PART 1.   FINANCIAL INFORMATION

          Item 1.   FINANCIAL STATEMENTS

                    Consolidated Balance Sheets as of
                    June 30, 1998 and December 31, 1997. . . . . . . . . .3

                    Consolidated Statements of Operations for the
                    periods ended June 30, 1998 and 1997 . . . . . . . . .4

                    Consolidated Statements of Cash Flows
                    for the periods ended June 30, 1998 and 1997 . . . . .5

                    Notes to Consolidated Financial Statements . . . . . .6

          Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . . . .8


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . 13

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                 CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                                                                 June 30,             December 31,
                                                                                  1998                    1997
ASSETS

CURRENT ASSETS
     Cash                                                                      $   395,422            $   364,214
     Accounts receivable, net of allowance for uncollectible accounts              546,335                185,468
     Inventory                                                                     113,155                 76,657
     Deposits                                                                       20,000                 20,000
     Prepaid expenses                                                              198,034                106,381
                                                                               -----------            -----------
               Total current assets                                              1,272,946                752,720

PROPERTY AND EQUIPMENT, net of accumulated depreciation
     of $3,256,714 and $2,809,738, respectively                                  8,786,395              9,061,205

INTANGIBLE ASSETS, net of accumulated amortization of
     $17,497 and $14,875, respectively                                               6,872                  9,494
                                                                               -----------            -----------
                                                                               $10,066,213            $ 9,823,419
                                                                               -----------            -----------
                                                                               -----------            -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                          $ 1,518,581            $   715,062
     Accrued wages and payroll taxes                                               447,724                200,942
     Accrued interest                                                               86,420                103,184
     Advance from MHBPA                                                            706,947                709,573
     Advance from shareholder (Note 2)                                                                  1,651,942
     Borrowings under credit agreement                                             510,364
     Accrued property taxes                                                        319,729                305,032
     Payable to horsepersons                                                       124,993                 14,923
                                                                               -----------            -----------
               Total current liabilities                                         3,714,758              3,700,658

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value, 10,000,000 shares authorized,
           3,001,848 and 2,998,848, respectively, shares issued and
           outstanding                                                              30,019                 29,989
     Additional paid-in capital                                                  8,067,407              8,061,875
     Unearned compensation                                                                                (22,044)
     Accumulated deficit                                                        (1,745,971)            (1,947,059)
                                                                               -----------            -----------
               Total shareholders' equity                                        6,351,455              6,122,761
                                                                               -----------            -----------
                                                                               $10,066,213            $ 9,823,419
                                                                               -----------            -----------
                                                                               -----------            -----------

 See notes to consolidated financial statements.

                 CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
PERIODS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
-------------------------------------------------------------------------------


                                                  Three Months     Three Months      Six Months          Six Months
                                                     Ended            Ended            Ended               Ended
                                                 June 30, 1998    June 30, 1997    June 30, 1998       June 30, 1997
 OPERATING REVENUES:
      Pari-mutuel                                  $4,263,175       $4,247,838       $6,995,194          $6,994,484
      Concessions                                     765,172          763,699        1,179,042           1,165,349
      Admissions and parking                          206,489          237,726          260,597             297,027
      Programs and racing forms                       241,309          261,406          364,628             392,495
      Other operating revenue                         397,853          115,312          588,256             177,193
                                                   ----------       ----------       ----------          ----------
                                                    5,873,998        5,625,981        9,387,717           9,026,548

 OPERATING EXPENSES:
      Pari-mutuel expenses
           Statutory purses                         1,367,087        1,342,139        1,622,806           1,592,606
           Host track fees                            519,091          527,173          976,806             984,908
           Pari-mutuel taxes                            7,417            9,250           29,137              20,986
           Minnesota breeders' fund                   213,532          211,565          357,480             354,131
      Salaries and benefits                         1,503,868        1,479,539        2,289,345           2,189,006
      Cost of concession sales                        263,096          226,471          365,959             344,598
      Cost of publication sales                       260,264          288,463          393,563             441,257
      Depreciation and amortization                   228,320          215,206          450,408             423,266
      Utilities                                       188,819          158,110          337,713             316,003
      Repairs, maintenance and supplies               263,497          218,884          368,239             317,054
      Property taxes                                  105,652           93,510          191,708             190,141
      Advertising and marketing                       497,558          459,263          586,279             553,904
      Other operating expenses                        750,648          745,482        1,148,228           1,090,729
                                                   ----------       ----------       ----------          ----------
                                                    6,168,849        5,975,055        9,117,671           8,818,589

 NONOPERATING (EXPENSES)
   REVENUES:
      Interest  expense                               (29,428)         (29,242)         (70,177)            (70,558)
      Other, net                                        1,219              550            1,219                 553
                                                   ----------       ----------       ----------          ----------
                                                      (28,209)         (28,692)         (68,958)            (70,005)
                                                   ----------       ----------       ----------          ----------

 (LOSS) INCOME BEFORE INCOME TAX                     (323,060)        (377,766)         201,088             137,954

 INCOME TAX  (Note 1)
                                                   ----------       ----------       ----------          ----------

 NET (LOSS) INCOME                                 $ (323,060)      $ (377,766)      $  201,088          $  137,954
                                                   ----------       ----------       ----------          ----------
                                                   ----------       ----------       ----------          ----------

 BASIC NET (LOSS) INCOME PER
      COMMON SHARE  (Note 1)                       $     (.11)      $     (.13)      $      .07          $      .05
                                                   ----------       ----------       ----------          ----------
                                                   ----------       ----------       ----------          ----------

 DILUTED NET (LOSS) INCOME  PER
      COMMON SHARE  (Note 1)                       $     (.11)      $     (.13)      $      .07          $      .05
                                                   ----------       ----------       ----------          ----------
                                                   ----------       ----------       ----------          ----------

See notes to consolidated financial statements.

                  CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)

--------------------------------------------------------------------------------

                                                                               Six Months            Six Months
                                                                                  Ended                 Ended
                                                                              June 30, 1998         June 31, 1997
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                $   201,088           $   137,954
     Adjustments to reconcile net  income (loss) to net cash
       provided by operations:
         Depreciation and amortization                                             450,408               423,266
         Stock options issued for consulting services                               22,044
         Increase in accounts receivable                                          (360,867)              (82,927)
         Increase in other current assets                                         (128,151)             (155,990)
         Increase in accounts payable and accrued expenses                       1,160,371             1,009,895
         Decrease in accrued interest                                              (16,764)              (70,500)
         Increase in accrued property taxes                                         14,697                 3,122
                                                                               -----------           -----------
           Net cash provided by operations                                       1,342,826             1,264,820


CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                          (173,568)             (331,642)
     Proceeds from sale of property and equipment, net                                 592                50,717
     Additions to intangible assets                                                                       (1,668)
                                                                               -----------           -----------
          Net cash used in investing activities                                   (172,976)             (282,593)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                          5,562                19,562
     (Payment on) proceeds from advance from MHBPA, net                             (2,626)              236,539
     Payments on advance from shareholder, net                                  (1,651,942)           (1,102,355)
     Proceeds from borrowings under credit agreement, net                          510,364
                                                                               -----------           -----------
           Net cash used in financing activities                                (1,138,642)             (846,254)

NET INCREASE IN CASH                                                                31,208               135,973

CASH AT BEGINNING OF PERIOD                                                        364,214               296,671
                                                                               -----------           -----------
CASH AT END OF PERIOD                                                          $   395,422           $   432,644
                                                                               -----------           -----------
                                                                               -----------           -----------


See notes to consolidated financial statements.

                  CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
-------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The summary of significant accounting policies is included in the notes to consolidated financial statements in the 1997 Annual Report on form 10-KSB.

     INCOME TAXES - Income tax expense is computed by applying the estimated annual effective tax rate to the year-to-date income (if any). For the six month periods ending June 30, 1998 and 1997, income tax expense of approximately $99,000 and $92,000, respectively, is offset by a reduction in the valuation allowance recorded on the deferred tax asset related to the Company's net operating loss carryforward.

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

     UNAUDITED FINANCIAL STATEMENTS - The consolidated balance sheet as of June 30, 1998, the consolidated statements of operations for the three and six months ended June 30, 1998 and 1997, the consolidated statements of cash flows for the six months ended June 30, 1998 and 1997, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.

     RECLASSIFICATION - Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the presentation adopted in the 1998 consolidated financial statements. The reclassifications had no effect on stockholders' equity and net income or loss as previously reported.

2.   RELATED-PARTY TRANSACTIONS

     The Company entered into a general credit and security agreement with Bremer, a financial institution located in South Saint Paul, Minnesota on June 3, 1998. The commercial revolving credit line provides for maximum advances of $2,250,000 with interest at the prime rate (8.50%) at June 30, 1998. On June 11, 1998, the Company paid off its line of credit balance with the Company's majority shareholder, of which $899,679 was outstanding.

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

                        MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

     Canterbury Park Holding Corporation (the "Company") owns and operates Canterbury Park, the only pari-mutuel horse racing facility in the State of Minnesota (the "Racetrack"). The Company's revenues for the periods from January 1, 1998 to June 30, 1998 and January 1, 1997 to June 30, 1997 were derived primarily from pari-mutuel take-out on races simulcast to Canterbury Park from racetracks throughout the country during 157 days of simulcast racing and from 24 days of live and simulcast racing conducted at Canterbury Park. In 1998 the Company intends to conduct approximately 364 simulcast racing days. In addition, from May 16 through August 16, 1998 the Company is conducting its 1998 55-day live race meet featuring thoroughbred and quarter horse racing. The Company will host three days of live harness racing over the 1998 Labor Day weekend. During live race meets, the Company earns pari-mutuel take-out on live thoroughbred, quarter horse and standardbred harness races at the Racetrack.
The Company earns additional pari-mutuel revenue from broadcasting its live races to out-of-state racetracks around the country.

     In addition to pari-mutuel revenues, the Company generates revenues from admissions, parking, publication sales, concessions, special events, advertising and other sources.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997:

     Total operating revenues increased approximately 4% during the six months ended June 30, 1998, compared to the six months ended June 30, 1997 and 4.4% for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. Other operating revenues increased 232% and 245% for the six month and three month periods ended June 30, 1998, respectively, due to increased space rental revenues generated by leasing underutilized areas of the Racetrack grounds for vehicle storage during the first six months of 1998. Vehicle storage revenues were approximately $335,000 and $252,000, respectively, for the six month and three month periods ended June 30, 1998.

     Total pari-mutuel revenues remained consistent for the six and three month periods ended June 30, 1998 compared to same periods in 1997 despite a decrease in total handle of approximately 3.4%. A switch in 1998 from Saturday evening to Saturday afternoon live racing caused a reduction in import handle during the 1998 live meet resulting in a reduction in guest fees of $43,000 compared to the same period in 1997. Import handle decreased from approximately $4.5 million during the second quarter of 1997 to approximately $3.1 million for the same period in 1998. The reduction in out-of-state handle was anticipated due to the simulcast market on Saturday afternoon being much more competitive than Saturday evening. The switch from evening racing on Saturdays to afternoon racing during the 1998 live meet was intended to increase on-track attendance and wagering to maximize revenues per dollar wagered. On-track wagers provide substantially higher margins to the Company than wagers placed at out-of-state locations. The reduction in guest fees is offset by higher live racing pari-mutuel revenues resulting from an increase in live handle to $5.4 million during the six months and three months ended June 30, 1998 compared to $5.2 million for the six and three month periods ended June 30, 1997.

SUMMARY OF OPERATING DATA:


                                           Six Months          Six Months
                                              Ended               Ended
                                          June 30, 1998       June 30, 1997
    RACING DAYS
         Simulcast only days                       157                 150
         Live and simulcast days                    24                  25
                                           -----------         -----------
                  Total Racing Days                181                 175

    ATTENDANCE
         Simulcast only days                    72,143              70,876
         Live and simulcast days                83,638              87,994
                                           -----------         -----------
                   Total Attendance            155,781             158,870

    ON-TRACK HANDLE
         Simulcast only days               $22,604,000         $22,647,000
         Live and simulcast days
            Live racing                      5,354,000           5,200,000
            Simulcast racing                 5,813,000           5,847,000
    OUT-OF-STATE LIVE HANDLE                 3,082,000           4,450,000
                                           -----------         -----------
                       Total Handle        $36,853,000         $38,144,000

    AVERAGE DAILY ATTENDANCE
         Simulcast only days                       460                 473
         Live and simulcast days                 3,485               3,520

    ON-TRACK PER CAPITA WAGERING
         Simulcast only days               $       313         $       320
         Live and simulcast days                   134                 126

    ON-TRACK AVERAGE DAILY HANDLE
         Simulcast only days               $   143,975         $   150,980
         Live and simulcast days               465,292             441,880


     As shown in the table above, total handle for the six months ended June 30, 1998 is 3.4% lower than total handle during the comparable period in 1997 due primarily to the reduction in import handle. On-track handle on live racing days in 1998 is up approximately 1.1% compared to 1997 although the Company conducted one less live racing day in the 1998 period. Average daily on-track handle on live racing days increased approximately 5.3% in 1998 compared to 1997 due to an increase in per capita wagering.

     Average daily attendance, on-track per capita wagering and average daily handle on simulcast only days are down slightly from the same period in 1997. However, total attendance on simulcast only days is up from the comparable periods in 1997 due primarily to the seven additional simulcast only race days in 1998.

     Operating expenses increased 3.4% during the six month period ended June 30, 1998 compared to the six month period ended June 30, 1997, and 3.2% during the three months ended June 30, 1998 compared to the three month period ended June 30, 1997.

     Repair and maintenance expenditures have increased 16.1% and 20.4% for the six month and three month periods ended June 30, 1998 compared to the same periods in 1997. The increase is primarily due to upgrades to the facility's valet entrance and to other repairs of facility systems and video equipment

     Salary and benefit expenses have increased by approximately $24,000 and $100,000 for the three month and six month periods ended June 30, 1998 compared to the the three and six month periods ended June 30, 1997. In general, salary expenditures are higher due to investments in guest service and facility maintenance personnel. Utility costs are higher due to general rate increases, and advertising and marketing expenses were higher primarily due to timing of promotions and the Company's continuing efforts to maintain attendance of loyal patrons while also attracting new patrons.

     The increase in other operating expenses is due primarily to new associations with trade organizations such as the NTRA, the TRA and the TRPB in 1998, additional spending on employee training and recruitment and higher shareholder communication costs.

     Net income was $201,088 for the six months ended June 30, 1998 compared to net income of $137,954 for the six months ended June 30, 1997. The net loss for the quarter ended June 30, 1998 was $323,060 compared to a net loss of $377,766 for the quarter ended June 30, 1997. There is no estimated income tax expense for the six month and three month periods ended June 30, 1998 and June 30, 1997 because management does not anticipate taxable income for the year ended December 31, 1998 to exceed the net operating loss carryforward of $1,185,000 available at December 31, 1997. In addition, due to the seasonality of purse expense and to the additional expenses that will be incurred in connection with live racing, the Company does not expect to generate an operating profit during the third quarter of fiscal year 1998.

LIQUIDITY AND CAPITAL RESOURCES

     During the period January 1, 1998 through June 30, 1998, cash provided by operating activities was $1,342,826, which resulted principally from an increase in accounts payable and accrued expenses of $1,160,371, depreciation and amortization of $450,408 and net income of $201,088. These items were partially offset by an increase in accounts receivable and other current assets of $489,018, and a decrease in accrued interest of $16,764.

     Net cash used in investing activities for the first six months of 1998 results primarily from acquisitions of furniture, fixtures, machinery and equipment of $173,568, compared to investments in equipment and building improvements of $331,642 during the six month period ended June 30, 1997. The equipment purchases were partially offset by proceeds received upon the sale of equipment of $592 and $50,717 during the six month periods ended June 30, 1998 and 1997, respectively.

     During the period January 1, 1998 through June 30, 1998, cash used in financing activities was $1,138,642, resulting primarily from the pay off of the Company's line of credit with Mr. Curtis Sampson, the Company's Chairman of the Board. The proceeds from a new revolving line of credit agreement with a local financial institution provided cash for financing activities and partially offset the cash used in paying off the Sampson line of credit.

     The Company entered into a general credit and security agreement with Bremer, a financial institution located in South Saint Paul, Minnesota on June 3, 1998. The commercial revolving credit line provides for maximum advances of $2,250,000 with interest at the prime rate (8.50%) at June 30, 1998. The new lending arrangement also includes a term loan commitment of $750,000.

     The Company is required by statute to segregate purse funds received from wagering on simulcast and live horse races for future payment as purses for live horse races at the Racetrack or other uses of Minnesota's horsepersons' association. Pursuant to an agreement with the Minnesota Horseman's Benevolent and Protective Association, Inc. ("MHBPA"), during the six months ended June 30, 1998 and 1997, the Company has transferred into a trust account or paid directly to the MHBPA approximately $1,400,000 and $1,290,200, respectively. At June 30, 1998, the Company had an additional $706,947 liability to the MHBPA which will be paid with interest in 1998 in accordance with the agreement.

     The Company believes that the funds to be generated from operations together with funds available under its $2,250,000 line of credit with a local financial institution will be sufficient to satisfy its liquidity and capital resource requirements for the next twelve months. The Company anticipates that it may pay down a portion of the borrowings under the line of credit with funds generated from operations and borrow additional amounts under the line of credit as funds are needed for working capital purposes. As of August 3, 1998, borrowings under the line of credit were approximately $524,000.

OPERATING PLAN:

     At June 30, 1998, the Company was in the middle of its 1998 live race meet which consists of a 24-day mixed meet of thoroughbred and quarter horse racing, a 28-day thoroughbred-only meet, and three days of live harness racing over the 1998 Labor Day weekend.

     The Company's ability to operate profitably during the remainder of 1998 will largely depend on its ability to maintain levels of attendance and wagering handle for live and simulcast racing at levels similar to 1997. The Company will also need to maintain operating expenses at levels similar to 1997. In addition, the Company continues to emphasize the expansion of special events and leasing of underutilized Racetrack space in order to maximize the potential of the facility year-round.

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

          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its Annual Meeting of Shareholders on June 4, 1998. Shareholders reelected the following directors for a one year term:
          Brian C. Barenscheer, Gibson Carothers, Terence McWilliams, Carin Offerman, Curtis A. Sampson, Randall D. Sampson, and Dale H. Schenian. Not less than 2,472,338 shares were voted in favor of the reelection of each of the directors (approximately 82% of all shares eligible to vote).

Item 5.   OTHER INFORMATION

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Reports on Form 8-K

                None

                                     SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Canterbury Park Holding Corporation

Dated:  August 11, 1998        /s/ Randall D. Sampson
                               --------------------------------------------
                               Randall D. Sampson,
                               President, Chief Executive Officer and Treasurer