Form 10QSB
period 1998-09-30
CANTERBURY PARK HOLDING CORP
filed 1998-11-13
CIK 926761

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                    FORM 10-QSB


(Mark One)


 XXX    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
------  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

------  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO          .
                                                   --------   ----------

                           Commission File Number 0-24554
                                                 ----------

                         Canterbury Park Holding Corporation
          ------------------------------------------------------------------
             (Exact name of business issuer as specified in its charter)


           Minnesota                                          41-1775532
---------------------------------                        ---------------------
 (State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                           Identification No.)



 1100 Canterbury Road, Shakopee,  Minnesota                      55379
--------------------------------------------                 -------------
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

The Company had 3,017,142 shares of common stock, $.01 par value per share, outstanding as of November 9, 1998.

                        Canterbury Park Holding Corporation

                                       INDEX

                                                                           PAGE
                                                                           -----
PART 1.   FINANCIAL INFORMATION

     Item 1.   FINANCIAL STATEMENTS

               Unaudited Consolidated Balance Sheets as of September 30,
               1998 and December 31, 1997. . . . . . . . . . . . . . . . . . 3

               Unaudited Consolidated Statements of Operations for the
               periods ended September 30, 1998 and 1997 . . . . . . . . . . 4

               Unaudited Consolidated Statements of Cash Flows for the
               periods ended September 30, 1998 and 1997 . . . . . . . . . . 5

               Notes to Unaudited Consolidated Financial Statements. . . . . 6

     Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS. . . . . . . . . . . . . 8


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .  14

          Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . 14


                 CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997
-------------------------------------------------------------------------------


                                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                                   1998            1997
 ASSETS

 CURRENT ASSETS
      Cash                                                                   $    82,040        $   364,214
      Accounts receivable, net of allowance for uncollectible accounts           356,571            185,468
      Inventory                                                                   73,608             76,657
      Deposits                                                                    20,000             20,000
      Prepaid expenses                                                            72,169            106,381
                                                                             -----------        -----------
                Total current assets                                             604,388            752,720

 PROPERTY AND EQUIPMENT, net of accumulated depreciation
      of $3,488,602 and $2,809,738, respectively                               8,604,813          9,061,205

 INTANGIBLE ASSETS, net of accumulated amortization of
      $18,808 and $14,875, respectively                                            5,561              9,494
                                                                             -----------        -----------
                                                                             $ 9,214,762        $ 9,823,419
                                                                             -----------        -----------
                                                                             -----------        -----------
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
      Accounts payable                                                       $   913,830        $   715,062
      Accrued wages and payroll taxes                                            180,619            200,942
      Accrued interest                                                            98,071            103,184
      Advance from MHBPA                                                         498,073            709,573
      Advance from shareholder (Note 2)                                                           1,651,942
      Borrowings under credit agreement                                          664,384
      Accrued property taxes                                                     425,381            305,032
      Payable to horsepersons                                                     69,959             14,923
                                                                             -----------        -----------
                Total current liabilities                                      2,850,317          3,700,658

 COMMITMENTS AND CONTINGENCIES (Note 3)

 STOCKHOLDERS' EQUITY
      Common stock, $.01 par value, 10,000,000 shares authorized,
            3,003,348 and 2,998,848, respectively, shares
              issued and outstanding                                              30,033             29,989
      Additional paid-in capital                                               8,070,486          8,061,875
      Unearned Compensation                                                                         (22,044)
      Accumulated deficit                                                     (1,736,074)        (1,947,059)
                                                                             -----------        -----------
                Total stockholders' equity                                     6,364,445          6,122,761
                                                                             -----------        -----------
                                                                             $ 9,214,762        $ 9,823,419
                                                                             -----------        -----------
                                                                             -----------        -----------


 See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
PERIODS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
-------------------------------------------------------------------------------



                                             THREE MONTHS       THREE MONTHS       NINE MONTHS        NINE MONTHS
                                                 ENDED              ENDED             ENDED              ENDED
                                             SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,       SEPTEMBER 30,
                                                 1998               1997              1998                1997
 OPERATING REVENUES:
      Pari-mutuel                              $4,557,745        $4,272,658        $11,552,939        $11,267,142
      Concessions                               1,102,773           951,398          2,281,814          2,116,747
      Admissions and parking                      220,960           205,809            481,558            502,836
      Programs and racing forms                   249,324           246,656            613,952            639,151
      Other operating revenue                     137,686           105,130            725,942            282,323
                                               ----------        ----------        -----------        -----------
                                                6,268,488         5,781,651         15,656,205         14,808,199

 OPERATING EXPENSES:
      Pari-mutuel expenses
           Statutory purses                     1,745,479         1,665,296          3,368,285          3,257,901
           Host track fees                        482,814           443,147          1,459,620          1,428,055
           Pari-mutuel taxes                       24,276            15,679             53,413             36,665
           Minnesota breeders' fund               220,940           204,717            578,420            558,848
      Salaries and benefits                     1,463,103         1,390,702          3,752,449          3,579,708
      Cost of concession sales                    298,620           276,554            664,579            621,153
      Cost of publication sales                   261,645           277,888            655,208            719,144
      Depreciation and amortization               233,199           216,820            683,607            640,086
      Utilities                                   238,070           220,792            575,782            536,795
      Repairs, maintenance and supplies           229,068            92,123            597,308            357,570
      Property taxes                              105,652            93,860            297,360            284,001
      Advertising and marketing                   217,972           271,138            804,251            825,042
      Other operating expenses                    714,407           828,550          1,862,634          1,970,889
                                               ----------        ----------        -----------        -----------
                                                6,235,245         5,997,266         15,352,916         14,815,857

 NONOPERATING (EXPENSES)  REVENUES:
      Interest  expense                           (23,346)          (39,980)           (93,523)          (110,536)
      Other, net                                                        182              1,219                735
                                               ----------        ----------        -----------        -----------
                                                  (23,346)          (39,798)           (92,304)          (109,801)
                                               ----------        ----------        -----------        -----------


 INCOME (LOSS) BEFORE INCOME TAX                    9,897          (255,413)           210,985           (117,459)


 INCOME TAX
                                               ----------        ----------        -----------        -----------
 NET INCOME (LOSS)                             $    9,897        $ (255,413)       $   210,985        $  (117,459)
                                               ----------        ----------        -----------        -----------
                                               ----------        ----------        -----------        -----------
 BASIC NET INCOME (LOSS) PER
      COMMON SHARE (Note 1)                    $      .00        $     (.09)       $       .07        $      (.04)
                                               ----------        ----------        -----------        -----------
                                               ----------        ----------        -----------        -----------

 DILUTED NET INCOME (LOSS) PER
      COMMON SHARE  (Note 1)                   $      .00        $     (.09)       $       .07        $      (.04)
                                               ----------        ----------        -----------        -----------
                                               ----------        ----------        -----------        -----------


See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
-------------------------------------------------------------------------------

                                                                            NINE MONTHS           NINE MONTHS
                                                                               ENDED                 ENDED
                                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                                               1998                   1997
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income (Loss)                                                   $    210,985           $   (117,459)

      Adjustments to reconcile net income (loss) to net cash
         provided by operations:
           Depreciation and amortization                                       683,607                640,086
           Stock options issued for consulting services                         22,044                 44,088
           Loss on sale of property and equipment                                                      10,917
           Increase in accounts receivable                                    (171,103)              (200,229)
           Decrease  (increase) in other current assets                         37,261                (19,190)
           Increase in accounts payable and accrued expenses                   178,445                381,991
           Decrease in accrued interest                                        (5,113)                (55,768)
           Increase in accrued property taxes                                  120,349                 95,372
           Increase in payable to horsepersons                                  55,036                  3,935
                                                                          ------------           ------------
           Net cash provided by operations                                   1,131,511                783,743

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property and equipment                                     (224,474)              (369,474)
      Additions to land                                                                              (934,927)
      Additions to intangible assets                                                                   (1,668)
      Proceeds from sale of property and equipment                               1,192                 39,800
                                                                          ------------           ------------
           Net cash used in investing activities                              (223,282)            (1,266,269)

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from (payments on) advance from shareholder, net             (1,651,942)               225,339
      Proceeds on issuance of common stock                                       8,655                 33,281
      (Payment on ) proceeds from advance from MHBPA, net                     (211,500)               104,365
      Proceeds from borrowings under credit agreement, net                     664,384
                                                                          ------------           ------------
           Net cash (used in) provided by financing activities              (1,190,403)               362,985


 NET DECREASE IN CASH                                                         (282,174)              (119,541)

 CASH AT BEGINNING OF PERIOD                                                   364,214                296,671
                                                                          ------------           ------------
 CASH AT END OF PERIOD                                                    $     82,040           $    177,130
                                                                          ------------           ------------
                                                                          ------------           ------------


See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
-------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The summary of significant accounting policies is included in the notes to consolidated financial statements in the 1997 Annual Report on form 10-KSB.

     INCOME TAXES - Income tax expense is computed by applying the estimated annual effective tax rate to the year-to-date income (if any). For the nine month period ending September 30, 1998 income tax expense of approximately $83,000 is offset by a reduction in the valuation allowance recorded on the deferred tax asset related to the Company's net operating loss carryforward.

     NET INCOME PER SHARE - Effective December 15, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share". The Statement requires the Company to present its net income per share in basic and diluted forms and to restate net income per share from prior periods to conform with the new statement. Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding.
     The Company's only potential common shares outstanding at September 30, 1998 are stock options.

     UNAUDITED FINANCIAL STATEMENTS - The consolidated balance sheet as of September 30, 1998, the consolidated statements of operations for the three and nine months ended September 30, 1998 and 1997, the consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.

     WARRANTS - In August 1998, 1,437,300 warrants to purchase one share of common stock at an exercise price of $4.875 per share issued as part of the Company's 1994 initial public offering and 400,000 warrants issued to the Company's founders in connection with the public offering at an exercise price of $4.00 per share expired unexercised.

     RECLASSIFICATION - Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the presentation adopted in the 1998 consolidated financial statements. The reclassifications had no effect on stockholders' equity and net income or loss as previously reported.

2.   RELATED-PARTY TRANSACTIONS

     The company entered into a general credit and security agreement with Bremer Bank, N.A., a financial institution located in South Saint Paul, Minnesota on June 3, 1998. The commercial revolving credit line provides for maximum advances of $2,250,000 with interest at the prime rate (8.50% at September 30, 1998). On June 11, 1998, the Company paid off its line of credit balance with the Company's majority shareholder, of which $899,679 was outstanding.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

     Canterbury Park Holding Corporation (the "Company") owns and operates Canterbury Park, the only pari-mutuel horse racing facility in the State of Minnesota (the "Racetrack"). The Company's revenues for the period from January 1, 1998 to September 30, 1998 were derived primarily from pari-mutuel take-out on races simulcast to Canterbury Park from racetracks throughout the country during 273 days of racing, including 55 days when live racing was also conducted. In 1998 the Company intends to have over 350 simulcast racing days. The Company hosted 52 days of live thoroughbred and quarter horse racing at the Racetrack from May 16, 1998 to August 16, 1998, and conducted three days of live harness racing over the 1998 Labor Day weekend. During live race meets, the Company earns pari-mutuel take-out on wagering on live races at the Racetrack and additional pari-mutuel revenue from broadcasting its live races to out-of-state racetracks around the country.

     In addition to pari-mutuel revenues, the Company generates revenues from admissions, advertising, parking, publication sales, concessions, special events, advertising and other sources.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997:

     Total operating revenues increased approximately 8.4% during the three months ended September 30, 1998, compared to the three months ended September 30, 1997 and 5.7% for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Other operating revenues increased approximately 31% and 157% for the three month and nine month periods ended September 30, 1998, respectively, due primarily to increased space rental revenues generated by leasing underutilized areas of the Racetrack grounds for vehicle storage during the first nine months of 1998. Vehicle storage revenues were approximately $51,000 and $386,000, respectively, for the three month and nine month periods ended September 30, 1998. There were no vehicle storage revenues in the comparable periods of 1997.

     Total pari-mutuel revenues increased 6.7% and 2.5%, respectively, for the three and nine month periods ended September 30, 1998 compared to the same periods in 1997 due primarily to an increase in on-track handle during live racing. On-track handle increased $1.5 million or 7.6% and $1.6 million or 2.9%, respectively, for the three month and nine month periods ended September 30, 1998 compared to the same periods in 1997. Partially offsetting the increases in pari-mutuel revenues resulting from on-track wagering was a decrease in guest fee revenue resulting from a 36.8% decrease in import handle from broadcasting its live race signal to other racetracks. A switch in 1998 from Saturday evening to Saturday afternoon live racing caused the import handle to decrease from approximately $12.6 million wagered during the 1997 live meet, to approximately $8.0 million wagered during the 1998 live meet. The reduction in out-of-state handle was anticipated due to the Saturday afternoon simulcast market being much more competitive than the Saturday evening market. The switch from evening racing on Saturdays to afternoon racing during the 1998 live meet increased on-track attendance and wagering in an effort to maximize revenues per dollar wagered. On-track wagers provide substantially higher margins to the Company than wagers placed at out-of-state locations.

     As shown in the table below, total on-track handle on live racing days in 1998 increased approximately 4.5% compared to 1997 although the Company conducted one less live racing day in the 1998 period. Average daily on-track handle on days when both live and simulcast racing were conducted increased approximately 6.4% in 1998 compared to 1997 due primarily to a 3.1% increase in average daily attendance on those days.

     Average daily handle on simulcast only race days decreased 1.6% compared to the same period in 1997 due to lower average daily attendance. However, total handle on simulcast only days increased from the comparable periods in 1997 due primarily to the seven additional simulcast only race days in 1998. Total handle for the nine months ended September 30, 1998 decreased 4.7% compared to the same period in 1997 due to the reduction in import handle.

      SUMMARY OF OPERATING DATA:


                                        Nine Months       Nine Months
                                           Ended             Ended
                                      Sept. 30, 1998     Sept. 30, 1997
   RACING DAYS
        Simulcast only days                     218               211
        Live and simulcast days                  55                56
                                       ------------      ------------
                  Total Racing Days             273               267

   ATTENDANCE
        Simulcast only days                  92,248            91,197
        Live and simulcast days             192,970           190,564
                                       ------------      ------------
                   Total Attendance         285,218           281,761

   ON-TRACK HANDLE
        Simulcast only days             $29,822,000       $29,330,000
        Live and simulcast days
             Live racing                 12,013,000        11,321,000
             Simulcast racing            12,876,000        12,494,000
   OUT-OF-STATE LIVE HANDLE               7,985,000        12,635,000
                                       ------------      ------------
                       Total Handle     $62,696,000       $65,780,000

   AVERAGE DAILY ATTENDANCE
           Simulcast only days                  423               432
           Live and simulcast days            3,509             3,403

   ON-TRACK PER CAPITA WAGERING
           Simulcast only days          $       323       $       322
           Live and simulcast days              129               125


   ON-TRACK AVERAGE DAILY HANDLE
           Simulcast only days          $   136,798       $   139,005
           Live and simulcast days          452,527           425,268


     Concession revenues increased approximately 15.9% and 7.8% for the three and nine month periods ended September 30, 1998, respectively, compared to the same periods in 1997. The increase is due primarily to special events in the months of August and September of 1998 and to higher live racing attendance during both the third quarter and year-to-date periods in 1998 compared to 1997. On August 21, 1998, Canterbury Park hosted its second Lilith Fair, a concert which has drawn nearly 30,000 people to the Racetrack each year. The Company also hosted K102's Fan Jam and KDWB's Last Chance Summer Dance concerts in September of 1998 attracting approximately 24,000 spectators to the two-day weekend event. Special events generated concession revenues of approximately $400,000 during the third quarter of 1998 compared to $210,000 in the third quarter of 1997.

     Total operating expenses for the three month and nine month periods ended September 30, 1998 have increased approximately $238,000 or 4.0%, and $537,000 or 3.6%, respectively, over the same periods in 1997. This increase results primarily from increases in pari-mutuel expenses, salaries and benefits and repairs, maintenance and supplies expenses. These increases are partially offset by decreases in advertising and marketing and other operating expenses.

     Pari-mutuel expenses have increased 6.2% and 3.4% for the three month and nine month periods ended September 30, 1998 compared to the same periods in 1997, respectively. The increases are attributable to higher on-track handle for the quarter and year-to-date.

     Salaries and benefit expenses have increased $72,000 or 5.2% and $173,000 or 4.8%, respectively, for the three month and nine month periods ended September 30, 1998 compared to the three month and nine month periods ended September 30, 1997. The increase is attributable to normal salary increases, the costs associated with additional employee benefit plans and higher costs of employee medical plans.

     Repairs, maintenance and supplies expenses have increased $137,000 and $240,000 for the three and nine month periods ended September 30 1998, compared to the periods in 1997, respectively. The increase for the quarter is attributable primarily to repairs and maintenance of the Racetrack parking lots during the third quarter of 1998. The Company also upgraded the facility's valet entrance and made other repairs of facility systems and video equipment during 1998.

     Other operating expenses have decreased 13.8% and 5.5%, respectively, for the three month and nine month periods ended September 30, 1998 compared to the same periods in 1997. In 1997, expenses related to legislative efforts totaled approximately $151,000 and $263,000 for the three and nine month periods ended September 30, 1997. These expenses related primarily to an effort to obtain legislative approval for casino gaming at the Racetrack as a revenue source to finance a new major league baseball stadium in Minnesota. Comparatively, in 1998, Canterbury has incurred legislative expenses totaling $12,000 and $64,000 during the three and nine month periods ended September 30, 1998. The reduction in legislative expenses was partially offset by costs of new memberships in trade organizations such as the NTRA, the TRA and the TRPB in 1998.

     The Company's net income of $210,985 for the nine months ended September 30, 1998 compares to a net loss of ($117,459) for the nine months ended September 30, 1997. Net income of $9,897 for the three months ended September 30, 1998 compares to a net loss of ($255,413) for the three months ended September 30, 1997 This is the first time in the Company's history that it has reported an operating profit and a net profit in any quarter in which live racing was conducted at the Racetrack.

LIQUIDITY AND CAPITAL RESOURCES

     During the period January 1, 1998 through September 30, 1998, cash provided by operating activities was $1,131,511, which resulted principally from net income of $210,985, depreciation and amortization of $683,607, and an increase in accounts payable and accrued expenses of $178,445. Other items providing cash from operations included an increase in property taxes payable of $120,349 and an increase in the payable to non-thoroughbred horsepersons of $55,036. These items were partially offset by an increase in accounts receivable of $171,103.

     Net cash used in investing activities for the nine months ended September 30, 1998 of $223,282 relates primarily to the acquisition of furniture, fixtures and equipment and improvements to the facility parking lots. The net cash used in investing activities for the nine months ended September 30, 1997 of $1,266,269 represents primarily the acquisition of a 30 acre tract of undeveloped land adjacent to the Racetrack on August 18, 1997 at a cost of $934,927. The company had other property, equipment and building improvement additions of $369,474 in 1997.

     During the period January 1, 1998 through September 30, 1998, cash used in financing activities was $1,190,403, resulting primarily from the pay off of the Company's line of credit with Mr. Curtis Sampson, the Company's Chairman of the Board. The proceeds from a new revolving line of credit agreement with a local financial institution provided cash for financing activities and partially offset the cash used in paying off the Sampson line of credit. In addition, the Company paid down it's advances from the MHBPA by $211,500.

     The Company entered into a general credit and security agreement with Bremer Bank, N.A., a financial institution located in South Saint Paul, Minnesota on June 3, 1998. The commercial revolving credit line provides for maximum advances of $2,250,000 with interest at the prime rate (8.50% at September 30, 1998). The new lending arrangement also includes a term loan commitment of $750,000.

     The Company is required by statute to segregate purse funds received from wagering on simulcast and live horse races for future payment as purses for live horse races at the Racetrack or other uses of Minnesota's horsepersons' association. Pursuant to an agreement, with the Minnesota Horseman's Benevolent and Protective Association, Inc. ("MHBPA"), during the nine months ended September 30, 1998 and 1997, the Company transferred into a trust account or paid directly to the MHBPA approximately $3,250,000 and $3,188,000, respectively. At September 30, 1998, the Company had an additional $498,073 liability to the MHBPA which will be paid in 1998, with interest, in accordance with the agreement.

     The Company believes that the funds to be generated from operations together with funds available under its $2,250,000 line of credit with a local financial institution will be sufficient to satisfy its liquidity and capital resource requirements for the next twelve months. The Company anticipates that it may pay down a portion of the borrowings under the line of credit with funds generated from operations and borrow additional amounts under the line of credit as funds are needed for working capital purposes. As of November 4, 1998, borrowings under the line of credit were approximately $581,000 with an interest rate of 8.00%.

     In August 1998, 1,437,300 warrants to purchase one share of common stock at an exercise price of $4.875 per share issued as part of the Company's 1994 initial public offering and 400,000 warrants issued to the Company's founders in connection with the public offering at an exercise price of $4.00 per share expired unexercised.

OPERATING PLAN:

     At September 30, 1998, the Company had concluded its 1998 live race meet which consisted of a 24-day mixed meet of thoroughbred and quarter horse racing, a 28-day thoroughbred-only meet, and three days of live harness racing over the 1998 Labor Day weekend.

     The Company's ability to operate profitably during the remainder of 1998 will largely depend on its ability to maintain levels of attendance and wagering handle for simulcast racing at levels similar to 1997. The Company will also need to maintain operating expenses at levels similar to 1997. In addition, the Company continues to emphasize the expansion of special events and leasing of underutilized Racetrack space in order to maximize the potential of the facility year-round.

FACTORS AFFECTING FUTURE PERFORMANCE:

     The Company has identified and evaluated its in-house personal computer systems for year 2000 compliance. These PC based applications are compliant and are not considered to be critical to the Company's daily operations. The Company utilizes a racing office administrative network system which is considered to be obsolete and will be replaced prior to commencement of the live race meet in May of the year 2000. The Company is currently evaluating alternative products and the related conversion costs. The estimated cost of software and hardware replacement for the racing office system is $25,000.

     The Company has evaluated the impact that the failure of significant suppliers to achieve year 2000 readiness would have on its operations. The Company has a contract with Autotote Systems, Inc. ("Autotote") for totalizator services, including equipment and computer programs which record and process all wagers and calculate odds and payoffs. Autotote has assured the Company, in writing, of their commitment to achieve year 2000 compliance.
 Autotote's goal is to complete the assessment and remediation planning phase by November 1, 1998. Should Autotote fail to remediate its own year 2000 issue, pari-mutuel wagering would cease at the Racetrack beginning January 1, 2000. The Company's current contract with Autotote expires in May 1999. The Company will evaluate Autotote's progress toward year 2000 readiness during its contract negotiations in 1999. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

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

                                    Canterbury Park Holding Corporation

Dated:  November 11, 1998           /s/ Randall D. Sampson
                                    ---------------------------------------
                                    Randall D. Sampson,
                                    President, Chief Executive Officer and
                                    Treasurer