Form 10KSB40
period 1998-12-31
CANTERBURY PARK HOLDING CORP
filed 1999-03-31
CIK 926761

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

 (Mark One)
        |X|        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

        |_|        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Transition period from ______ to ______

                         Commission File Number: 0-24554

                       CANTERBURY PARK HOLDING CORPORATION
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

              Minnesota                            41-1775532
     -----------------------------         -----------------------------
      (State or other jurisdiction               (I.R.S. Employer
      of incorporation or organization)          Identification No.)

                              1100 Canterbury Road
                               Shakopee, MN 55379
                          ---------------------------
             (Address of principal executive offices and zip code)

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
                   YES       x                NO
                          --------                   --------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.     |X|

The Company's operating revenues for its most recent fiscal year were $19,195,577.

On March 12, 1999, the Company had 3,064,492 shares of common stock, $.01 par value, outstanding.

The aggregate market value of the shares of voting stock held by non-affiliates of the Company (persons other than directors and officers) computed at the NASDAQ closing price of $6.625 per share on March 12, 1999 was approximately $8,841,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's Proxy Statement for its 1999 Annual Meeting of Shareholders, to be held on June 3, 1999, is incorporated by reference into Part III of this Form 10-KSB.

                            CANTERBURY PARK HOLDING CORPORATION
                                 FORM 10-KSB ANNUAL REPORT
                           FOR THE YEAR ENDED DECEMBER 31, 1998

                                     TABLE OF CONTENTS

                                                                                                  PAGE
                                          PART I


ITEM 1.     Description of Business...............................................................   3
ITEM 2.     Description of Property...............................................................  10
ITEM 3.     Legal Proceedings.....................................................................  12
ITEM 4.     Submission of Matters to a Vote of Security Holders...................................  12

                                          PART II

ITEM 5.     Market for Common Equity and Related Stockholder Matters..............................  13
ITEM 6.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations ........................................................  14
ITEM 7.     Financial Statements..................................................................  19
ITEM 8.     Changes In and Disagreements With Accountants on Accounting
                 and Financial Disclosure.........................................................  34

                                          PART III

ITEM 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance
                 With Section 16(a) of the Exchange Act...........................................  34
ITEM 10.    Executive Compensation................................................................  34
ITEM 11.    Security Ownership of Certain Beneficial Owners and Management........................  34
ITEM 12.    Certain Relationships and Related Transactions........................................  34
ITEM 13.    Exhibits and Reports on Form 8-K......................................................  34

SIGNATURES .......................................................................................  35

EXHIBIT INDEX.....................................................................................  36


Item 1.  DESCRIPTION OF BUSINESS

(a)      BUSINESS DEVELOPMENT

         Canterbury Park Holding Corporation (the "Company") is engaged in the business of conducting live Thoroughbred and Quarter Horse racing and related pari-mutuel wagering operations at its facilities in Shakopee, Minnesota (the "Racetrack"), as well as in conducting "simulcasting", which is pari-mutuel wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack. The Company also derives revenues from related services and activities, such as concessions, parking, admissions and programs, and from other entertainment events held at the Racetrack.

         The Company was incorporated under the laws of Minnesota on March 24, 1994 and on March 29, 1994 acquired the Racetrack. On May 6, 1994 the Company commenced simulcasting operations. In August 1994 the Company conducted a public offering. With the proceeds from the public offering the Company retired debt associated with its acquisition of the Racetrack. Since May 6, 1994 the Company has been principally engaged in conducting its year-round simulcasting operations, five to seven days per week and live horse racing ("live meets") on a seasonal basis, generally from late May to mid-August.

(b)      BUSINESS OF ISSUER

(i)      RACING OPERATIONS

         The Company's racing operations consist of year-round pari-mutuel wagering on simulcast horse races ("simulcasting") and live meets held on a seasonal basis beginning in May and concluding in August. Thoroughbred and Quarter Horse racing is conducted during the live meet. The Company also conducted three-day live harness racing meets over the 1997 and 1998 Labor Day weekends.

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

         Throughout the year the Company offers simulcast wagering from out-of-state racetracks, generally seven days a week. The Company offers "full card" simulcast racing (broadcasting of another racetrack's entire daily live racing program) from a number of racetracks, including Churchill Downs, Hollywood Park, Santa Anita, Gulfstream Park, Belmont Park and Saratoga Racecourse. In addition, races of national interest, such as the Kentucky Derby, Preakness Stakes and Breeders' Cup, supplement the regular simulcast program. The Company regularly evaluates its agreements with other racetracks in order to offer the most popular simulcast signals of live horse racing which is feasible to offer at the Racetrack.

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

         LIVE RACING.

         The Company conducted its first year of live racing in 1995 by operating 55 days of live horse racing. The Company hosted a 51-day live meet in 1996 and a 56-day live meet, including three days of live harness racing, in 1997. The Company conducted 55 days of live racing in 1998, consisting of a 24-day mixed meet of Thoroughbred and Quarter Horse racing, a 28-day Thoroughbred only meet, and three days of live harness racing over the Labor Day weekend. In 1999, the Company plans to conduct 56 days of live racing, consisting of a 26 days of mixed Thoroughbred and Quarter Horse racing, and a 30-day Thoroughbred only meet. Post times on Thursdays and Fridays will be 6:30 pm and 1:30 pm on Saturdays, Sundays and holidays.

         Currently, Minnesota law requires the Racetrack to schedule a minimum of 125 days of live racing annually, unless the MHBPA agrees to a lesser number of live racing days. The MHBPA has agreed to waive the 125-day requirement for years 1995 through 1999 and allow the Company to run a minimum of 50 days of live racing each year. After 1999, no assurance can be given that the MHBPA will agree to a shorter live meet than the 125-day statutory minimum.

(ii)     SPECIAL EVENTS

         While pari-mutuel horse racing is the Company's principal business, the Company's facilities are capable of being used for multiple purposes. In an effort to more fully utilize the property and to generate additional revenues, the Company has, in each year of its operations, expanded the use of the grandstand, grounds and parking lot for special events and rentals.

         From 1996 through 1998, a number of non-horseracing events were held, including snowmobile races, two major arts and crafts shows per year, trade shows, concerts, motorcycle races, fund raisers, automobile shows and competitions and private parties. Lilith Fair, an outdoor music event, came to Canterbury Park in August of 1997 and 1998, each year drawing over 30,000 people to the Racetrack. Two additional major concerts were conducted in September of 1998. In 1997 and 1998 Canterbury Park hosted Holiday in Lights during the holiday season which consisted of a drive-through light display, located in and around the barn area, and a Santa's Village on the track level of the grandstand.

         To date in 1999, the facility has again hosted two snowmobile races. Canterbury Park maintains a reputation as one of the premier snowmobile racing venues in the world.

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

         The amount of takeout earned by the Company depends on where the race is run and the form of wager (straight or exotic). Net revenues from pari-mutuel wagering on live races run at the Racetrack consist of the total amount wagered, less the amounts paid (i) to winning patrons, (ii) for purses, (iii) to the Breeders' Fund and (iv) for pari-mutuel taxes to the State of Minnesota. Net revenues from pari-mutuel wagering on races being run at out-of-state racetracks and simulcast to the Racetrack have similar expenses, but also include a host fee payment to the host track. The host fee is calculated as a percentage of monies wagered (generally 2.50% to 4.50%) and is negotiated with the host track and must comply with state laws governing the host track.

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

         The following table sets forth the percentage distribution of each dollar wagered on live races at the Racetrack, as established by the Racing Act, and the Racetrack's retainage:


                                                                               LIVE RACING
                                                               ---------------------------------------
                                                                 STRAIGHT                    EXOTIC
                                                               ------------              -------------
Returned to Winning Patrons                                       83.00%                     77.00%
     Purse (1)                                                     8.40%                      8.40%
     Minnesota Breeders' Fund                                      1.00                       1.00
     Minnesota Pari-Mutuel Taxes (2)                                .10                        .14
     Racetrack Retainage (1)                                       7.50                      13.46

Total Takeout                                                     17.00                      23.00
                                                               ------------              -------------

Total Handle                                                     100.00%                    100.00%
                                                               ------------              -------------
                                                               ------------              -------------

-------------------

(1) Minnesota law provides that the 8.40% purse payment is a minimum. The actual percentage, if any, above the minimum is determined between the Racetrack and the MHBPA. Any additional amounts paid for purses decrease the Racetrack's retainage.
(2) The current pari-mutuel tax structure exempts the first $12 million of takeout during a statutorily mandated twelve-month period. The total pari-mutuel tax liability for a twelve month period will depend upon the total takeout during that period.

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

         The following table sets forth the approximate percentage distribution of each dollar wagered for races simulcast at the Racetrack and the Racetrack's retainage:

                                                              DURING RACING SEASON
                                                              --------------------

                                                                                 Not Concurrent
                                                     Concurrent with                  with                  Outside of
                                                        Live Card                   Live Card              Racing Season
                                                    ------------------         -----------------         -----------------

Returned to Winning Patrons (1)                           80.50%                      80.50%                   80.50%
     Minnesota Breeders' Fund                              1.00%                       1.10%                    1.10%
     Minnesota Pari-Mutuel Taxes (2)                        .12                         .12                      .12
     Purse (3)                                             8.40                        7.39                     1.70
     Host Track Fees (4)                                   3.50                        3.50                     3.50
     Racetrack Retainage (3)                               6.48                        7.39                    13.08
Total Takeout                                             19.50                       19.50                    19.50
                                                    ------------------          -----------------         ---------------
Total Handle                                             100.00%                     100.00%                  100.00%
                                                    ------------------          -----------------         ---------------
                                                    ------------------          -----------------         ---------------
------------------

(1) This amount will depend upon the takeout at the host racetrack. This percentage will be determined by local and state law applicable to the host track and ranges from 75.0% to 85.0%.

(2) The current pari-mutuel tax structure exempts the first $12 million of takeout during a statutorily mandated twelve-month period. The total pari-mutuel tax liability for a twelve month period will depend upon the total takeout during that period.

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

         OTHER REVENUE

         The Company also derives revenue from other activities such as admissions and parking fees, as well as from the sale of food and beverage, programs, and other racing publications. The Company offers advertising signage space similar to that appearing at many sports stadiums. Finally, additional revenues are derived from use of the facilities for events such as concerts, holiday displays, trade and craft shows, snowmobile racing, business meetings, private parties, horse expositions and sales, boat and automobile storage, community events, and rental of the parking lot for various automobile activities and vehicle storage.

(iv)     COMPETITION

         The Company competes with other forms of gaming in the State of Minnesota, particularly casino-style gambling located on Native American reservations throughout the State of Minnesota, including a large casino located approximately three miles from the Racetrack. In addition, the Company competes against charitable gambling (bingo and pulltabs) and various state lottery products. Finally, the Company competes with a greyhound racetrack located approximately 40 miles from the Racetrack at the eastern end of the Minneapolis-Saint Paul metropolitan area. This greyhound track offers wagering on live and simulcast dog racing, as well as wagering on simulcasting of Thoroughbred horse racing.

         The Racetrack also competes with other forms of entertainment in the Minneapolis-Saint Paul metropolitan area, including a wide range of live and televised professional and collegiate sporting events. Finally, live horse racing competes with a wide variety of summer attractions, including amusements parks, sporting events and other local activities.

         The Company also competes with racetracks located throughout the United States in securing the better quality horses to run at the Racetrack. Attracting the owners and trainers of better quality horses is largely influenced by the ability to offer large purses. The Company experiences significant competition for better quality horses from a racetrack located near Des Moines, Iowa which offered substantially larger purses than the Company in 1997and 1998. This competition from the Des Moines racetrack is expected to continue in the foreseeable future.

(v)      MARKETING

         The Company's primary market is the seven county Minneapolis-Saint Paul metropolitan area. Current demographic information indicates that approximately 2 million adults, age 21 and older, reside within a 50 mile radius of Shakopee Minnesota. This information does not include adults ages 18 to 20 years of age which are also patrons of the Racetrack.

         To support its primary business of pari-mutuel horse racing, the Company maintains year-round marketing efforts which are focused on maintaining the loyalty of live and simulcast patrons and attracting new customers. Using newspapers, television, the internet, other print media, radio and direct mail, the Company concentrates its marketing efforts on communicating the excitement of wagering on high caliber horse racing from around the country. In addition to its regular advertising program, the Company conducts numerous special promotions to increase simulcast patronage.

         The 1998 and 1997 advertising campaigns utilized primarily print and radio advertising to promote live racing by highlighting the attractive, park-like atmosphere of Canterbury Park, promoting activities for the entire family, as well as the fun and excitement of live horse racing. In addition, the development of a customer data base enabled the Company to effectively utilize direct mail advertising since 1997.

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

         The Racing Commission issued a Class B License to the Company on April 27, 1994. The Class B License allows the Company to sponsor and manage horse racing on which pari-mutuel wagering is conducted at its Class A licensed racetrack and on other horse races run at out-of-state locations as authorized by the Racing Commission. The Class B License is renewable each year by the Racing Commission after a public hearing (if required by the Racing Commission). The Company's Class B License was renewed for the 1999 season in December 1998. The fee for a Class B License is $100 for each assigned race day on which live racing is actually conducted and $50 for each day on which simulcasting is authorized and actually takes place.

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

(vii)    EMPLOYEES

         At March 12, 1999, the Company had approximately 65 full-time employees and 150 part-time employees. When the Company commences live racing in May 1999, the Company expects to employ approximately 120 additional full-time seasonal employees and approximately 450 additional part-time seasonal employees. The Company's management believes its employee relations are good.

(viii)   EXECUTIVE OFFICERS

         The executive officers of the Company, their ages and their positions with the Company are as follows:

NAME                                AGE              POSITION WITH COMPANY
----                                ---              ---------------------
Randall D. Sampson                  40               President, Chief Financial Officer, and
                                                     General Manager

Michael J. Garin                    43               Vice President of Hospitality

Troy J. Mertens                     31               Vice President of Mutuels and Simulcasting

Mark A. Erickson                    42               Vice President of Facilities

-------------------

         Randall D. Sampson has been President and Chief Financial Officer since the formation of the Company in March 1994 and General Manager since September 1995. Mr. Sampson has been active in horse racing industry associations, serving on the Board of Directors of the Minnesota Thoroughbred Association from 1989 to 1993. Mr. Sampson has also been a member of the Minnesota Horsemen's Benevolent and Protective Association, serving as Vice President of the organization from 1993 to 1994, and was a member of the Minnesota Racing Commission Breeders' Fund Advisory Board from 1991 to 1997. He also serves as a director of the Thoroughbred Racing Association of North America. Mr. Sampson is the son of Curtis A. Sampson, the Company's Chairman of the Board who is a holder of approximately 35% of the Company's common stock.

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


ITEM 2.  DESCRIPTION OF PROPERTY

         GENERAL.

         The Racetrack, which is operated under the name "Canterbury Park," is a modern facility, generally comparable to other major racetracks located throughout the country. The Racetrack has a patron capacity of approximately 10,000 within an enclosed grandstand, and a maximum patron capacity of over 30,000 including the outside areas around the grandstand. The grandstand and most public outdoor areas contain numerous pari-mutuel windows, odds information boards, video monitors, concessions stands and other amenities. The audio/visual system includes over 600 television monitors with most areas providing multi-screen viewing of the races.

         The Racetrack is located approximately 25 miles southwest of downtown Minneapolis. The area immediately surrounding the Racetrack consists primarily of a partially developed industrial park and farm land. However, the Racetrack is in reasonable proximity to a number of major entertainment destinations including: Valleyfair, an amusement park about two miles from the Racetrack which annually attracts approximately 1.3 million visitors during the spring and summer; the Renaissance Festival, a seven-weekend late summer attraction attracting approximately 340,000 visitors, located about five miles from the Racetrack; and Mystic Lake Casino, located about three miles from the Racetrack, which draws approximately 5.2 million patrons annually. Approximately 20 miles from the Racetrack is the Mall of America, the largest enclosed shopping mall in the United States, which attracts approximately 42.5 million visitors per year.

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

         BARN AND BACKSIDE FACILITIES.

         The stable area consists of 33 barns with a total of approximately 1,650 stalls. In the stable area, there are 216 dormitory rooms for the grooms and others working at the Racetrack. The stable area also contains a combination racing office and cafeteria/recreation building for stable personnel, two blacksmith buildings and a one half mile training track.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A)      MARKET INFORMATION

         The Company's Common Stock is traded on the NASDAQ Stock Market under the symbol TRAK. In addition, prior to September 1, 1998, Warrants to purchase Company common stock and Units (each Unit consisting of one share of common stock and one warrant to purchase one share of common stock) traded on the NASDAQ Stock Market under the respective symbols TRAKW and TRAKU. Trading of Warrants and Units ceased upon the expiration of the Warrants in August 1998. The table set forth below indicates the high and low trade prices for the Units, Common Stock and Warrants for the years ended December 31, 1998 and 1997. These prices indicate interdealer prices without retail markup, markdowns or commissions.


                                                     1998                                     1997
                                         ------------------------------           ------------------------------
                                           High                 Low                 High                 Low
                                         ----------           ---------           ---------            ---------
UNITS

First Quarter                         $   3 3/64            $  2 5/8           $   4 1/2            $   2 3/16
Second Quarter                            3 5/8                2 1/2               5 7/8                2 1/2
Third Quarter                             3                    2 5/8               4 3/4                3 3/8
Fourth Quarter                                                                     7                    2 3/4

COMMON STOCK

First Quarter                             3 3/8                2 1/2               4 5/8                2
Second Quarter                            3 1/2                2 3/8               6                    2 3/8
Third Quarter                             3 3/32               2 5/8               4 5/8                2 3/4
Fourth Quarter                            5                    2 13/16             6 1/2                2 3/4

WARRANTS

First Quarter                             3/8                  7/32                13/16                1/16
Second Quarter                            7/32                 1/16                1                    1/4
Third Quarter                             -                    -                   5/8                  1/4
Fourth Quarter                                                                     1 1/2                17/64

(B)      HOLDERS

         At March 12, 1999, the Company had approximately 349 holders of record of its common stock. In addition, on that date a depository company held approximately 1,400,000 shares as nominees for an estimated 1,368 beneficial holders.

(C)      DIVIDENDS

         The Company has not paid any dividends on its common stock and does not anticipate paying any in the foreseeable future. The Company's current loan arrangements with a commercial bank prohibit the payment of dividends without the bank's consent.

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

         Canterbury Park Holding Corporation (the "Company") owns and operates Canterbury Park (the "Racetrack"), the only pari-mutuel horse racing facility in the State of Minnesota. The Company's revenues for the years ended December 31, 1998 and 1997 were derived primarily from pari-mutuel take-out on races simulcast year-round to Canterbury Park from racetracks throughout the country. In addition the Company earned pari-mutuel take-out during live race meets featuring thoroughbred, quarter horse and harness racing. During 1998 the Company conducted 364 days of simulcast racing, including 55 days of live racing. In 1997 the Company conducted 358 days of simulcast racing including 56 days of live racing. Live race meets in 1998 and 1997 commenced in the month of May and concluded in September with three days of harness racing over the Labor Day weekend. During live race meets, the Company televises its races to out-of-state racetracks around the country. The Company earns additional pari-mutuel revenue on wagers placed at out-of-state racetracks. In addition to pari-mutuel revenues, the Company generates revenues from admissions, parking, publication sales, concession sales, special events, facility rental, advertising and other sources.

         Legislation enacted on April 11, 1996, which became effective July 1, 1996, repealed the State of Minnesota 6% pari-mutuel tax on the first $12 million of pari-mutuel take-out in a twelve-month period and allowed the Company to retain the proceeds of winning pari-mutuel tickets which were not presented for payment. This legislation was scheduled to expire on July 1, 1999. The 1998 Omnibus tax bill, signed into law on April 21, 1998, made the 1996 legislation permanent.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31,
1997


         Total operating revenues for the year ended December 31, 1998 were $19,195,577, an increase of 5.5% compared to total operating revenues of $18,202,216 for the year ended December 31, 1997. Pari-mutuel revenues increased 3.0% in fiscal year 1998 compared to fiscal year 1997. Discussion of the change in pari-mutuel revenues follows the Summary of Operating Data below.

         Concession revenues increased 6.5% during the year ended December 31, 1998 compared to the year ended December 31, 1997. The increase is due primarily to increased concession sales during special events hosted by the Racetrack. The remaining increase is attributable to higher racing attendance in 1998 compared to 1997.

         Other operating revenue increased $478,000 to $873,000 in fiscal year 1998, representing a 121% increase over $395,000 of other operating revenues in fiscal year 1997. The Company generated approximately $400,000 in 1998 by leasing underutilized areas of the Racetrack grounds for vehicle storage. Vehicle storage revenues in fiscal year 1997 were approximately $24,000.

The following table summarizes operating data for the years ended December 31, 1998 and December 31, 1997:

SUMMARY OF OPERATING DATA:
                                                                        YEAR                            YEAR
                                                                        ENDED                           ENDED
                                                                    DECEMBER 31,                    DECEMBER 31,
                                                                        1998                            1997
       RACING DAYS
            Simulcast only days                                              309                            302
            Live and simulcast days                                           55                             56
                                                                ----------------------         -----------------------
                                      TOTAL RACING DAYS                      364                            358

       ATTENDANCE
            Simulcast only days                                          132,000                        130,000
            Live and simulcast days                                      193,000                        191,000
                                                                ----------------------         -----------------------
                                      TOTAL ATTENDANCE                   325,000                        321,000

       ON-TRACK HANDLE
            Simulcast only days                                    $  43,819,000                  $  42,182,000
            Live and simulcast days
                Live racing                                           12,013,000                     11,321,000
                Simulcast racing                                      12,876,000                     12,494,000
       OUT-OF-STATE LIVE HANDLE                                        7,985,000                     12,635,000
                                                                ----------------------         -----------------------
                                      TOTAL HANDLE                 $  76,693,000                  $  78,632,000

       AVERAGE DAILY ATTENDANCE
            Simulcast only days                                              427                            430
            Live and simulcast days                                        3,509                          3,403

       ON-TRACK PER CAPITA WAGERING
            Simulcast only days                                    $         332                  $         324
            Live and simulcast days                                          129                            125

       ON-TRACK AVERAGE DAILY HANDLE
            Simulcast only days                                    $     141,809                  $     139,675
            Live and simulcast days                                      452,527                        425,268

         Total pari-mutuel revenues increased 3.0% to approximately $14,448,000 in 1998 from $14,024,000 in 1997. Total attendance for live and simulcast racing increased by 1.2% to 325,000 during the twelve months ended December 31, 1998, from 321,000 during the twelve months ended December 31, 1997. The total on-track per capita wager for fiscal year 1998 increased 2.8% compared to fiscal year 1997. Total on-track handle increased approximately 4.1% to $68,708,000 in 1998 from $65,997,000 in 1997. Handle wagered at out-of-state locations, however, decreased 36.8% or $4,650,000 compared to 1997, due to a switch in 1998 to Saturday afternoon live racing from Saturday evenings in 1997. Although the change reduced out-of-state live handle (because, given the greater number of available simulcast signals on Saturday afternoon, there was reduced interest among out-of-state tracks in carrying the Company's signal) this reduction was more than offset by an increase in on-track handle because of increased attendance at the Racetrack for the Saturday afternoon live races.

         Pari-mutuel revenues related to simulcast racing increased 4.1% to $11,394,000 in 1998 from $10,940,000 in 1997. This change was consistent with the change in total simulcast handle, which increased to $56,695,000 in 1998, up from $54,676,000 in 1997.

         On-track wagering on live races at the Racetrack increased by $ 692,000, or 6.1%, to $12,013,000 in 1998 from $11,321,000 in 1997, causing pari-mutuel revenue to increase by 6.1% to $2,535,000 in 1998 from $2,390,000 in 1997. Higher average daily attendance in 1998 on days when both simulcast and live racing were conducted, along with a higher per-capita wager on those days resulted in an increase in average daily handle of $27,259 or 6.4%.

         Pari-mutuel revenue from simulcasting the Racetrack's live races to out-of-state locations totalled approximately $233,000 in 1998 compared to $360,000 in 1997. The Racetrack receives amounts ranging from 2.50% to 3.00% of amounts wagered at out-of-state racetracks as a "guest fee". The decrease in revenues reflects the corresponding decrease in out-of-state handle in 1998 compared to 1997.

         Revenues recognized for proceeds from winning pari-mutuel tickets which were not presented for payment within one year of the end of the respective race meets were approximately $286,000 in 1998 compared to $333,000 in 1997.

         Total operating expenses increased 4.5% to $18,698,000 in 1998 from $17,898,000 in 1997. An increase of 4.3% in pari-mutuel expenses in fiscal year 1998, compared to fiscal year 1997, is directly related to the increase in handle. Salary and benefit expenses increased 8.8% in 1998 compared to 1997, due to additional full-time positions added in 1997 and 1998, additional employee benefit expenses in 1998 and to an increase in management bonuses in 1998.

         Repair and maintenance costs in 1998 increased by $282,000, or 63.5%, compared to 1997, primarily due to repairs and maintenance of the Racetrack parking lots during the third quarter of 1998. The Company also upgraded the facility's valet entrance and made other repairs of facility systems and video equipment during 1998.

         Other operating expenses decreased by approximately $275,000 in fiscal year 1998, compared to fiscal year 1999. Expense levels in 1997 for legislative activity were much higher than a normal year due to the Company's efforts to obtain legislative approval for a casino at the Racetrack. During fiscal year 1997 the Company incurred lobbying and communication expenses of $257,000 and charged an additional $150,000 to operations, including $86,000 of noncash expense resulting from the issuance of stock options to consultants, to develop financial, design and market feasibility studies related to the casino concept. While this proposal did not succeed in 1997, the Company continued to pursue legislative changes in 1998, incurring $76,000 of lobbying expenses. The Company's 1998 legislative efforts resulted in inclusion in the 1998 Omnibus tax bill of a provision which made permanent a tax reduction on pari-mutuel revenue which was scheduled to expire in 1999.

         Minnesota law requires the Company to allocate a portion of funds received from wagering on simulcast and live horse races for future payment as purses for live horse races or other uses of Minnesota's horsepersons' associations. This purse expense is one of the Company's largest single expense items. The minimum percentage required by law to be set aside for purses from simulcasting varies substantially depending on the time of year the simulcasting is conducted. For the 25-week period beginning in early May, which is the statutorily established "Racing Season," 50% of net pari-mutuel revenue, before deducting for purses, is allocated to a fund for the payment of purses during the live meet. For the remaining 27 weeks of the racing year, November through April, funds accumulate at the rate of 25% of net pari-mutuel revenue, before deducting for purses, but after deducting an 8% expense factor. Purse expense as a percentage of the Company's pari-mutuel commission and breakage revenues was consistent for 1998 and 1997 at 27.0% each year.

         Amounts paid to the Minnesota Breeders' Fund are a function of on-track handle and the increase from $696,000 in 1997 to $728,000 in 1998 is consistent with the increase in total on-track handle. Host track fees remained steady at to 3.45% of simulcast handle in 1998 compared to 3.44% in 1997. The host fee is calculated as a percentage of monies wagered on out-of-state racetracks (generally 2.50% to 4.50%) and is negotiated with each host track. The Racetrack received simulcast signals from over 50 race meets in 1998 and 1997.

         Interest expense decreased 28.9% to $118,151 in 1998 compared to $166,252 in 1997. Interest expense relates primarily to amounts due under line of credit agreements and to amounts due on advances from the MHBPA. The Company operated under a line of credit agreement with the Company's Chairman of the Board until June 11, 1998 when it was replaced with a commercial revolving credit line with Bremer Bank N.A. The combined average daily balance of the lines of credit utilized in 1998 was approximately $823,000. The average daily balance of the line of credit with the Chairman of the Board in 1997 was approximately $1,190,000. The weighted average rate of interest on the lines of credit was 8.53% and 9.42% for 1998 and 1997, respectively. Interest charged to operations under the line of credit with the Chairman of the Board was $43,349 in fiscal year 1998, and $112,137 in fiscal year 1997. Interest charged to operations in 1998 for the line of credit with Bremer Bank was $26,843. The average daily balance of amounts due under advances with the MHBPA was approximately $558,000 in 1998 compared to $662,000 in 1997. The weighted average rate of interest on the amounts due to the MHBPA was 8.49% for fiscal year 1998, compared to 8.17% for fiscal year 1997. The interest rate on the line of credit and the MHBPA advances was 7.75% at December 31, 1998 compared to 8.50% at December 31, 1997. Interest charged to operations on advances with the MHBPA was $47,416 in fiscal year 1998, compared to $54,108 in fiscal year 1997.

         Net income for the year ended December 31, 1998 was $433,747, compared to net income of $135,788 for the year ended December 31, 1997. Income before income taxes was $386,619 in 1998 compared to $144,188 in 1997. The Company recognized an income tax benefit in 1998 of $47,128 and incurred income tax expense of $8,400 in 1997. The income tax benefit is the net result of a $208,000 reduction of it's valuation allowance, offset by current income tax expense of $161,000 for fiscal year 1998. Since acquisition of the Company in 1994, the Company had fully offset any deferred tax assets with a valuation allowance due to the uncertainty of realization of the benefits in future periods. At December 31, 1998, management determined that based upon recent and projected profitability, it was more likely than not that $208,000 of the deferred tax asset would be utilized in the future and thus reduced it's valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES:

         During the year ended December 31, 1998, cash provided by operating activities was $1,383,697, which resulted principally from net income of $433,747, depreciation and amortization of $901,443, an increase in income taxes payable of $160,75, partially offset by the increase in the deferred tax asset of $208,000. During the year ended December 31, 1997, cash provided by operating activities was $1,077,527, which resulted principally from net income of $135,788, depreciation and amortization of $856,982, and an increase in accounts payable and accrued expenses of $130,802

         For fiscal 1998, net cash used in investing activities was $221,439 for capital expenditures, partially offset by proceeds from the sale of property and equipment of $33,091. The Company estimates that it will spend approximately $300,000 for capital expenditures during fiscal year 1999. For fiscal 1997, net cash used in investing activities was $1,283,152 which consisted of $935,141 for the acquisition of a 30 acre tract of undeveloped land adjacent to the Racetrack, and $395,355 for capital expenditures, primarily consisting of equipment and building improvements. These cash uses were partially offset by proceeds from the sale of equipment of $47,344.

         During 1998, cash used in financing activities was $1,154,301, which included the pay off of the Company's line of credit with its Chairman of the Board of $1,651,942 on June 11, 1998. This net payment was offset by the proceeds from borrowings under the new commercial revolving credit line of $608,449. Net payments on the advance from the MHBPA used net cash of $163,159 in 1998. The Company was provided cash of $52,351 in 1998 upon the issuance of common stock, due primarily to the exercise of options and to the issuance of common stock pursuant to the Company's employee stock purchase plan. Cash provided by financing activities was $273,168 for the year ended December 31, 1997, which represents the net proceeds on the Company's line of credit with its majority shareholder of $42,188, proceeds of $74,597 from the issuance of common stock and $156,383 net proceeds on the advance with the MHBPA.

         Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, approximately $3,650,000 and $3,287,000 in purse funds for the years ended December 31, 1998 and 1997, respectively. Minnesota Statutes specify that amounts transferred into trust are the property of the trust and not of the Company. Unpaid purse fund obligations due the MHBPA were $546,414 and $709,573 at December 31, 1998 and 1997, respectively. The interest rates on any statutory purses accrued but not transferred into the trust (which are guaranteed by the Company's Chairman of the Board) were 7.75% and 8.50% at December 31, 1998 and 1997, respectively.

         At December 31, 1997 the Company had a $3,000,000 line of credit arrangement with the Chairman of the Board, of which $1,651,942 was outstanding. The interest rate for borrowings under the line of credit was the prime rate at December 31, 1997. This line of credit was paid off on June 11, 1998 and was replaced by a commercial revolving credit line with Bremer Bank, N.A..

         The Company entered into a general credit and security agreement with Bremer Bank, N.A., a financial institution located in South Saint Paul, Minnesota, on June 3, 1998. Borrowings under the credit agreement include a commercial revolving credit line which provides for maximum advances of $2,250,000 with interest at the prime rate (7.75% at December 31, 1998). The new lending arrangement also includes a term loan commitment of $750,000.

         During 1998 and 1997, the Company hosted a number of special events in addition to horse racing in an effort to increase its cash flows and attain profitability in 1998 and 1997. Management believes that funds available under its bank credit agreement along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 1999.

         In August 1998, 1,437,000 warrants to purchase one share of common stock at an exercise price of $4.875 per share issued as part of the Company's 1994 initial public offering and 400,000 warrants issued to the Company's founders in connection with the public offering at an exercise price of $4.00 per share expired unexercised.

         Cash flows provided from operations in 1999 are anticipated to be comparable to cash flows provided by operations in 1998.

OPERATING PLAN:

         In 1998 the Company successfully conducted its fourth live race meet in four years. The Company plans a 56-day live race meet in 1999 consisting of a 26 days of mixed Thoroughbred and Quarter Horse racing and a 30-day Thoroughbred only meet. The Company competes with racetracks located throughout the United States in securing the better quality horses to run at the Racetrack. Attracting the owners and trainers of better quality horses is largely influenced by the ability to offer large purses. By limiting the number of live racing days and utilizing purse monies from simulcasting and live race wagering, the Company continues to offer purses during its live racing season which are comparable to previous Canterbury Park live race meets. However, the Company experiences stiff competition for better quality horses from a racetrack located near Des Moines, Iowa, as well as racetracks in Chicago, Illinois which offer substantially larger purses.

         The Company's ability to operate profitably in 1999 will depend primarily upon the Racetrack's ability to maintain levels of attendance and handle for live and simulcast racing at levels similar to previous years. The Company's revenues in 1998 are also significantly impacted by special event and facility rental revenues. While the Company plans to continue its emphasis on special events and maximizing the potential of the entire facility year-round, there can be no guarantee that 1998 levels will continue into the future. The Company also needs to maintain operating expenses at levels similar to 1998.

         Management intends to continue pursuing legislation for additional potential sources of revenue. These efforts could result in increased legislative related expenses in the future.

FACTORS AFFECTING FUTURE PERFORMANCE:

         The Company has identified and evaluated its in-house personal computer systems for year 2000 compliance. These PC based applications are compliant and are not considered to be critical to the Company's daily operations. The Company utilizes a racing office administrative network system which is considered to be obsolete and is in the process of being replaced. The new system will be functional for the 1999 live race meet beginning May 1999. The estimated cost of software and hardware replacement for the racing office system is $25,000.

         The Company has evaluated the impact that the failure of significant suppliers to achieve year 2000 readiness would have on its operations. The Company has a contract with Autotote Systems, Inc. ("Autotote") for totalizator services, including equipment and computer programs which record and process all wagers and calculate odds and payoffs which was recently extended through April 2004. Autotote has assured the Company, in writing, of their commitment to achieve year 2000 compliance. However, should Autotote fail to remediate its own year 2000 issue, pari-mutuel wagering would cease at the Racetrack beginning January 1, 2000. The Company's contingency plan is to enter into a comparable agreement with another of the industry's tote service providers. There can be no guarantee that the systems of other companies on which the Company's systems rely would be timely converted and would not have an adverse effect on the Company's systems.

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

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements of the Company are set forth on pages 20 through 33 of the Form 10-KSB:


                                                                                                                      Page
                                                                                                                  -------------

Independent Auditors' Report................................................................................           20

Consolidated Balance Sheets as of December 31, 1998 and 1997 ...............................................           21

Consolidated Statements of Operations for the years ended December 31, 1998 and
December 31, 1997 ..........................................................................................           22

Consolidated Statements of Changes in Stockholders' Equity for the years ended
December 31, 1998 and December 31, 1997 ....................................................................           23

Consolidated Statements of Cash Flows for the years ended December 31, 1998 and
December 31, 1997 ..........................................................................................           24

Notes to Consolidated Financial Statements for the years ended December 31, 1998 and
December 31, 1997 ..........................................................................................           25


INDEPENDENT AUDITORS' REPORT

Board of Directors
Canterbury Park Holding Corporation
Shakopee, Minnesota

We have audited the accompanying consolidated balance sheets of Canterbury Park Holding Corporation and subsidiary (the Company) as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Canterbury Park Holding Corporation and subsidiary as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP



March 15, 1999
Minneapolis, Minnesota


CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
---------------------------------------------------------------------------------------------------------------------

                                                                                     1998                  1997

ASSETS

CURRENT ASSETS:
     Cash                                                                       $    372,171          $    364,214
     Accounts receivable                                                             215,296               185,468
     Inventory                                                                        89,640                76,657
     Deposits                                                                         20,000                20,000
     Prepaid expenses                                                                121,859               106,381
                                                                                ----------------      ----------------
         Total current assets                                                        818,966               752,720

PROPERTY AND EQUIPMENT, net  (Note 2)                                              8,386,439             9,061,205

DEFERRED TAX ASSET  (Note 3)                                                         208,000

INTANGIBLE ASSETS, net of accumulated amortization of
      $20,113 and $14,875, respectively                                                4,256                 9,494
                                                                                ----------------      ----------------
                                                                                $  9,417,661          $  9,823,419
                                                                                ----------------      ----------------
                                                                                ----------------      ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                           $    760,132          $    715,062
     Accrued wages and payroll taxes                                                 166,898               200,942
     Accrued interest                                                                100,367               103,184
     Advance from MHBPA (Note 1)                                                     546,414               709,573
     Advance from shareholder (Note 6)                                                                   1,651,942
     Borrowings under credit agreement (Note 6)                                      608,449
     Accrued property taxes                                                          354,022               305,032
     Income taxes payable                                                            160,875
     Payable to horsepersons                                                          70,805                14,923
                                                                                ----------------      ----------------
         Total current liabilities                                                 2,767,962             3,700,658

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

STOCKHOLDERS' EQUITY (Note 4):
     Common stock, $.01 par value, 10,000,000 shares authorized, 3,020,167
         and 2,998,848, respectively, shares issued and outstanding                   30,202                29,989
     Additional paid-in capital                                                    8,132,809             8,061,875
     Unearned compensation                                                                                 (22,044)
     Accumulated deficit                                                          (1,513,312)           (1,947,059)
                                                                                ----------------      ----------------
         Total stockholders' equity                                                6,649,699             6,122,761
                                                                                ----------------      ----------------
                                                                                $  9,417,661          $  9,823,419
                                                                                ----------------      ----------------
                                                                                ----------------      ----------------

See notes to consolidated financial statements.


CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998 AND  1997
--------------------------------------------------------------------------------------------------------------------------

                                                                                      1998                    1997

OPERATING REVENUES:
     Pari-mutuel                                                                $   14,448,354         $    14,023,668
     Concessions                                                                     2,578,262               2,421,538
     Admissions and parking                                                            563,091                 602,215
     Publications                                                                      733,075                 759,657
     Other operating revenue                                                           872,795                 395,138
                                                                                ------------------      ------------------
                                                                                    19,195,577              18,202,216

OPERATING EXPENSES:
     Pari-mutuel expenses:
         Statutory purses                                                            3,828,864               3,689,747
         Host track fees                                                             1,953,901               1,880,779
         Pari-mutuel taxes                                                              78,020                  51,177
         Minnesota Breeders' Fund                                                      728,387                 696,459
     Salaries and benefits                                                           4,703,506               4,321,476
     Cost of sales related to concessions                                              772,290                 721,146
     Cost of sales related to publications                                             783,256                 856,472
     Depreciation and amortization                                                     901,443                 856,982
     Repairs, maintenance and supplies                                                 725,497                 443,851
     Property taxes                                                                    417,003                 309,764
     Advertising and marketing                                                         863,213                 873,855
     Utilities                                                                         692,992                 671,228
     Other operating expenses                                                        2,250,022               2,525,083
                                                                                ------------------      ------------------
                                                                                    18,698,394              17,898,019

NONOPERATING (EXPENSES) REVENUES:
     Interest expense (Note 6)                                                        (118,151)               (166,252)
     Other, net                                                                          7,587                   6,243
                                                                                ------------------      ------------------
                                                                                      (110,564)               (160,009)
                                                                                ------------------      ------------------

INCOME BEFORE INCOME TAX EXPENSE                                                       386,619                 144,188

     Income tax benefit (expense) (Note 3)                                              47,128                  (8,400)

                                                                                ------------------      ------------------
NET INCOME                                                                      $      433,747         $       135,788
                                                                                ------------------      ------------------
                                                                                ------------------      ------------------


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                 3,005,164               2,976,961
                                                                                ------------------      ------------------
                                                                                ------------------      ------------------

BASIC NET INCOME PER COMMON SHARE (Note 5)                                      $          .14          $          .05
                                                                                ------------------      ------------------
                                                                                ------------------      ------------------

DILUTED NET INCOME PER COMMON SHARE (Note 5)                                    $          .14          $          .04
                                                                                ------------------      ------------------
                                                                                ------------------      ------------------


See notes to consolidated financial statements.


CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998 AND 1997
----------------------------------------------------------------------------------------------------------------

                                                                      Additional      Unearned
                                       Number          Common          Paid-in         Compen-       Accumulated
                                     of Shares          Stock          Capital         sation          Deficit            Total
                                    -------------    ------------    -------------   ------------   ---------------   --------------

BALANCE,  DECEMBER  31, 1996          2,961,382     $   29,614      $7,879,551                      $(2,082,847)       $5,826,318

Exercise of stock options                22,500            225          42,494                                             42,719

Issuance and amortization of
     compensatory stock options                                        108,102      $  (22,044)                            86,058

Shares issued under Employee Stock
     Purchase Plan                       14,966            150          31,728                                             31,878

Net income                                                                                              135,788           135,788
                                    -------------   ------------    -------------   ------------   ---------------   --------------

BALANCE,  DECEMBER  31, 1997          2,998,848     $   29,989      $8,061,875      $  (22,044)    $ (1,947,059)     $  6,122,761

Exercise of stock options                 8,775             88          20,276                                             20,364

Issuance and amortization of
     compensatory stock options                                         18,796          22,044                             40,840

Shares issued under Employee Stock
     Purchase Plan                       12,544            125          31,862                                             31,987

Net income                                                                                              433,747           433,747
                                    -------------   ------------    -------------   ------------   ---------------   --------------

BALANCE,  DECEMBER 31, 1998           3,020,167     $   30,202      $8,132,809      $        0     $ (1,513,312)     $  6,649,699
                                    -------------   ------------    -------------   ------------   ---------------   ---------------
                                    -------------   ------------    -------------   ------------   ---------------   ---------------




See notes to consolidated financial statements.


CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998 AND  1997
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                               1998                    1997

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                          $       433,747        $       135,788
     Adjustments to reconcile net income to net cash provided by operations:
         Depreciation and amortization                                                           901,443                856,982
         Deferred income taxes                                                                  (208,000)
         Stock options issued for consulting services                                             40,840                 86,058
         (Increase) decrease in accounts receivable                                              (29,828)                 1,366
         Increase in other current assets                                                        (28,461)               (28,940)
         Increase in income taxes payable                                                        160,875
         Increase in accounts payable and accrued expenses                                        11,026                130,802
         Decrease in accrued interest                                                             (2,817)               (46,203)
         Increase (decrease) in accrued property taxes                                            48,990                (65,884)
         Increase in payable to horsepersons                                                      55,882                  7,558
                                                                                         ------------------     -------------------
              Net cash provided by operations                                                  1,383,697              1,077,527

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment and other assets                                       (254,530)              (395,355)
     Additions to land                                                                                                 (935,141)
     Proceeds from sale of property and equipment                                                 33,091                 47,344
                                                                                         ------------------     -------------------
         Net cash used in investing activities                                                  (221,439)            (1,283,152)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from borrowings under credit agreement                                         608,449
     Net (payments on) proceeds from advance by MHBPA                                           (163,159)               156,383
     Proceeds from issuance of common stock                                                       52,351                 74,597
     Net (payments on) proceeds from advance from shareholder                                 (1,651,942)                42,188
                                                                                         ------------------     -------------------
         Net cash (used in) provided by financing activities                                  (1,154,301)               273,168
                                                                                         ------------------     -------------------

NET INCREASE IN CASH                                                                               7,957                 67,543

CASH AT BEGINNING OF YEAR                                                                        364,214                296,671
                                                                                         ------------------     -------------------

CASH AT END OF YEAR                                                                      $       372,171        $       364,214
                                                                                         ------------------     -------------------
                                                                                         ------------------     -------------------


INTEREST PAID                                                                            $       120,968        $       212,450
                                                                                         ------------------     -------------------
                                                                                         ------------------     -------------------

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND  1997
-------------------------------------------------------------------------------

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

         BASIS OF ACCOUNTING - The consolidated financial statements have been prepared assuming that the Company will continue in existence. This contemplates the realization of assets and settlement of obligations in the ordinary course of business. The Company has incurred cumulative operating losses of approximately $1,513,000, and has a working capital deficit of approximately $1,949,000 at December 31, 1998. During 1998 and 1997, the Company hosted a number of special events in addition to horse racing in an effort to increase its cash flows and attain profitability. These additional events, combined with the benefit to the Company of legislative changes referred to below, have allowed the Company to achieve profitability in 1996 through 1998. Management continues to pursue legislation for additional potential sources of revenue and has secured traditional bank financing. Management believes that funds available under its bank line of credit along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 1999.

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

         UNCASHED WINNING TICKETS - Pari-mutuel tickets which are not cashed within one year of the end of the respective race meet become the property of the Company. The Company records revenue associated with the uncashed winning tickets at the time that, based on historical experience, management can reasonably estimate the amount of additional winning tickets from a race meet that will be presented for payment.

         PARI-MUTUEL TAXES - The first $12 million of pari-mutuel revenue is exempt from the 6% pari-mutuel tax. Pari-mutuel taxes are estimated for each 12 month period from July 1 through June 30, and an estimated annual effective tax rate is applied to all pari-mutuel commission revenues.

         ADVANCE FROM THE MINNESOTA HORSEMEN'S BENEVOLENT AND PROTECTIVE ASSOCIATION, INC. (THE "MHBPA") - The Minnesota Pari-Mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as statutory purses in the statements of operations), received from wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons' associations. Pursuant to an agreement with the Minnesota Horsemens Benevolent and Protective Association (the "MHBPA"), the Company has transferred into a trust account or paid directly to the MHBPA, approximately $3,650,000 and $3,287,000 for the years ended December 31, 1998 and 1997, respectively, related to thoroughbred races. Amounts due to the MHBPA are guaranteed by the Chairman of the Board. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company. The interest rates on any statutory purses accrued but not transferred into the trust were 7.75% and 8.50% at December 31, 1998 and 1997, respectively.

         SHORT-TERM BORROWINGS - The weighted average interest rates on short-term borrowings at December 31, 1998 and 1997 are 7.75% and 8.50%, respectively. The weighted average rates for 1998 and 1997 were 8.51% and 8.97%, respectively.

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

         RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in stockholders' equity except those resulting from investments by and distributions to owners. SFAS No. 130 is not currently applicable for the Company because the Company did not have any items of other comprehensive income in any of the periods presented.

         SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued in June 1998. SFAS No. 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The standard requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting for three types of hedges. SFAS No. 133 is effective for the Company year beginning January 1, 2000. The Company is currently assessing the impact on the Company's financial position and results of operations.

2.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31:

                                                                                      1998                     1997

           Land                                                               $        3,617,865        $        3,648,851
           Buildings and building improvements                                         2,883,817                 2,829,762
           Furniture and equipment                                                     5,588,999                 5,392,330
                                                                              ---------------------     --------------------
                                                                                      12,090,681                11,870,943
           Accumulated depreciation                                                   (3,704,242)               (2,809,738)
                                                                              ---------------------     --------------------
                                                                              $        8,386,439        $        9,061,205
                                                                              ---------------------     --------------------


3.       INCOME TAXES

         A reconciliation between income taxes computed at the statutory federal income tax rate and the effective tax rate is as follows:

                                                                                         1998                     1997

           Federal tax expense computed at statutory rate                         $          135,000       $           50,000
           Decrease in valuation allowance                                                  (217,000)                (155,000)
           Nondeductible lobbying expense                                                     27,000                   90,000
           State expense, net of federal impact                                               30,000                   24,000
           Other                                                                             (22,000)                    (600)
                                                                                  --------------------     --------------------
                                                                                  $          (47,000)      $            8,400
                                                                                  --------------------     --------------------

         Temporary differences, tax carryforwards and the valuation allowance at December 31 are as follows:

                                                                                         1998                     1997

           Operating loss carryforward                                            $          262,000       $          491,000
           Federal / State AMT Benefit                                                       165,000
           Tax depreciation greater than book depreciation                                  (174,000)                (247,000)
           Organizational and start-up costs                                                   8,000                   31,000
           Repairs capitalized                                                                10,000                   13,000
           Other                                                                              67,000                   59,000
           Valuation allowance                                                              (130,000)                (347,000)
                                                                                  --------------------     --------------------
                                                                                  $          208,000       $                -
                                                                                  --------------------     --------------------

         The benefit of deferred tax assets was entirely offset by a valuation allowance at December 31, 1997 because future realization was uncertain. At December 31, 1998, management determined that based on recent and projected profitability, it was more likely than not that $208,000 of the deferred tax asset would be utilized in the future and thus reduced it's valuation allowance. The Company has federal income tax net operating loss carryforwards of approximately $633,000 at December 31, 1998 which expire in 2009 through 2011.

4.       STOCKHOLDERS' EQUITY

         EMPLOYEE STOCK PURCHASE PLAN:

         On April 3, 1995, the Board of Directors adopted the 1995 Employee Stock Purchase Plan. The plan, which is open to all employees of the Company working more than 15 hours per week, commenced on April 15, 1995 and will continue for ten years. The plan consists of one-year phases. The phases commence on October 1 of each year. Under the terms of the plan, employees may set aside a portion of their payroll earnings to purchase shares of the Company's common stock at the lower of 85% of the fair market value of the shares on the commencement date of each phase or 85% of the fair market value on the termination date of each phase. The plan provides for the sale of up to 100,000 shares. The plan issued 12,544 and 14,966 shares in 1998 and 1997, respectively.

         401(k) PLAN:

         On June 1, 1998 the Company established a defined contribution savings plan for employees who had completed one year of service, as defined in the Plan document. The defined contribution savings plan allows for employee compensation deferral contributions under Section 401(k) of the Internal Revenue Code and discretionary contributions by the Company. Employer contributions charged to operations in 1998 were approximately $15,000.

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

Stock option activity related to the Plan during the years ended December 31, 1998 and 1997 is summarized below:

                                                          1998                                          1997
                                        ------------------------------------------    ------------------------------------------
                                                              Weighted Average                               Weighted Average
                                            Shares             Exercise Price               Shares            Exercise Price
                                        ----------------     ---------------------    -----------------    ---------------------

           Outstanding at
             beginning of year                 263,500       $            2.47               184,000       $            2.58

           Granted                             112,000                    2.55               102,000                    2.12
           Exercised                            (6,275)                   2.05               (21,500)                   1.85
           Canceled                             (1,500)                   2.50                (1,000)                   2.06
                                        ----------------     ---------------------    -----------------    ---------------------

           Outstanding at end of
             year                              367,725       $            2.50               263,500       $            2.47
                                        ----------------     ---------------------    -----------------    ---------------------
                                        ----------------     ---------------------    -----------------    ---------------------

           Options exercisable at
             end of year                       313,225       $            2.49               221,750       $            2.54
                                        ----------------     ---------------------    -----------------    ---------------------
                                        ----------------     ---------------------    -----------------    ---------------------


         In addition to options granted under the plan, in June 1994 the Company issued options to purchase 73,000 shares of common stock to certain individuals who were instrumental in assisting the Company commence operations. During 1998, 2,500 of these options were exercised. The 69,500 options remaining at December 31, 1998 are exercisable at $3.00 per share and expire in August 1999.

         In 1997, the Company issued an option to purchase 50,000 shares of common stock at an exercise price of $3.75 per share, for consulting services. The option was valued at $88,176, of which $22,044 was recognized in the 1998 statement of operations and $66,132 was recognized in 1997. The option expires March 31, 2000.

         The Company also issued options in 1998 and 1997 to purchase 15,000 and 12,500 shares of common stock, respectively, to a Board member for consulting services. The exercise prices of the options are $2.625 and $3.25 per share, respectively. The options were valued at $18,796 and $19,926 and were recognized in the 1998 and 1997 statements of operations, respectively. The option issued in 1998 expires in September 2001 and the option issued in 1997 expires in November 1999.

         In 1994, the Chairman of the Board was granted an option to purchase 51,825 shares at $2.625 per share. This option expires on May 20, 1999.

         At December 31, 1998, the weighted average remaining contractual life of all options was 62 months, and the range of exercise prices was $1.75 to $4.00.

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

                                                                        1998                      1997
                                                                ---------------------     ---------------------
           Net Income (Loss):
                As reported                                     $        433,747          $        135,788
                Pro forma                                                212,052                   (71,022)

           Basic Earnings (Loss) Per Share:
                As reported                                     $            .14          $            .05
                Pro forma                                                    .07                      (.02)

           Diluted Earnings (Loss) Per Share"
                As reported                                     $            .14          $            .04
                Pro forma                                                    .07                      (.02)

         The fair value of options granted under the Stock Option Plan during 1998 and 1997 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

                                                                        1998                      1997
                                                                ---------------------     ---------------------
           Dividend yield                                                  None                      None
           Expected volatility                                              78%                       85%
           Risk-free interest rate                                        5.86%                     6.56%
           Expected life of option                                      120 mo.                   120 mo.
           Fair value of options on grant date                      $   245,173               $   214,931

         WARRANTS:

         In 1994, the Company issued warrants to purchase 400,000 shares of common stock at an exercise price of $4.00 to the Company's founders in consideration for services performed. The warrants expired in August 1998 unexercised. Also, warrants to purchase 1,437,300 shares of common stock related to the initial public offering which were exercisable at $4.88 per share expired in August 1998 unexercised.

         In addition to the above, the Company's selling agents have a warrant to purchase 125,000 units (each unit consisting of one share of common stock and one warrant to purchase one share of common stock) at an exercise price of $4.80 per unit which expires in August 1999.

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



5.       EARNINGS PER SHARE
                                             Year Ended December 31, 1998                     Year Ended December 31,1997
                                     ----------------------------------------------  ----------------------------------------------
                                        Income           Shares         Per Share       Income           Shares         Per Share
                                     (Numerator)     (Denominator)       Amount       (Numerator)     (Denominator)      Amount
                                     -------------   ---------------   ------------  --------------  ----------------  ------------

          Net Income                 $   433,747                                     $   135,788
                                     -------------                                   --------------
                                     -------------                                   --------------


          BASIC EPS
          Income available
            to common
            stockholders                 433,747         3,005,164     $      .14        135,788         2,976,961     $     .05
                                     -------------                     ------------  --------------                    -------------
                                     -------------                     ------------  --------------                    -------------

          EFFECT OF DILUTIVE
          SECURITIES
          Stock options                                     83,889                                         114,932
                                                     ---------------                                 ----------------

          DILUTED EPS
          Income available
            to common stock-
            holders                  $   433,747         3,089,053     $      .14    $   135,788         3,091,893     $     .04
                                     -------------   ---------------   ------------  --------------  ----------------  ------------
                                     -------------   ---------------   ------------  --------------  ----------------  ------------


         Options to purchase 211,000 shares of common stock at a weighted average exercise price of $3.42 per share were outstanding during 1998 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. The options which expire in an average of 33 months were still outstanding at the end of year 1998. In addition, the 1,837,400 warrants which expired in August 1998, and 125,000 warrants which expire in August 1999, were excluded in both years because the weighted average exercise price of $4.70 was greater than the average market price of the common shares.

6.       LINES OF CREDIT

         At December 31, 1997 the Company had a $3,000,000 line of credit arrangement with the Chairman of the Board, of which $1,651,942 was outstanding. The interest rate for borrowings under the line of credit was the prime rate at December 31, 1997. This line of credit was paid off on June 11, 1998 and was replaced by a commercial revolving credit line with Bremer Bank, N.A.. Interest charged to operations under the line of credit with the Chairman of the Board was approximately $43,000 and $112,000 for the periods ended December 31, 1998 and 1997, respectively.

         The Company entered into a general credit and security agreement with Bremer Bank, N.A., a financial institution located in South Saint Paul, Minnesota, on June 3, 1998. Borrowings under the credit agreement include a commercial revolving credit line which provides for maximum advances of $2,250,000 with interest at the prime rate (7.75% at December 31, 1998). The new lending arrangement also includes a term loan commitment of $750,000. Interest charged to operations under this line of credit was approximately $27,000 for the period ended December 31, 1998. The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements as of December 31, 1998. The Company's current loan arrangements with a commercial bank prohibit the payment of dividends without the bank's consent.

7.       OPERATING LEASES AND COMMITMENTS

         In May 1994 the Company entered into a five-year totalizator services agreement with Autotote Systems, Inc. (Autotote). Pursuant to the agreement, Autotote provides totalizator equipment and computer programs which record and process all wagers and calculate the odds and payoffs. For such services, Autotote receives a fee of approximately .35% of the gross monies wagered. Amounts charged to operations under this agreement for the years ended December 31, 1998 and 1997 were approximately $306,000 and $311,000, respectively. During the 1998 and1997 live race meets, Autotote provided uplink services which enabled the Company to simulcast horse races held at Canterbury Park to out-of-state racetracks. These services resulted in an amount charged to operations in 1998 and 1997 of approximately $102,000 and $95,000, respectively. Effective January 1, 1999, the Company extended the totalizator services agreement with Autotote through April, 2004. A director of the Company is the regional sales manager of Autotote.

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

         In 1998 and 1997, the Company paid $40,000 and $50,000, respectively, to a Board member for advertising and marketing services provided to the Company. This Board member was also granted 15,000 stock options in 1998 and 12,500 stock options in 1997 (refer to Note 4).

10.      OPERATING SEGMENTS

         The Company has two reportable operating segments: horse racing and concessions. The horse racing segment includes simulcast and live racing operations. The concessions segment provides concessions during simulcast racing, live racing and special events. The Company's reportable operating segments are strategic business units that offer different products and services. They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services. The horse racing segment is regulated by the State of Minnesota Racing Commission.

         The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

         All depreciation, interest expense and income taxes are recorded in the horse racing segment and no allocation is made to concessions for shared facilities. However, the concessions segment pays approximately 25% of gross revenues to the horse racing segment for use of the facilities.

         The following table provides information about the Company's operating segments (in 000's):


                                             Year Ended December 31, 1998                   Year Ended December 31,1997
                                     ---------------------------------------------  --------------------------------------------
                                     Horse Racing     Concessions       Total       Horse Racing     Concessions        Total
                                     --------------  --------------  -------------  -------------  ---------------  -------------
          Revenues from external
               customers                 $16,494         $2,701          $19,195        $15,679        $2,523           $18,202
          Intersegment revenues              725                             725            592                             592
          Net interest expense              (111)                           (111)          (160)                           (160)
          Depreciation and
               amortization                  901                             901            857                             857
          Segment income before
               income taxes                  377             62              439            137            131              268

          Segment Assets                  $9,347           $240           $9,587         $9,705           $249           $9,954
                                     --------------  --------------  -------------  -------------  ---------------  -------------
                                     --------------  --------------  -------------  -------------  ---------------  -------------

         Included in horse racing segment revenues for the years ended December 31, 1998 and 1997 is approximately $680,000 and $195,000, respectively, for rental of the racing facility for special events.

         The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company's consolidated totals (in 000's):

                                                                                    1998                    1997
                                                                             -------------------     -------------------
         REVENUES
           Total revenue for reportable segments                                        $19,920                 $18,794
           Elimination of intersegment revenues                                            (725)                   (592)
                                                                             -------------------     -------------------
                    Total consolidated revenues                                          19,195                  18,202
                                                                             -------------------     -------------------
                                                                             -------------------     -------------------

         INCOME BEFORE INCOME TAXES
           Total segment income before income taxes                                        $439                    $268
           Elimination of intersegment income before income taxes                           (53)                   (124)
                                                                             -------------------     -------------------
                    Total consolidated income before income taxes                           386                     144
                                                                             -------------------     -------------------
                                                                             -------------------     -------------------

                                                                             December 31, 1998       December 31, 1997
                                                                             -------------------     -------------------
         ASSETS
           Total assets for reportable segments                                          $9,587                  $9,954
           Elimination of intercompany receivables                                         (169)                   (131)
                                                                             -------------------     -------------------
                    Total consolidated assets                                             9,418                   9,823
                                                                             -------------------     -------------------
                                                                             -------------------     -------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.




                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          Information required under this item with respect to the directors will be set forth in a section captioned "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 1999 (the "1999 Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of the close of the 1998 fiscal year, which information is incorporated herein by reference. Information regarding executive officers is presented under Item 1 herein.

ITEM 10.  EXECUTIVE COMPENSATION

          Information required under this item will be set forth in a section entitled "Executive CompensatioCompany's 1999 Proxy Statement which information is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information required under this item will be set forth in a section entitled "Shareholdings of Principal Shareholders and Management" in the Company's 1999 Proxy Statement which information is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information required under this item will be set forth in a section entitled "Certain Transactions" in the Company's 1999 Proxy Statement which information is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. See Exhibit Index at page 36 which is incorporated herein by reference. Exhibits that cover management contracts or compensatory plans or arrangements are marked with an asterisk (*) on the Exhibit Index.

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fourth quarter of 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 1999            CANTERBURY PARK HOLDING CORPORATION

                            By    /s/ Randall D. Sampson
                                  ---------------------------------------------
                                  Randall D. Sampson
                                  President and Chief Executive Officer

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

             SIGNATURE                                       TITLE                                       DATE
             ---------                                       ----                                        ----
/s/Curtis A. Sampson                           Chairman of the Board                               March 31, 1999
-------------------------------------
Curtis A. Sampson


/s/ Dale H. Schenian                           Director; Vice Chairman                             March 31, 1999
-------------------------------------
Dale H. Schenian


/s/ Randall D. Sampson                         Chief Executive Officer, President,                 March 31, 1999
-------------------------------------          Chief Financial Officer, General
Randall D. Sampson                             Manager, Treasurer and Director


/s/ Brian C. Barenscheer                       Director                                            March 31, 1999
-------------------------------------
Brian C. Barenscheer


/s/ Gibson Carothers                           Director                                            March 31, 1999
-------------------------------------
Gibson Carothers


/s/ Terence McWilliams                         Director                                            March 31, 1999
-------------------------------------
Terance McWilliams


/s/ Carin Offerman                             Director                                            March 31, 1999
-------------------------------------
Carin Offerman


/s/ Judith M. Dahlke
-------------------------------------          Chief Accounting Officer                            March 31, 1999
Judith M. Dahlke



                               CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

                                                Exhibit Index To
                                Form 10-KSB for the Year Ended December 31, 1998

   Regulation S-B                                                                   Location in Consecutive Numbering
   Exhibit Table                                                                    System as Filed with the Securities
     Reference             Title of Document                                        and Exchange Commission
---------------------      --------------------------------------------------       --------------------------------------
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


        4.1                Warrant Agreement between the Company and the            Filed as Exhibit 4.1 to the SB-2
                           Warrant Agent                                            Registration Statement and incorporated
                                                                                    herein by reference.


        10.1               Plan of Reorganization dated as of May 20, 1994          Filed as Exhibit 10.1 to the SB-2
                           between Canterbury Park Holding Corporation and          Registration Statement and incorporated
                           Canterbury Park Concessions, Inc.                        herein by reference.


        10.2               Restated Stock Purchase Agreement                        Filed as Exhibit 10.2 to the SB-2
                                                                                    Registration Statement and incorporated
                                                                                    herein by reference.


        10.3               Letter dated April 4, 1994 from the Minnesota            Filed as Exhibit 10.3 to the SB-2
                           Horsemen's Benevolent and Protective Association,        Registration Statement and incorporated
                           Inc. to Minnesota Racing Commission waiving 125          herein by reference.
                           day racing minimum


        10.4               Totalizator Services Agreement dated May 2, 1994         Filed as Exhibit 10.4 to the SB-2
                           between Autotote Systems, Inc. and Canterbury            Registration Statement and incorporated
                           Park Holding Corporation.                                herein by reference.


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


   Regulation S-B                                                                   Location in Consecutive Numbering
   Exhibit Table                                                                    System as Filed with the Securities
     Reference             Title of Document                                        and Exchange Commission
---------------------      --------------------------------------------------       -----------------------------------
        10.7               Curtis A. Sampson Guaranty to HRA                        Filed as Exhibit 10.7 to the SB-2
                                                                                    Registration Statement and incorporated
                                                                                    herein by reference.



        10.8               Form of Founders' Warrants                               Filed as Exhibit 10.8 to the SB-2
                                                                                    Registration Statement and incorporated
                                                                                    herein by reference.



        10.9               Curtis A. Sampson Warrant                                Filed as Exhibit 10.9 to the SB-2
                                                                                    Registration Statement and incorporated
                                                                                    herein by reference.



        10.10              General Credit and Security Agreement dated as of        Filed as Exhibit 10.10 herewith at page
                           June 3, 1998 between Canterbury Park Holding             40.
                           Corporation and Bremer Bank N.A. (previously
                           First American Bank, N.A.)  This exhibit 10.10
                           replaces exhibit 10.10 filed previously as an
                           exhibit to the SB-2 Registration Statement.


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


         10.12             Compensatory Employee and Advisor                        Filed as Exhibit 4.2 to the
                           Stock Plan                                               Registration Statement on Form S-8 of
                                                                                    the Company filed on August 28, 1997
                                                                                    (File No. 333-34509) and incorporated
                                                                                    herein by reference.


          10.13            Stock Option Plan for Non-Employee Consultants           Filed as Exhibit 4.3 to the
                           and Advisors                                             Registration Statement on Form S-8 of
                                                                                    the Company filed on August 28, 1997
                                                                                    (File No. 333-34509) and incorporated
                                                                                    herein by reference.


            21             Subsidiary of the Registrant                             Filed herewith at page 38.


            23             Independent Auditors' Consent                            Filed herewith at page 39.


            24             Power of Attorney                                        Included in signature page at
                                                                                    page 35.


The exhibits referred to in this Exhibit will be supplied to a shareholder at a charge of $.25 per page upon written request directed to Canterbury Park Holding Corporation at the executive offices of the Company.