Form 10QSB
period 1999-03-31
CANTERBURY PARK HOLDING CORP
filed 1999-05-17
CIK 926761

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB


(Mark One)

XXX          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---          EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31,
             1999.
___          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________
             TO__________.

                        Commission File Number 0-24554
                                               -------

                      Canterbury Park Holding Corporation
           -----------------------------------------------------------
           (Exact name of business issuer as specified in its charter)


           Minnesota                                         41-1775532
------------------------------------                --------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)

1100 Canterbury Road, Shakopee, Minnesota          55379
-----------------------------------------------    ----------
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

The Company had 3,083,992 shares of common stock, $.01 par value per share, outstanding as of May 12, 1999.

                     Canterbury Park Holding Corporation

                                    INDEX

                                                                                                          Page
                                                                                                          ----
PART 1.       FINANCIAL INFORMATION

              Item 1.      Financial Statements
                           --------------------

                           Consolidated Balance Sheets as of
                           March 31, 1999 and December 31, 1998..............................................3

                           Consolidated Statements of Operations for the periods ended
                           March 31, 1999 and 1998...........................................................4

                           Consolidated Statements of Cash Flows for the periods ended
                           March 31, 1999 and 1998...........................................................5

                           Notes to Consolidated Financial Statements........................................6

              Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS..............................................8


PART II.      OTHER INFORMATION.............................................................................13

              Signatures....................................................................................13

              CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY


CONSOLIDATED BALANCE SHEETS
MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998
----------------------------------------------------------------------------------------------------------------------

                                                                                      MARCH 31,           DECEMBER 31,
                                                                                        1999                  1998
ASSETS

CURRENT ASSETS
     Cash                                                                         $       491,231       $      372,171
     Accounts receivable                                                                  277,204              215,296
     Inventory                                                                             93,625               89,640
     Deposits                                                                              20,000               20,000
     Prepaid expenses                                                                     147,228              121,859
                                                                                  -----------------     ------------------
                  Total current assets                                                  1,029,288              818,966

PROPERTY AND EQUIPMENT, net of accumulated depreciation
     of $3,884,677 and $3,704,242, respectively                                         8,270,223            8,386,439

DEFERRED TAX ASSET                                                                        208,000              208,000

INTANGIBLE ASSETS, net of accumulated amortization of
     $21,424 and $20,113, respectively                                                      2,945                4,256
                                                                                  -----------------     ------------------
                                                                                  $     9,510,456       $    9,417,661
                                                                                  -----------------     ------------------
                                                                                  -----------------     ------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                             $       930,696       $      760,132
     Accrued wages and payroll taxes                                                      188,871              166,898
     Accrued interest                                                                      42,760              100,367
     Advance from MHBPA                                                                   464,033              546,414
     Borrowings under credit agreement (Note 2)                                                                608,449
     Accrued property taxes                                                               410,952              354,022
     Income taxes payable                                                                  59,380              160,875
     Payable to horsepersons                                                               72,140               70,805
                                                                                  -----------------     ------------------
                  Total current liabilities                                             2,168,832            2,767,962

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value, 10,000,000 shares authorized,
         3,080,992 shares issued and outstanding                                           30,810               30,202
     Additional paid-in capital                                                         8,296,700            8,132,809
     Accumulated deficit                                                                 (985,886)          (1,513,312)
                                                                                  -----------------     ------------------
                  Total stockholders' equity                                            7,341,624            6,649,699
                                                                                  -----------------     ------------------
                                                                                  $     9,510,456       $    9,417,661
                                                                                  -----------------     ------------------
                                                                                  -----------------     ------------------

See notes to consolidated financial statements.

              CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF OPERATIONS
PERIODS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------

                                                                           THREE MONTHS ENDED           THREE MONTHS ENDED
                                                                             MARCH 31, 1999               MARCH 31, 1998
OPERATING REVENUES:
     Pari-mutuel                                                         $        2,872,915           $        2,732,019
     Concessions                                                                    422,567                      413,870
     Admissions and parking                                                           7,210                       54,108
     Programs and racing forms                                                      130,807                      123,319
     Other operating revenue                                                        203,286                      190,403
                                                                         -----------------------      -----------------------
                                                                                  3,636,785                    3,513,719

OPERATING EXPENSES:
     Pari-mutuel expenses
         Statutory purses                                                           266,509                      255,719
         Host track fees                                                            475,379                      457,715
         Pari-mutuel taxes                                                           23,530                       21,720
         Minnesota breeders' fund                                                   151,591                      143,948
     Salaries and benefits                                                          853,162                      785,477
     Cost of concession sales                                                       120,369                      102,863
     Cost of publication sales                                                      144,731                      133,299
     Depreciation and amortization                                                  181,746                      222,088
     Utilities                                                                      154,710                      148,894
     Repairs, maintenance and supplies                                              103,794                      104,742
     Property taxes                                                                  56,931                       86,056
     Advertising and marketing                                                      102,836                       88,721
     Other operating expenses                                                       360,564                      397,580
                                                                         -----------------------      -----------------------
                                                                                  2,995,852                    2,948,822

NONOPERATING (EXPENSES) REVENUES:
     Interest  expense                                                              (13,741)                     (40,749)
     Other, net                                                                        234
                                                                         -----------------------      -----------------------
                                                                                    (13,507)                     (40,749)
                                                                         -----------------------      -----------------------

INCOME BEFORE INCOME TAX EXPENSE                                                    627,426                      524,148


INCOME TAX EXPENSE (Note 1)                                                        (100,000)
                                                                         -----------------------      -----------------------

NET INCOME                                                               $          527,426           $          524,148
                                                                         -----------------------      -----------------------
                                                                         -----------------------      -----------------------

BASIC NET INCOME PER COMMON SHARE (Note 1)                               $              .17           $              .17
                                                                         -----------------------      -----------------------
                                                                         -----------------------      -----------------------

DILUTED NET INCOME PER COMMON SHARE (Note 1)                             $              .16           $              .17
                                                                         -----------------------      -----------------------
                                                                         -----------------------      -----------------------

See notes to consolidated financial statements.

              CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------

                                                                             THREE MONTHS ENDED         THREE MONTHS ENDED
                                                                               MARCH 31, 1999             MARCH 31, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                             $          527,426         $          524,148
     Adjustments to reconcile net  income to net cash
       provided by operations:
         Depreciation and amortization                                                 181,746                    222,088
         (Increase) decrease in accounts receivable                                    (61,908)                    23,241
         Increase in other current assets                                              (29,354)                   (45,211)
         Decrease in income taxes payable                                             (101,495)
         Increase in accounts payable and accrued expenses                             193,872                    179,061
         Decrease in accrued interest                                                  (57,607)                   (25,518)
         Increase in accrued property taxes                                             56,930                     86,056
                                                                            ----------------------     ---------------------
              Net cash provided by operations                                          709,610                    985,909


CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                               (64,219)                   (31,080)
     Proceeds from sale of property and equipment                                                                     473
                                                                            ----------------------     ---------------------
         Net cash used in investing activities                                         (64,219)                   (30,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                            154,499
     Payment on advance from MHBPA, net                                                (82,381)                  (356,733)
     Payment on advance from shareholder, net                                                                    (734,499)
     Payment on borrowings under credit agreement, net                                (608,449)
                                                                            ----------------------     ---------------------
             Net cash used in financing activities                                    (526,331)                (1,091,232)
                                                                            ----------------------     ---------------------

NET INCREASE (DECREASE) IN CASH                                                        119,060                   (135,930)

CASH AT BEGINNING OF PERIOD                                                            372,171                    364,214
                                                                            ----------------------     ---------------------

CASH AT END OF PERIOD                                                       $          491,231         $          228,284
                                                                            ----------------------     ---------------------
                                                                            ----------------------     ---------------------

See notes to consolidated financial statements.

                   CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The summary of significant accounting policies is included in the notes to consolidated financial statements in the 1998 Annual Report on Form 10-KSB.

     INCOME TAXES - Income tax expense is computed by applying the estimated annual effective tax rate to the year-to-date income. For the periods ending March 31,1999 and 1998, income tax expense of approximately $130,000 and $222,000, respectively, is offset by a reduction in the valuation allowance recorded on the deferred tax asset related to the Company's net operating loss carryforward.

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

     UNAUDITED FINANCIAL STATEMENTS - The consolidated balance sheet as of March 31, 1999, the consolidated statements of operations for the three months ended March 31, 1999 and 1998, the consolidated statements of cash flows for the three months ended March 31, 1999 and 1998, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.


2.   BORROWINGS UNDER CREDIT AGREEMENT

     Borrowings under the Company's credit agreement with Bremer Bank include a commercial revolving credit line which provides for maximum advances of $2,250,000 with interest at the prime rate. Borrowings under the credit line were $608,449 at December 31, 1998. The Company had no borrowings under this credit line at March 31, 1999. The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements as of March 31, 1999. Management believes that funds available under this line of credit, along with funds generated from simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 1999.

3.   OPERATING SEGMENTS

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

     The following table provides information about the Company's operating segments (in 000's):

                                             Quarter Ended March 31, 1999                  Quarter Ended March 31, 1998
                                     ---------------------------------------------  --------------------------------------------
                                          Horse                                          Horse
                                         Racing       Concessions       Total           Racing      Concessions        Total
                                     --------------  --------------  -------------  -------------  ---------------  -------------
Revenues from external
     customers                               $3,193            $444         $3,637         $3,084             $430         $3,514
Intersegment revenues                           109                            109            107                             107
Net interest expense                            (13)                           (13)           (41)                            (41)
Depreciation and
     amortization                               182                            182            222                             222
Segment income before
     income taxes                               627              15            642            524               43            567

Segment Assets                               $9,394            $330         $9,724         $9,406             $297         $9,703
                                     --------------  --------------  -------------  -------------  ---------------  -------------
                                     --------------  --------------  -------------  -------------  ---------------  -------------

     The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company's consolidated totals (in 000's):

                                                                               Quarter Ended           Quarter Ended
           REVENUES                                                            March 31, 1999          March 31, 1998
           --------                                                          -------------------     -------------------
           Total revenue for reportable segments                                         $3,746                  $3,621
           Elimination of intersegment revenues                                            (109)                   (107)
                                                                             -------------------     -------------------
                    Total consolidated revenues                                           3,637                   3,514
                                                                             -------------------     -------------------
                                                                             -------------------     -------------------

           INCOME BEFORE INCOME TAXES
           --------------------------
           Total segment income before income taxes                                        $642                    $567
           Elimination of intersegment income before income taxes                           (15)                    (43)
                                                                             -------------------     -------------------
                    Total consolidated income before income taxes                           627                     524
                                                                             -------------------     -------------------
                                                                             -------------------     -------------------

           ASSETS                                                              March 31, 1999         December 31, 1998
           ------                                                            -------------------     -------------------
           Total assets for reportable segments                                          $9,724                  $9,587
           Elimination of intercompany receivables                                         (214)                   (169)
                                                                             -------------------     -------------------
                    Total consolidated assets                                             9,510                   9,418
                                                                             -------------------     -------------------
                                                                             -------------------     -------------------

4.   CONTINGENCIES

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

5.   CURRENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued in June 1998. SFAS No. 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The standard requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting for three types of hedges. SFAS No. 133 is effective for the Company year beginning January 1, 2000. The Company does not have investments in derivatives and does not participate in hedging activities. The Company is currently assessing the impact SFAS No. 133 will have on the Company's financial position and results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL:
--------

     Canterbury Park Holding Corporation (the "Company") owns and operates Canterbury Park (the "Racetrack"), the only pari-mutuel horse racing facility in the State of Minnesota. The Company's revenues for the three month periods ended March 31, 1999 and 1998 were derived primarily from pari-mutuel take-out on races simulcast year-round to Canterbury Park from racetracks throughout the country. In addition the Company earns pari-mutuel take-out during live race meets featuring thoroughbred, quarter horse and harness racing. In 1998 the Company conducted 364 days of simulcast racing including 55 days of live racing. During 1999 the Company plans to conduct 364 days of simulcast racing, including 56 days of live racing, commencing May 15th and ending on August 22nd with the Festival of Champions. During live race meets, the Company televises its races to out-of-state racetracks around the country. The Company earns additional pari-mutuel revenue on wagers placed at out-of-state racetracks. In addition to pari-mutuel revenues, the Company generates revenues from admissions, parking, publication sales, concession sales, special events, facility rental, advertising and other sources.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND
-------------------------------------------------------------------
MARCH 31, 1998:
---------------

     During the first three months of 1999 the Company conducted 90 simulcast racing days, the same number as in 1998. Total wagering handle for the quarters ended March 31, 1999 and 1998 was $13,995,137 and $13,366,505,
respectively. Total attendance for the periods ending March 31, 1999 and 1998 was 42,830 and 41,657, respectively, resulting in an average of 476 and 463 patrons per simulcast day, respectively, and per-patron wagering of $327 and $321, respectively.

     Pari-mutuel revenue or "take-out" (gross wagering after deducting statutorily mandated amounts from the handle to be paid to winning bettors) for the quarters ending March 31, 1999 and 1998 was $2,832,541 and $2,697,412, respectively. Total pari-mutuel expenses including state pari-mutuel taxes, contributions to the Minnesota Breeders' Fund, statutory purses and host fees were $917,009 and $879,102 for the quarters ending March 31, 1999 and 1998, respectively.

     Admissions and parking revenues decreased to $7,210 for the quarter ended March 31, 1999 compared to $54,108 for the first quarter in 1998. The Company has implemented a free admission policy for simulcast racing in 1999 in an effort to boost attendance and handle.

     Operating expenses in the first quarter of 1999 (excluding pari-mutuel expenses) increased by only $9,000, or .4%, compared to 1998. Increases in salary and benefit costs were offset by lower simulcast expenses due to Canterbury Park entering into a Hub agreement with Sportsmans Park effective February 16, 1999. The Company's property tax liability for 1999 was lower than 1998 by approximately $61,000, resulting in lower expense for 1999. Depreciation and amortization also declined because certain assets acquired with the Company in 1994 became fully depreciated in 1999. Interest expense is lower in 1999 due to lower balances outstanding under the line of credit agreement compared to 1998. The line of credit was paid off at March 31, 1999, compared to debt of $917,443 at March 31, 1998.

     Net income before income taxes was $627,426 for the three months ended March 31, 1999 compared to $524,148 in 1998. Income tax expense was $100,000 for the first quarter of 1999, resulting in net income of $527,426. In the first quarter of 1998, income tax expense of $222,000 was entirely offset by a reduction in the valuation allowance. In 1999, the entire amount of income tax expense could not be offset because the majority of the valuation allowance was utilized in fiscal year 1998.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

     During the period January 1, 1999 through March 31, 1999, cash provided by operating activities was $709,610, which resulted principally from net income of $527,426, depreciation and amortization of $181,746, an increase in accounts payable and accrued expenses of $193,872 and an increase in accrued property taxes of $56,930. These items were partially offset by a decrease in income taxes payable of $101,495, an increase in accounts receivable of $61,908 and a decrease in accrued interest of $57,607. Cash provided by operating activities for the three months ended March 31, 1998 of $985,909 resulted primarily from net income of $524,148, depreciation and amortization of $222,088, an increase in accounts payable and accrued expenses of $179,061 and an increase in accrued property taxes of $86,056.

     Net cash used in investing activities for the first quarters of 1999 and 1998 resulted primarily from acquisitions of equipment of $64,219 and $31,080, respectively.

     Cash used in financing activities during the first three months of 1999 consists of payments totaling $608,449, to retire the Company's line of credit balance with Bremer Bank. In addition, the liability to the Minnesota Horsemens Benevolent and Protective Association ("MHBPA") was reduced by $82,381. Exercises of stock options during the first quarter of 1999 provided cash flows from financing activities of $154,499. Cash used in financing activities for the three months ended March 31, 1998 consisted of payments on the advance from shareholder of $734,499, and payments on the advance from MHBPA of $356,733.

     The Company is required by statute to segregate a portion of funds received from wagering on simulcast and live horse races for future payment as purses for live horse races at the Racetrack or other uses of Minnesota's horsepersons associations. Pursuant to an agreement with the MHBPA, during the three months ended March 31, 1999 and 1998, the Company transferred into a trust account for these purposes or paid directly to the MHBPA approximately $400,000 and $600,000 respectively. At March 31, 1999, the Company had an additional liability to MHBPA of $464,033. This liability will be paid in 1999, including interest earned at the prime lending rate, in accordance with the agreement.

     Until June 11, 1998 the Company had a $3,000,000 line of credit arrangement with the Chairman of the Board. The interest rate for borrowings under this line of credit was the prime rate. This line of credit was paid off on June 11, 1998 and was replaced by a credit agreement with Bremer Bank. Borrowings under the credit agreement include a commercial revolving credit line which provides for maximum advances of $2,250,000 with interest at the prime rate. The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements as of March 31, 1999.

     The Company believes that the funds to be generated from operations together with funds available under its $2,250,000 line of credit with Bremer Bank will be sufficient to satisfy its liquidity and capital resource requirements for the next twelve months. The Company has paid off its borrowings under the line of credit as of March 31, 1999 with funds generated from operations and anticipates it will borrow additional amounts under the line of credit as funds are needed for working capital purposes.

OPERATING PLAN:
---------------

     The Company plans a 56-day live race meet in 1999 consisting of 26 days of mixed Thoroughbred and Quarter Horse racing, and 30 days of Thoroughbred racing.

     The Company's ability to operate profitably in 1999 will largely depend on its ability to maintain levels of attendance and wagering handle for live and simulcast racing at levels similar to previous years. The Company will also need to maintain operating expenses at levels similar to 1998. In addition, the Company continues to pursue the expansion of special events at the Racetrack in order to maximize the potential of the facility year-round.

     Management intends to continue pursuing legislation for additional potential sources of revenue. These efforts could result in increased legislative related expenses in the future.

YEAR 2000:
----------

     The Company has identified and evaluated its in-house personal computer systems for year 2000 compliance. These PC based applications are compliant and are not considered to be critical to the Company's daily operations. The Company utilizes a racing office administrative network system which was considered to be obsolete and has been replaced. The new system will be functional for the 1999 live race meet beginning May 1999. The total cost of software and hardware replacement for the racing office system is estimated to be approximately $25,000.

     The Company has evaluated the impact that the failure of significant suppliers to achieve year 2000 readiness would have on its operations. The Company has a contract with Autotote Systems, Inc. ("Autotote") for totalizator services, including equipment and computer programs which record and process all wagers and calculate odds and payoffs, which was recently extended through April, 2004. Autotote has assured the Company, in writing, of their commitment to achieve year 2000 compliance. Should Autotote fail to remediate its own year 2000 issues, pari-mutuel wagering could be materially adversely affected at the Racetrack beginning January 1, 2000. If material year 2000 problems are experienced, the Company's contingency plan is to terminate its contract with Autotote for cause, and to enter into a comparable agreement with another of the industry's tote service providers at the earliest possible time. However, there can be no guarantee that the systems of alternative tote service providers would be year 2000 ready. If Autotote's totalizator equipment fails to achieve year 2000 compliance, and if other potential tote service providers are not year 2000 ready, the Company's operations could be materially adversely affected.

FACTORS AFFECTING FUTURE PERFORMANCE:
-------------------------------------

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

                               Canterbury Park Holding Corporation


Dated:  May 13, 1999           /s/ Randall D. Sampson
                               ------------------------------------
                               Randall D. Sampson,
                               President, Chief Executive Officer and Treasurer