Form 10QSB
period 1999-06-30
CANTERBURY PARK HOLDING CORP
filed 1999-08-13
CIK 926761

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

XXX    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---    OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.
       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO__________.

                         Commission File Number 0-24554
                                               ---------

                       Canterbury Park Holding Corporation
--------------------------------------------------------------------------------
           (Exact name of business issuer as specified in its charter)


           Minnesota                                          41-1775532
---------------------------------                    ---------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)

1100 Canterbury Road, Shakopee, Minnesota      55379
-------------------------------------------   -------------
 (Address of principal executive offices)      (Zip Code)

                                 (612) 445-7223
                     --------------------------------------
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

The Company had 3,156,217 shares of common stock, $.01 par value per share, outstanding as of August 11, 1999.

                       Canterbury Park Holding Corporation

                                      INDEX

                                                                                                             Page
                                                                                                             -----
PART 1.   FINANCIAL INFORMATION

          Item 1.      FINANCIAL STATEMENTS

                       Consolidated Balance Sheets as of
                       June 30, 1999 and December 31, 1998.................................................    3

                       Consolidated Statements of Operations for the periods ended
                       June 30, 1999 and 1998..............................................................    4

                       Consolidated Statements of Cash Flows for the periods ended
                       June 30, 1999 and 1998..............................................................    5

                       Notes to Consolidated Financial Statements..........................................    6

          Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS................................................    9


PART II.  OTHER INFORMATION................................................................................   15

          Signatures.......................................................................................   15

               CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998
-------------------------------------------------------------------------------

                                                                              JUNE 30,                 DECEMBER 31,
                                                                                1999                       1998
ASSETS

CURRENT ASSETS
     Cash                                                                    $  633,347                $  372,171
     Accounts receivable                                                        341,460                   215,296
     Inventory                                                                  151,317                    89,640
     Deposits                                                                    20,000                    20,000
     Prepaid expenses                                                           230,380                   121,859
                                                                           ------------              ------------
                  Total current assets                                        1,376,504                   818,966

PROPERTY AND EQUIPMENT, net of accumulated depreciation
     of $4,067,734 and $3,704,242, respectively                               8,357,262                 8,386,439

DEFERRED TAX ASSET                                                              241,620                   208,000

INTANGIBLE ASSETS, net of accumulated amortization of
     $22,726 and $20,113, respectively                                            1,643                     4,256
                                                                           ------------              ------------
                                                                           $  9,977,029              $  9,417,661
                                                                           ------------              ------------
                                                                           ------------              ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                      $  1,609,650                $  760,132
     Accrued wages and payroll taxes                                            495,158                   166,898
     Accrued interest                                                            11,558                   100,367
     Advance from MHBPA                                                         184,199                   546,414
     Borrowings under credit agreement (Note 2)                                                           608,449
     Accrued property taxes                                                     322,447                   354,022
     Income taxes payable                                                                                 160,875
     Payable to horsepersons                                                    108,637                    70,805
                                                                           ------------              ------------
                  Total current liabilities                                   2,731,649                 2,767,962

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY
     Commonstock, $.01 par value, 10,000,000 shares authorized,
           3,142,817 and 3,020,167, respectively, shares issued
           and outstanding                                                       31,428                    30,202
     Additional paid-in capital                                               8,462,049                 8,132,809
     Accumulated deficit                                                     (1,248,097)              ( 1,513,312)
                                                                           ------------              ------------
                  Total shareholders' equity                                  7,245,380                 6,649,699
                                                                           ------------              ------------
                                                                           $  9,977,029              $  9,417,661
                                                                           ------------              ------------
                                                                           ------------              ------------

See notes to consolidated financial statements.

               CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
PERIODS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
-------------------------------------------------------------------------------

                                              THREE MONTHS       THREE MONTHS         SIX MONTHS        SIX MONTHS
                                                  ENDED              ENDED              ENDED             ENDED
                                              JUNE 30, 1999      JUNE 30, 1998      JUNE 30, 1999     JUNE 30, 1998
OPERATING REVENUES:
     Pari-mutuel                               $  4,716,646       $  4,263,175       $  7,589,561       $  6,995,194
     Concessions                                    840,450            765,172          1,263,017          1,179,042
     Admissions and parking                         219,643            206,489            226,853            260,597
     Programs and racing forms                      218,084            241,309            348,891            364,628
     Other operating revenue                        174,988            397,853            378,274            588,256
                                               ------------       ------------       ------------       ------------
                                                  6,169,811          5,873,998          9,806,596          9,387,717

OPERATING EXPENSES:
     Pari-mutuel expenses
         Statutory purses                         1,507,224          1,367,087          1,773,733          1,622,806
         Host track fees                            558,233            519,091          1,033,612            976,806
         Pari-mutuel taxes                           53,510              7,417             77,040             29,137
         Minnesota breeders' fund                   235,010            213,532            386,601            357,480
     Salaries and benefits                        1,619,171          1,503,868          2,472,333          2,289,345
     Cost of concession sales                       242,723            263,096            363,092            365,959
     Cost of publication sales                      262,170            260,264            406,901            393,563
     Depreciation and amortization                  184,359            228,320            366,105            450,408
     Utilities                                      202,628            188,819            357,338            337,713
     Repairs, maintenance and supplies              266,828            263,497            370,622            368,239
     Property taxes                                  57,767            105,652            114,698            191,708
     Advertising and marketing                      548,741            497,558            651,577            586,279
     Other operating expenses                       739,639            750,648          1,100,203          1,148,228
                                               ------------       ------------       ------------       ------------
                                                  6,478,003          6,168,849          9,473,855          9,117,671

NONOPERATING (EXPENSES)
 REVENUES:
     Interest expense                                (7,520)           (29,428)           (21,261)           (70,177)
     Other, net                                       3,501              1,219              3,735              1,219
                                               ------------       ------------       ------------       ------------
                                                     (4,019)           (28,209)           (17,526)           (68,958)
                                               ------------       ------------       ------------       ------------

(LOSS) INCOME BEFORE INCOME TAX                    (312,211)          (323,060)           315,215            201,088

INCOME TAX BENEFIT (EXPENSE)
(Note 1)                                             50,000                               (50,000)
                                               ------------       ------------       ------------       ------------

NET (LOSS) INCOME                               $  (262,211)       $  (323,060)        $  265,215         $  201,088
                                               ------------       ------------       ------------       ------------
                                               ------------       ------------       ------------       ------------

BASIC NET (LOSS) INCOME PER
 COMMON SHARE                                   $      (.08)       $      (.11)        $      .09         $     .07
                                               ------------       ------------       ------------       ------------
                                               ------------       ------------       ------------       ------------

DILUTED NET (LOSS) INCOME PER
 COMMON SHARE                                   $      (.08)       $      (.11)        $      .08         $     .07
                                               ------------       ------------       ------------       ------------
                                               ------------       ------------       ------------       ------------

See notes to consolidated financial statements.

               CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
------------------------------------------------------------------------------

                                                                          SIX MONTHS               SIX MONTHS
                                                                            ENDED                    ENDED
                                                                        JUNE 30, 1999            JUNE 30, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                         $  265,215                $  201,088
     Adjustments to reconcile net  income (loss) to net cash
      provided by operations:
           Depreciation and amortization                                   366,105                   450,408
           Stock options issued for consulting services                                               22,044
           Increase in accounts receivable                                (126,164)                 (360,867)
           Increase in other current assets                               (170,198)                 (128,151)
           Decrease in income taxes payable                               (160,875)
           Increase in accounts payable and accrued expenses             1,215,610                 1,160,371
           Decrease in accrued interest                                    (88,809)                  (16,764)
           Increase in deferred tax asset                                  (33,620)
           (Decrease) increase in accrued property taxes                   (31,575)                   14,697
                                                                       -----------               -----------
                  Net cash provided by operations                        1,235,689                 1,342,826

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                  (334,315)                 (173,568)
     Proceeds from sale of property and equipment, net                                                   592
                                                                       -----------               -----------
           Net cash used in investing activities                          (334,315)                 (172,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                330,466                     5,562
     Payment on advance from MHBPA, net                                   (362,215)                   (2,626)
     Payments on advance from shareholder, net                            (608,449)               (1,651,942)
     Proceeds from borrowings under credit agreement, net                                            510,364
                                                                       -----------               -----------
           Net cash used in financing activities                          (640,198)               (1,138,642)

NET INCREASE IN CASH                                                       261,176                    31,208

CASH AT BEGINNING OF PERIOD                                                372,171                   364,214
                                                                       -----------               -----------

CASH AT END OF PERIOD                                                   $  633,347                $  395,422
                                                                       -----------               -----------
                                                                       -----------               -----------

See notes to consolidated financial statements.

               CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
-------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The summary of significant accounting policies is included in the notes to consolidated financial statements in the 1998 Annual Report on form 10-KSB.

     INCOME TAXES - Income tax expense is computed by applying the estimated annual effective tax rate to the year-to-date income. For the periods ending June 30, 1999 and 1998, income tax expense of approximately $80,000 and $99,000, respectively, is offset by a reduction in the valuation allowance recorded on the deferred tax asset related to the Company's net operating loss carryforward.

     UNAUDITED FINANCIAL STATEMENTS - The consolidated balance sheet as of June 30, 1999, the consolidated statements of operations for the three and six months ended June 30, 1999 and 1998, the consolidated statements of cash flows for the six months ended June 30, 1999 and 1998, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.

2.   BORROWINGS UNDER CREDIT AGREEMENT

     Borrowings under the Company's credit agreement with Bremer Bank include a commercial revolving credit line which provides for maximum advances of $2,250,000 with interest at the prime rate ( 7.75%) at June 30, 1999. Borrowings under the credit line were $608,449 at December 31, 1998. The Company had no borrowings under this credit line at June 30, 1999. The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements as of June 30, 1999. Management believes that funds available under this line of credit, along with funds generated from simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 1999.

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

     The following table provides information about the Company's operating segments (in 000's):

                                               Six Months Ended June 30, 1999                  Six Months Ended June 30, 1998
                                           ----------------------------------------      ----------------------------------------
                                           Horse                                         Horse
                                           Racing       Concessions           Total       Racing        Concessions        Total
                                          --------      -----------         -------      --------       -----------       -------
       Revenues from external
              customers                    $8,491         $1,316             $9,807      $8,146           $1,242          $9,388
       Intersegment revenues                  308                               308         292                              292
       Net interest expense                    17                                17          39                               69
       Depreciation and
              amortization                    366                               366         450                              450
       Segment income before
              income taxes                    315             48                363         201               19             220

       Segment Assets                      $9,820           $479            $10,299      $9,966             $391         $10,357
                                          --------      -----------         -------      --------       -----------       -------
                                          --------      -----------         -------      --------       -----------       -------

     The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company's consolidated totals (in 000's):

                                                                           Six Months                Six Months
  REVENUES                                                                   Ended                     Ended
                                                                         June 30, 1999             June 30, 1998
                                                                         -------------             -------------
       Total revenue for reportable segments                                  $10,115                    $9,680
       Elimination of intersegment revenues                                      (308)                     (292)
                                                                         -------------             -------------
                  Total consolidated revenues                                   9,807                     9,388
                                                                         -------------             -------------
                                                                         -------------             -------------

  INCOME BEFORE INCOME TAXES
       Total segment income before income taxes                                  $363                      $220
       Elimination of intersegment income before income taxes                     (48)                      (19)
                                                                         -------------             -------------
                  Total consolidated income before income taxes                   315                       201
                                                                         -------------             -------------
                                                                         -------------             -------------

  ASSETS                                                                    June 30,               December 31,
                                                                              1999                     1998
                                                                         -------------             -------------
       Total assets for reportable segments                                   $10,299                    $9,587
       Elimination of intercompany receivables                                   (322)                     (169)
                                                                         -------------             -------------
                  Total consolidated assets                                     9,977                     9,418
                                                                         -------------             -------------
                                                                         -------------             -------------

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


5.   CURRENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued in June 1998. SFAS No. 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The standard requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting for three types of hedges. SFAS No. 133 is effective for the Company year beginning January 1, 2001. The Company does not have investments in derivatives and does not participate in hedging activities. The Company is currently assessing the impact SFAS No. 133 will have on the Company's financial position and results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

     Canterbury Park Holding Corporation (the "Company") owns and operates Canterbury Park, the only pari-mutuel horse racing facility in the State of Minnesota (the "Racetrack"). The Company's revenues for the periods from January 1, 1999 to June 30, 1999 and January 1, 1998 to June 30, 1998 were derived primarily from pari-mutuel take-out on horse races simulcast to Canterbury Park from racetracks throughout the country and from live horse racing conducted at Canterbury Park. In 1999 the Company intends to conduct 364 simulcast racing days. In addition, from May 15 through August 22, 1999 the Company is conducting its 1999 56-day live race meet featuring thoroughbred and quarter horse racing. During live race meets, the Company earns pari-mutuel revenue on live thoroughbred and quarter horse races at the Racetrack. The Company earns additional pari-mutuel revenue from broadcasting its live races to out-of-state racetracks around the country.

     In addition to pari-mutuel revenues, the Company generates revenues from admissions, parking, publication sales, concessions, special events, advertising and other sources.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

     Total operating revenues increased 4.4% during the six months ended June 30, 1999 compared to the six months ended June 30, 1998, and increased 5.0% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998.

     Total pari-mutuel revenues increased 8.5% and 10.6%, respectively, for the six and three month periods ended June 30, 1999 compared to the same periods in 1998. Simulcast handle increased approximately $1.9 million or 6.8%, and live handle increased approximately $.5 million or 9.6%. Refer to the Summary of Operating Data below.

     Concession revenues increased due primarily to higher attendance for both simulcast and live racing, and to a modest price increase effective May 1, 1999.

     Other operating revenues decreased 36% in the six month period ended June 30, 1999, compared to the same period in 1998, due primarily to decreased space rental revenues generated by leasing underutilized areas of the Racetrack grounds for vehicle storage. Vehicle storage revenues were approximately $130,000 and $335,000 for the six month periods ended June 30, 1999 and 1998, respectively.

SUMMARY OF OPERATING DATA:

                                                            SIX MONTHS              SIX MONTHS
                                                              ENDED                   ENDED
                                                          JUNE 30, 1999           JUNE 30, 1998
RACING DAYS
       Simulcast only days                                      156                       157
       Live and simulcast days                                   25                        24
                                                      -------------            --------------
                      Total Racing Days                         181                       181

ATTENDANCE
       Simulcast only days                                   73,398                    72,143
       Live and simulcast days                               89,812                    83,638
                                                      -------------            --------------
                       Total Attendance                     163,210                   155,781

ON-TRACK HANDLE
       Simulcast only days                            $  24,390,000             $  22,604,000
       Live and simulcast days
          Live racing                                     5,869,000                 5,354,000
          Simulcast racing                                5,994,000                 5,813,000
OUT-OF-STATE LIVE HANDLE                                  3,928,000                 3,082,000
                                                      -------------            --------------
                           Total Handle               $  40,181,000             $  36,853,000

AVERAGE DAILY ATTENDANCE
       Simulcast only days                                      470                       460
       Live and simulcast days                                3,592                     3,485

ON-TRACK PER CAPITA WAGERING
       Simulcast only days                                   $  332                    $  313
       Live and simulcast days                                  132                       134

ON-TRACK AVERAGE DAILY HANDLE
       Simulcast only days                               $  156,346                $  143,975
       Live and simulcast days                              474,520                   465,292


     As shown in the table above, total handle for the six months ended June 30, 1999 is 9.0% higher than total handle during the comparable period in 1998 due to increases in all categories of handle. On-track handle on live racing days in 1999 is up approximately 6.2% compared to 1998, primarily because the Company conducted one more live racing day in the 1999 period. The Company has experienced increases in average daily attendance, on-track per capita wagering and on-track average daily handle in 1999 compared to 1998. Import handle increased from approximately $3.1 million during the second quarter of 1998 to approximately $3.9 million for the same period in 1999.

     The Company discontinued charging admission fees for simulcast only days on January 1, 1999. This free admission policy may contribute to higher levels of attendance and handle on simulcast only days. Admission and parking revenues have increased in 1999 compared to 1998 despite the implementation of this policy, due to higher live racing attendance levels and to a $1.00 increase in the live racing general admission price for the 1999 live race meet. In addition, during the 1999 live race meet, the Company no longer charges $1.50 for its live racing program. The live racing programs are complimentary in 1999. Live racing program sales revenues have decreased approximately $52,000 in 1999 compared to 1998 due to this change. This decrease is partially offset by increases in revenue from the sales of simulcast racing programs.

     Total operating expenses increased 3.9% during the six month period ended June 30, 1999 compared to the six month period ended June 30, 1998, and 5.0% during the three months ended June 30, 1999 compared to the three month period ended June 30, 1998.

     Pari-mutuel expenses have increased 9.5% and 11.7%, respectively, during the six and three month periods of 1999 compared to 1998, due to increased pari-mutuel revenues resulting from higher handle than in the comparable periods of 1998. The Company incurs pari-mutuel taxes on handle in excess of $12 million during the twelve month period which began July 1, 1998 and ended June 30, 1999. The Company records pari-mutuel tax expense based upon its estimated effective tax rate throughout the twelve month period.

     Salary and benefit expenses have increased by approximately 8.0% and 7.7% for the six month and three month periods ended June 30, 1999 compared to the six and three month periods ended June 30, 1998. Approximately half of that increase is attributable to increased employee insurance and benefit expenses. Advertising and marketing expenses were higher primarily due to timing of promotions and the Company's continuing efforts to maintain attendance of loyal patrons while also attracting new patrons.

     Depreciation and amortization expense declined in the six and three month periods ended June 30, 1999 because certain assets acquired by the Company in 1994 became fully depreciated in 1999. The Company's property tax liability for 1999 decreased compared to 1998, resulting in lower expense for 1999. Interest expense is lower in 1999 due to lower balances outstanding under line of credit borrowings and lower levels of advances with the MHBPA. The increase in Interest income results from higher cash balances on deposit.

     Income before income taxes was $315,215 for the six months ended June 30, 1999 compared to $201,088 for the six months ended June 30, 1998. After income tax expense of $50,000 in 1999, net income is $265,215. The loss before income taxes for the quarter ended June 30, 1999 was $312,211 compared to a loss before income taxes of $323,060 for the quarter ended June 30, 1998. After an income tax benefit of $50,000 in the second quarter of 1999, the net loss is $262,211. In 1998, year to date income tax expense of $99,000 was entirely offset by a reduction in the valuation allowance. In 1999, the entire amount of income tax expense could not be offset because the majority of the valuation allowance was utilized in fiscal year 1998.

LIQUIDITY AND CAPITAL RESOURCES

     During the period January 1, 1999 through June 30, 1999, cash provided by operating activities was $1,235,689, which resulted principally from an increase in accounts payable and accrued expenses of $1,215,610, depreciation and amortization of $366,105 and net income of $265,215. These items were partially offset by an increase in accounts receivable and other current assets of $296,362, and a decrease in income taxes payable of $160,875.

     Net cash used in investing activities for the first six months of 1999 results primarily from acquisitions of property and equipment of $334,315, compared to investments in equipment and building improvements of $173,568 during the six month period ended June 30, 1998.

     During the period January 1, 1999 through June 30, 1999, cash used in financing activities was $640,198, resulting primarily from payments on the Company's line of credit with Bremer Bank of $608,449 and from net payments on the advance from the MHBPA of $362,215. Exercises of stock options during the first quarter of 1999 provided cash flows from financing activities of $330,466. During the first six months of 1998, the Company used $1,651.942 to pay off its line of credit with Curtis Sampson, the Chairman of the Board. This use of cash was partially offset by net proceeds from borrowings under the credit agreement with Bremer Bank of $510,364.

     The Company entered into a general credit and security agreement with Bremer, a financial institution located in South Saint Paul, Minnesota on June 3, 1998. The commercial revolving credit line provides for maximum advances of $2,250,000 with interest at the prime rate (7.75%) at June 30, 1999.

     The Company is required by statute to segregate purse funds received from wagering on simulcast and live horse races for future payment as purses for live horse races at the Racetrack or other uses of Minnesota's horsepersons' association. Pursuant to an agreement with the Minnesota Horseman's Benevolent and Protective Association, Inc. ("MHBPA"), during the six months ended June 30, 1999 and 1998, the Company transferred into a trust account or paid directly to the MHBPA approximately $2,000,000 and $1,400,000, respectively. At June 30, 1999, the Company had an additional $184,199 liability to the MHBPA which will be paid with interest in 1999 in accordance with the agreement.

     The Company believes that the funds to be generated from operations together with funds available under its $2,250,000 line of credit with Bremer Bank will be sufficient to satisfy its liquidity and capital resource requirements for the next twelve months. The Company paid down its borrowings under the line of credit agreement with Bremer Bank during the first quarter of 1999. While the line of credit is available for borrowings, the Company has not utilized the line of credit during the second quarter of 1999.

     The Company may incur funding requirements of $1,000,000 or more for capital expenditures and other costs related to the implementation of a Card Club which the Company is authorized to establish under legislation discussed below under "Operating Plan." While the Company's line of credit could be used for this purpose, management is evaluating other debt and equity financing options. See the Operating Plan section below for further discussion.

OPERATING PLAN:

     At June 30, 1999, the Company was in the middle of its 1999 live race meet which consists of 26 days of mixed thoroughbred and quarter horse racing and 30 days of thoroughbred-only racing.

     On August 7, 1999, the Racetrack hosted the inaugural Claiming Crown. This event, which was hosted in partnership with the Thoroughbred Owners and Breeders Association, gave Canterbury Park its first marquee racing event of national importance. The Claiming Crown, a championship for claiming horses, consisted of six championship races with total purse money exceeding $600,000. The Claiming Crown featured the largest purses ever offered for claiming horses and attracted some of the top claiming horses from around the country. On track attendance on Claiming Crown day exceeded 11,000 people, and total handle exceeded $2.5 million dollars.

     Operating results during the third quarter of 1999 will be adversely affected by costs associated with the Claiming Crown. The Company guaranteed a portion of the Claiming Crown purses and incurred other costs to organize and promote this national event which will not be recovered through pari-mutuel and other revenues generated by the Claiming Crown event. However, Canterbury Park is the site of the Claiming Crown for the next two years and a total of six of the first ten years and is expected to profit from the event in future years.

     On May 25, 1999, legislation authorizing new gaming authority for Canterbury Park was enacted into law. This legislation will allow Canterbury Park to host unbanked card games whereby players compete against each other and not against the house. Under the new gaming authority, frequently referred to as a "Card Club", Canterbury will receive a percentage of the wagers or a fee from the players as its revenue for providing the facility and services. The new law specifies that the Racetrack's purse fund, which is the prize money paid out during Canterbury Park's live racing meet, will receive 10% to 14% of the gross revenue generated by the Card Club. The Company anticipates that the Card Club will begin operation in the first quarter of the year 2000.

     The Company has formed a task force of directors, officers and outside experts to develop plans for the Card Club. The task force is currently conducting market studies, analyzing architectural options, and drafting an operation plan for review by the Minnesota Racing Commission which will regulate the operations of the Card Club. While levels of expenditures are not yet estimable, management anticipates that expenses incurred to develop the Card Club, including, but not limited to, market research, architectural analysis and consulting fees, will significantly impact the profitability of the Company during the last six months of 1999.

     Due to the adverse impact of costs incurred in the inaugural Claiming Crown event and the expenses being incurred to study the feasibility and prepare for the opening of a Card Club at Canterbury Park, management expects net results for fiscal 1999 will be well below 1998 pre tax income of $386,619.

YEAR 2000:

     The Company has identified and evaluated its in-house personal computer systems for year 2000 compliance. These PC based applications are compliant and are not considered to be critical to the Company's daily operations. The Company replaced its racing office administrative network system with a Y2K compliant system in the second quarter of 1999.

     The Company has evaluated the impact that the failure of significant suppliers to achieve year 2000 readiness would have on its operations. The Company has a contract through April, 2004 with Autotote Systems, Inc. ("Autotote") for totalizator services, including equipment and computer programs which record and process all wagers and calculate odds and payoffs. Autotote has assured the Company, in writing, of their commitment to achieve year 2000 compliance. Should Autotote fail to remediate its own year 2000 issues, pari-mutuel wagering could be materially adversely affected at the Racetrack beginning January 1, 2000. If material year 2000 problems are experienced, the Company's contingency plan is to terminate its contract with Autotote for cause, and to enter into a comparable agreement with another of the industry's tote service providers at the earliest possible time. However, there can be no guarantee that the systems of alternative tote service providers would be year 2000 ready. If Autotote's totalizator equipment fails to achieve year 2000 compliance, and if other potential tote service providers are not year 2000 ready, the Company's operations could be materially adversely affected.

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

             None

Item 3.      DEFAULTS UPON SENIOR SECURITIES

             None

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The Company held its Annual Meeting of Shareholders on June 3, 1999. Shareholders reelected the following directors for a one year term: Brian C. Barenscheer, Gibson Carothers, Terence McWilliams, Carin Offerman, Curtis A. Sampson, Randall D. Sampson, and Dale H. Schenian. Not less than 2,954,066 shares were voted in favor of the reelection of each of the directors (approximately 96% of all shares eligible to vote).

             In addition, the shareholders approved an amendment of the Company's 1994 Stock Plan to increase the number of shares authorized for issuance under the Plan by a vote of 2,072,542 in favor, 44,266 opposed.

Item 5.      OTHER INFORMATION

             None

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)      Reports on Form 8-K
             The Company filed a Form 8-K dated May 24, 1999 reporting the passage of legislation providing general authority for establishing a card club at Canterbury Park.

                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Canterbury Park Holding Corporation

Dated:  August 12, 1999               /s/ Randall D. Sampson
                                      ------------------------------------------
                                      Randall D. Sampson,
                                      President, Chief Executive Officer
                                      and Treasurer