Form 10QSB
period 1999-09-30
CANTERBURY PARK HOLDING CORP
filed 1999-11-15
CIK 926761

QuickLinks

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.
/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 0-24554

Canterbury Park Holding Corporation
(Exact name of business issuer as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1775532 (IRS Employer Identification No.)
1100 Canterbury Road, Shakopee, Minnesota (Address of principal executive offices)	55379 (Zip Code)

(612) 445-7223
(Issuer's Telephone Number)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

    The Company had 3,319,499 shares of common stock, $.01 par value per share, outstanding as of November 10, 1999.

Canterbury Park Holding Corporation

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998

	September 30, 1999	December 31, 1998
ASSETS
CURRENT ASSETS
Cash	$804,244	$372,171
Accounts receivable, net of allowance for uncollectible accounts	359,487	215,296
Inventory	87,823	89,640
Deposits	20,000	20,000
Prepaid expenses	136,761	121,859

Total current assets	1,408,315	818,966
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $4,255,040 and $3,704,242, respectively	8,242,705	8,386,439
DEFERRED TAX ASSET	292,620	208,000
INTANGIBLE ASSETS, net of accumulated amortization of $24,025 and $20,113, respectively	344	4,256

	$9,943,984	$9,417,661

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,308,144	$760,132
Accrued wages and payroll taxes	218,430	166,898
Accrued interest	87	100,367
Advance from MHBPA	90,046	546,414
Borrowings under credit agreement (Note 2)		608,449
Accrued property taxes	234,360	354,022
Income taxes payable		160,875
Payable to horsepersons	86,685	70,805

Total current liabilities	1,937,752	2,767,962
COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 3,300,717 and 3,020,167, respectively, shares issued and outstanding	33,007	30,202
Additional paid-in capital	9,203,858	8,132,809
Accumulated deficit	(1,230,633)	(1,513,312)

Total stockholders' equity	8,006,232	6,649,699

	$9,943,984	$9,417,661

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

PERIODS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)

	Three Months Ended September 30, 1999	Three Months Ended September 30, 1998	Nine Months Ended September 30, 1999	Nine Months Ended September 30, 1998
OPERATING REVENUES:
Pari-mutuel	$4,880,562	$4,557,745	$12,470,123	$11,552,939
Concessions	1,394,934	1,102,773	2,657,951	2,281,814
Admissions and parking	234,931	220,960	461,784	481,558
Programs and racing forms	202,976	249,324	551,867	613,952
Other operating revenue	211,651	137,686	589,925	725,942

	6,925,054	6,268,488	16,731,650	15,656,205
OPERATING EXPENSES:
Pari-mutuel expenses
Statutory purses	2,133,489	1,745,479	3,907,222	3,368,285
Host track fees	466,093	482,814	1,499,705	1,459,620
Pari-mutuel taxes	42,478	24,276	119,518	53,413
Minnesota breeders' fund	234,380	220,940	620,981	578,420
Salaries and benefits	1,584,525	1,463,103	4,056,858	3,752,449
Cost of concession sales	363,800	298,620	726,892	664,579
Cost of publication sales	254,239	261,645	661,140	655,208
Depreciation and amortization	188,605	233,199	554,710	683,607
Utilities	229,835	238,070	587,173	575,782
Repairs, maintenance and supplies	208,667	229,068	579,289	597,308
Property taxes	58,186	105,652	172,884	297,360
Advertising and marketing	396,401	217,972	1,047,978	804,251
Other operating expenses	776,668	714,407	1,876,871	1,862,634

	6,937,366	6,235,245	16,411,221	15,352,916
NONOPERATING REVENUES (EXPENSES):
Interest expense	(5,575)	(23,346)	(26,836)	(93,523)
Other, net	7,351		11,086	1,219

	1,776	(23,346)	(15,750)	(92,304)

(LOSS) INCOME BEFORE INCOME TAX	(10,536)	9,897	304,679	210,985
INCOME TAX BENEFIT (EXPENSE)	28,000		(22,000)

NET INCOME	$17,464	$9,897	$282,679	$210,985

BASIC NET INCOME PER COMMON SHARE (Note 1)	$.01	$.00	$.09	$.07

DILUTED NET INCOME PER COMMON SHARE (Note 1)	$.01	$.00	$.09	$.07

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

PERIODS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)

	Nine Months Ended September 30, 1999	Nine Months Ended September 30, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$282,679	$210,985
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	554,710	683,607
Stock options issued for consulting services		22,044
Increase in accounts receivable	(144,191)	(171,103)
(Increase) decrease in other current assets	(13,085)	37,261
Decrease in income taxes payable	(160,875)
Increase in accounts payable and accrued expenses	599,544	178,445
Decrease in accrued interest	(100,280)	(5,113)
Increase in deferred tax asset	(84,620)
(Decrease) increase in accrued property taxes	(119,662)	120,349
Increase in payable to horsepersons	15,880	55,036

Net cash provided by operations	830,100	1,131,511
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(407,064)	(224,474)
Proceeds from sale of property and equipment		1,192

Net cash used in investing activities	(407,064)	(223,282)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on issuance of common stock	1,073,854	8,655
Payments on advance from MHBPA, net	(456,368)	(211,500)
Payments on advance from shareholder, net		(1,651,942)
(Payments on) proceeds from borrowings under credit agreement, net	(608,449)	664,384

Net cash provided by (used in) financing activities	9,037	(1,190,403)
NET INCREASE (DECREASE) IN CASH	432,073	(282,174)
CASH AT BEGINNING OF PERIOD	372,171	364,214

CASH AT END OF PERIOD	$804,244	$82,040

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The summary of significant accounting policies is included in the notes to consolidated financial statements in the 1998 Annual Report on Form 10-KSB.

    Income Taxes—Income tax expense is computed by applying the estimated annual effective tax rate to the year-to-date income, without recording the effect of reducing a previously established valuation allowance. For the periods ending September 30, 1999 and 1998, income tax expense of approximately $153,000 and $83,000, respectively, is offset by a reduction in the valuation allowance recorded on the deferred tax asset related to the Company's net operating loss carryforward.

    Unaudited Financial Statements—The consolidated balance sheet as of September 30, 1999, the consolidated statements of operations for the three and nine months ended September 30, 1999 and 1998, the consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.

2.  BORROWINGS UNDER CREDIT AGREEMENT

    Borrowings under the Company's credit agreement with Bremer Bank include a commercial revolving credit line which provides for maximum advances of $2,250,000 with interest at the prime rate (8.25%) at September 30, 1999. Borrowings under the credit line were $608,449 at December 31, 1998. The Company had no borrowings under this credit line at September 30, 1999. The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements as of September 30, 1999. Management believes that funds available under this line of credit, along with funds generated from simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 1999.

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

    The following table provides information about the Company's operating segments (in 000's):

	Nine Months Ended September 30, 1999			Nine Months Ended September 30, 1998
	Horse Racing	Concessions	Total	Horse Racing	Concessions	Total
Revenues from external customers	$13,985	$2,747	$16,732	$13,268	$2,388	$15,656
Intersegment revenues	605		605	540		540
Net interest expense	16		16	92		92
Depreciation and amortization	555		555	684		684
Segment income before income taxes	305	222	527	211	109	320
Segment Assets	9,833	561	10,394	9,115	388	9,503

    The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company's consolidated totals (in 000's):

	Nine Months Ended September 30, 1999	Nine Months Ended September 30, 1998
Revenues
Total revenue for reportable segments	$17,337	$16,196
Elimination of intersegment revenues	(605)	(540)

Total consolidated revenues	16,732	15,656

Income before income taxes
Total segment income before income taxes	$527	$320
Elimination of intersegment income before income taxes	(222)	(109)

Total consolidated income before income taxes	305	211

	September 30, 1999	December 31, 1998
Assets
Total assets for reportable segments	$10,394	$9,587
Elimination of intercompany receivables	(450)	(169)

Total consolidated assets	9,944	9,418

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

    Canterbury Park Holding Corporation (the "Company") owns and operates Canterbury Park, the only pari-mutuel horse racing facility in the State of Minnesota (the "Racetrack"). The Company's revenues for the period from January 1, 1999 to September 30, 1999 were derived primarily from pari-mutuel take-out on races simulcast to Canterbury Park from racetracks throughout the country during 273 days of racing, including 56 days when live racing was also conducted at the Racetrack. In 1999 the Company intends to have over 360 simulcast racing days. The 56 days of live thoroughbred and quarter horse racing occurred between May 15, 1999 and August 22, 1999. During live race meets, the Company earns pari-mutuel take-out on wagering on live races at the Racetrack and additional pari-mutuel revenue from broadcasting its live races to out-of-state racetracks around the country.

    In addition to pari-mutuel revenues, the Company generates revenues from concessions, admissions and parking, publication sales, special events, space rental, advertising and other sources.

    On May 25, 1999, legislation authorizing new gaming authority for the Company was enacted into law. Refer to additional discussion on page 13 in the Operating Plan section of this Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998:

    Total operating revenues increased approximately 10.5% during the three months ended September 30, 1999, compared to the three months ended September 30, 1998 and 6.9% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.

    Total pari-mutuel revenues increased 7.1% and 7.9%, respectively, for the three and nine month periods ended September 30, 1999 compared to the same periods in 1998 due to increases in on-track simulcast wagering, on-track live race wagering and out-of-state wagering on the Racetrack's live races. Revenues recognized related to uncashed winning tickets also increased in the 1999 period, compared to 1998.

    As shown in the table on the following page, during the nine month period ended September 30, 1999, total on-track handle on races simulcast to the Racetrack by out-of-state racetracks increased $1.7 million or 4.1%, compared to the same period in 1998. Average attendance on days when only simulcast racing is offered was unchanged. The per capita wager for the nine month period ended September 30, 1999 increased to $341 compared to $323 for the nine month period ended September 30, 1998.

    Total handle wagered on-track on 56 live race days in 1999 was $26.7 million compared to $24.9 million on 55 live race days in 1998, an increase of 7.2%. This increase is partially attributable to the August 7, 1999 Claiming Crown race day, when on-track wagering on live races totaled $862,000. A 15.7% increase in handle wagered on-track on live races was partially offset by a .8% decrease in handle wagered on-track on simulcast races on live race days. In addition, total attendance on live race days increased by 8.5% compared to last year.

    In 1999, the Company placed increased emphasis on selling the Racetrack's live race broadcast to out-of-state racetracks. The resulting increase in handle wagered at out-of-state locations was over $2.4 million or 30.6%. While this represents a favorable change, wagers placed at out-of-state locations provide substantially lower margins to the Company than wagers placed on-track.

  SUMMARY OF OPERATING DATA:

	Nine Months Ended Sept. 30, 1999	Nine Months Ended Sept. 30, 1998
RACING DAYS
Simulcast only days	217	218
Live and simulcast days	56	55

Total Racing Days	273	273
ATTENDANCE
Simulcast only days	92,865	92,248
Live and simulcast days	209,327	192,970

Total Attendance	302,192	285,218
ON-TRACK HANDLE
Simulcast only days	$31,665,000	$29,822,000
Live and simulcast days
Live racing	13,898,000	12,013,000
Simulcast racing	12,779,000	12,876,000
OUT-OF-STATE LIVE HANDLE	10,427,000	7,985,000

Total Handle	$68,769,000	$62,696,000
AVERAGE DAILY ATTENDANCE
Simulcast only days	428	423
Live and simulcast days	3,738	3,509
ON-TRACK PER CAPITA WAGERING
Simulcast only days	$341	$323
Live and simulcast days	127	129
ON-TRACK AVERAGE DAILY HANDLE
Simulcast only days	$145,922	$136,798
Live and simulcast days	476,375	452,527

    Concession revenues increased by $292,000 or 26.5% during the third quarter of 1999 compared to the third quarter of 1998. The increase is due to an additional concert event and higher attendance on live race days in the third quarter of 1999 compared to 1998. A modest price increase in May also contributed favorably to the change in revenues. Year-to-date in 1999, concession revenues increased $376,000 or 16.5% compared to the same period in 1998.

    Other operating revenues increased approximately $74,000 or 54% during the three month period ended September 30, 1999, compared to the same period in 1998, due primarily to increased space rental revenues generated by leasing the facility to promoters for major outdoor concert events. The Racetrack was the site of four major outdoor concerts during the months of July through September 1999, compared to three concerts during the same months of 1998.

    Other operating revenues decreased $136,000 or 18% in the nine month period ended September 30, 1999, compared to the same period in 1998, due primarily to decreased space rental revenues generated by leasing underutilized areas of the Racetrack grounds for vehicle storage. Vehicle storage revenues were approximately $177,000 and $395,000 for the nine month periods ended September 30, 1999 and 1998, respectively. This decrease was partially offset by higher space rental revenues generated by concert events in the third quarter of 1999 as discussed above.

    Total operating expenses for the three month and nine month periods ended September 30, 1999 increased approximately $702,000 or 11.3%, and $1,058,000 or 6.9%, respectively, over the same periods in 1998. This increase resulted primarily from increases in pari-mutuel expenses, salaries and benefits, and advertising and marketing expenses. These increases were partially offset by decreases in depreciation and amortization costs and property tax expense.

    Pari-mutuel expenses increased 16.3% and 12.6% for the three month and nine month periods ended September 30, 1999 compared to the same periods in 1998, respectively. This increase was primarily attributable to the cost of purse guarantees related to the Claiming Crown races, and also to higher handle during the quarter and year-to-date periods. The Company incurred incremental purse expense due to Claiming Crown purse guarantees of $280,000. While the Company anticipated that the full amounts incurred for purses and other costs to organize and promote this national event would not be recovered fully through pari-mutuel and other revenues in its inaugural year, management expects to profit from the event in future years. The Racetrack is the site of the Claiming Crown for the next two years and a total of six of the first ten years the event is held.

    Salaries and benefit expenses increased $121,000 or 8.3% and $304,000 or 8.1%, respectively, for the three month and nine month periods ended September 30, 1999 compared to the three month and nine month periods ended September 30, 1998. The increase was attributable to higher labor costs for generating increased concession and pari-mutuel revenues, normal salary increases, and costs associated with employee benefit and medical plans.

    Advertising and marketing costs increased during the three and nine month periods ending September 30, 1999 compared to the same period in 1998, primarily due to increased expenditures related to live racing and special events. The Claiming Crown resulted in additional expenditures, particularly in its inaugural year. In addition, the Company held a major outdoor concert during the live racing season, resulting in the need to alert our patrons to a deviation from the normal live racing schedule. Additional new promotions also contributed to the increased costs.

    Interest expense decreased by $67,000 or 71.3% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. There were no borrowings under the Company's line of credit at September 30, 1999, and there were no borrowings on the line of credit during the second or third quarters of 1999.

    The Company incurred a pre-tax loss of $10,536 for the three month period ended September 30, 1999 compared to pre-tax income of $9,897 for the three months ended September 30, 1998. Income before incomes taxes was $304,679 for the nine months ended September 30, 1999 compared to income before taxes of $210,985 for the comparable period in 1998.

    The Company recognized net income tax expense of $22,000 for the first nine months of 1999. The income tax expense is the net result of estimated current income tax expense of $153,000, offset by a reduction in the valuation allowance of $131,000. As of September 30, 1999, management determined that based upon recent and projected profitability, it was more likely than not, that the remaining deferred tax asset of $131,000 would be utilized in the future and thus reduced it's valuation allowance to zero.

    The Company's net income of $17,464 for the three months ended September 30, 1999 compares to net income of $9,897 for the three months ended September 30, 1998. Net income of $282,679 for the nine months ended September 30, 1999 compares to net income of $210,985 for the nine months ended September 30, 1998. Despite the additional net costs associated with the Claiming Crown, the Company achieved quarterly pre-tax results only slightly behind those of 1998 and continues to exceed last years operating results year-to-date.

LIQUIDITY AND CAPITAL RESOURCES:

    During the period January 1, 1999 through September 30, 1999, cash provided by operating activities was $830,100, which resulted principally from an increase in accounts payable and accrued expenses of $599,544, depreciation and amortization of $554,710 and net income of $282,679. These items were partially offset by a decrease in income taxes payable of $160,875, a decrease in accrued property taxes of $119,662, and a decrease in accrued interest of $100,280. Net cash provided by operations during the nine months ended September 30, 1998 was $1,131,511 resulting primarily from depreciation and amortization of $683,607, an increase in accounts payable and accrued expenses of $178,445, net income of $210,985, and an increase in accrued property taxes of $120,349.

    Net cash used in investing activities for the first nine months of 1999 results primarily from acquisitions of property and equipment of $407,064, compared to investments in equipment and building improvements of $224,474 during the nine month period ended September 30, 1998.

    During the period January 1, 1999 through September 30, 1999, cash provided by financing activities was $9,037. In August 1999, 120,000 underwriter warrants (issued as part of the initial stock offering in 1994) were exercised at a price of $4.80. In addition, exercises of stock options during the first nine months of 1999 contributed to total cash inflows from financing activities of $1,073,854. The cash inflows from these exercises allowed the Company to pay off borrowings under its credit agreement of $608,449, and to reduce the net advance from the MHBPA by $456,368. During the first nine months of 1998, the Company used $1,651,942 to pay off its line of credit with Curtis Sampson, the Chairman of the Board. This use of cash was partially offset by net proceeds from borrowings under the credit agreement with Bremer Bank of $664,384.

    The Company entered into a general credit and security agreement with Bremer Bank, a financial institution located in South Saint Paul, Minnesota on June 3, 1998. The commercial revolving credit line provides for maximum advances of $2,250,000 with interest at the prime rate (8.25%) at September 30, 1999.

    The Company is required by statute to segregate purse funds received from wagering on simulcast and live horse races for future payment as purses for live horse races at the Racetrack or other uses of Minnesota's horsepersons' association. Pursuant to an agreement with the Minnesota Horseman's Benevolent and Protective Association, Inc. ("MHBPA"), during the nine months ended September 30, 1999 and 1998, the Company transferred into a trust account or paid directly to the MHBPA approximately $3,800,000 and $3,250,000, respectively. At September 30, 1999, the Company had an additional $90,046 liability to the MHBPA which will be paid with interest in 1999 in accordance with the agreement.

    The Company believes that the funds to be generated from operations together with funds available under its $2,250,000 line of credit with Bremer Bank will be sufficient to satisfy its liquidity and capital resource requirements for the next twelve months. The Company paid down its borrowings under the line of credit agreement with Bremer Bank during the first quarter of 1999. While the line of credit is available for borrowings, the Company has not utilized the line of credit during the second and third quarters of 1999.

    The Company anticipates it will incur capital investment and start up expenses of approximately $2,000,000 to implement a Card Club which the Company is authorized to establish under legislation enacted by the State of Minnesota in May 1999. Management anticipates that the Company's line of credit will be used for this purpose. See the Operating Plan section below for further discussion.

  OPERATING PLAN:

    At September 30, 1999, the Company had concluded its 1999 live race meet which consisted of 26 days of mixed thoroughbred and quarter horse racing and 30 days of thoroughbred-only racing.

    On May 25, 1999, legislation authorizing new gaming authority for the Company was enacted into law. This legislation will allow the Racetrack to host unbanked card games whereby players compete against each other and not against the house. Under the new gaming authority, frequently referred to as a "Card Club", the Racetrack will receive a percentage of the wagers or a fee from the players as its revenue for providing the facility and services. The new law specifies that the Racetrack's purse fund and the State of Minnesota Breeders' Fund will receive a total of 10% to 14% of the gross revenue generated by the Card Club. The Card Club operating plan will be submitted to the Minnesota racing Commission in the fourth quarter of 1999 for its review and approval. The Company anticipates that the Card Club will begin operation in the first quarter of the year 2000.

    The Company has formed a task force of directors, officers and outside experts to develop plans for the Card Club. The task force is currently conducting market studies, analyzing architectural options, and drafting an operation plan for review by the Minnesota Racing Commission which will regulate the operations of the Card Club. The Company has also hired a manager for the Card Club operation who will assume duties beginning in November. While levels of expenditures are not yet estimable, management anticipates that expenses incurred to develop the Card Club, including, but not limited to, market research, architectural analysis and consulting fees, will increase expense levels during the last three months of 1999, compared to the same period in 1998. The Company also anticipates that certain personnel will be hired in the last quarter of 1999 and expenditures related to acquiring, developing and improving certain internal systems and controls to accommodate Card Club operations will begin to occur in late 1999.

YEAR 2000:

    The Company has identified and evaluated its in-house personal computer systems for year 2000 compliance. These PC based applications are compliant and are not considered to be critical to the Company's daily operations. The Company replaced its racing office administrative network system with a year 2000 compliant system in the second quarter of 1999.

    The Company has evaluated the impact that the failure of significant suppliers to achieve year 2000 readiness would have on its operations. The Company has a contract, through April 2004 with Autotote Systems, Inc. ("Autotote") for totalizator services, including equipment and computer programs which record and process all wagers and calculate odds and payoffs. Autotote has assured the Company, in writing, of their commitment to achieve year 2000 compliance. Should Autotote fail to remediate its own year 2000 issues, pari-mutuel wagering could be materially adversely affected at the Racetrack beginning January 1, 2000. If material year 2000 problems are experienced, the Company's contingency plan is to terminate its contract with Autotote for cause, and to enter into a comparable agreement with another of the industry's tote service providers at the earliest possible time. However, there can be no guarantee that the systems of alternative tote service providers would be year 2000 ready. If Autotote's totalizator equipment fails to achieve year 2000 compliance, and if other potential tote service providers are not year 2000 ready, the Company's operations could be materially adversely affected.

FACTORS AFFECTING FUTURE PERFORMANCE:

    From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may comment on anticipated future financial performance. Such forward-looking statements, including statements contained in this Report on Form 10-QSB, are subject to risks and uncertainties which may adversely affect future financial performance, including, but not limited to, fluctuations in attendance at the Racetrack, changes in the level of wagering by patrons, legislative and regulatory changes, the impact of wagering products introduced by competitors, higher than expected expenses, unprofitable operations of new initiatives launched by the Company in future periods and other risks applicable to the horse racing industry generally.

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

CANTERBURY PARK HOLDING CORPORATION
Dated: November 11, 1999	/s/ RANDALL D. SAMPSON Randall D. Sampson, President, Chief Executive Officer and Treasurer

QuickLinks

MANAGEMENT'S DISCUSSION AND ANALYSIS

PART II OTHER INFORMATION

SIGNATURES