Form 10KSB40
period 1999-12-31
CANTERBURY PARK HOLDING CORP
filed 2000-03-30
CIK 926761

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

    /X/          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

    / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT
                                     OF 1934

                 For the Transition period from ______ to ______

                         Commission File Number: 0-24554

                       CANTERBURY PARK HOLDING CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                 Minnesota                             41-1775532
       ----------------------------------     ----------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The Company's operating revenues for its most recent fiscal year were $20,330,508.

On March 13, 2000, the Company had 3,429,599 shares of common stock, $.01 par value, outstanding.

The aggregate market value of the shares of voting stock held by non-affiliates of the Company (persons other than directors and officers) computed at the NASDAQ closing price of $7.375 per share on March 13, 2000 was approximately $11,425,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, to be held on June 1, 2000, is incorporated by reference into Part III of this Form 10-KSB.

                       CANTERBURY PARK HOLDING CORPORATION
                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----
                                     PART I
ITEM 1.               Description of Business...............................................................   3
ITEM 2.               Description of Property...............................................................  12
ITEM 3.               Legal Proceedings.....................................................................  13
ITEM 4.               Submission of Matters to a Vote of Security Holders...................................  13

                                     PART II

ITEM 5.               Market for Common Equity and Related Stockholder Matters..............................  14
ITEM 6.               Management's Discussion and Analysis of Financial Condition
                          and Results of Operations ........................................................  15
ITEM 7.               Financial Statements..................................................................  21
ITEM 8.               Changes In and Disagreements With Accountants on Accounting
                           and Financial Disclosure.........................................................  36

                                    PART III

ITEM 9.               Directors, Executive Officers, Promoters and Control Persons; Compliance
                           With Section 16(a) of the Exchange Act...........................................  36
ITEM 10.              Executive Compensation................................................................  36
ITEM 11.              Security Ownership of Certain Beneficial Owners and Management........................  36
ITEM 12.              Certain Relationships and Related Transactions........................................  36
ITEM 13.              Exhibits and Reports on Form 8-K......................................................  36

SIGNATURES .................................................................................................  37

EXHIBIT INDEX...............................................................................................  38

Item 1.  DESCRIPTION OF BUSINESS

(a)      BUSINESS DEVELOPMENT

         Canterbury Park Holding Corporation (the "Company") is engaged in the business of conducting live Thoroughbred and Quarter Horse racing and related pari-mutuel wagering operations at its facilities in Shakopee, Minnesota (the "Racetrack"), as well as in conducting "simulcasting", which is pari-mutuel wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack. Commencing on or about April 19, 2000, the Company will begin operating its Card Club (as defined below). The Company also derives revenues from related services and activities, such as concessions, parking, admissions and programs, and from other entertainment events held at the Racetrack.

         The Company was incorporated under the laws of Minnesota on March 24, 1994 and on March 29, 1994 acquired the Racetrack. On May 6, 1994 the Company commenced simulcasting operations. In August 1994 the Company conducted a public offering. With the proceeds from the public offering the Company retired debt associated with its acquisition of the Racetrack. Since May 6, 1994 the Company has been principally engaged in conducting its year-round simulcasting operations, five to seven days per week and live horse racing ("live meets") on a seasonal basis, generally from mid May to late August.

         On May 25, 1999, legislation authorizing new gaming authority for the Company became law. This legislation will allow the Racetrack to host unbanked card games whereby players compete against each other and not against the house. Under the new gaming authority, the Racetrack will receive a percentage of the wagers or a fee from the players as its revenue for providing the facility and services. The new law specifies that the Racetrack's purse fund and the State of Minnesota Breeders' Fund will receive a total of 10% to 14% of the gross revenue generated by the Canterbury Card Club (the "Card Club"). The Minnesota Racing Commission is authorized by the legislation to regulate Card Club operations. The operating plan was approved by the Minnesota Racing Commission on January 19, 2000. The Company anticipates that the Card Club will begin operation on or about April 19, 2000.

         As of March 30, 2000 the 15,828 square foot Card Club is under construction within the Canterbury Park grandstand facility. The construction project is on schedule to be completed in mid-April 2000. The Company hired a general manager for the Card Club operation in November 1999 and has hired additional management and supervisory personnel for the Card Club since that time. The Company has conducted an eight-week training school for card dealers which commenced in late January, 2000. Expenditures related to the construction of the Card Club and enhancements to the facility are expected to be approximately $2 million. Expenditures related to the acquisition of furniture, fixtures, equipment and supplies will be approximately $700,000. The Company has received a commitment from Bremer Bank to provide term financing for approximately 75% of the total estimated costs of construction and 50% of furniture, fixture and equipment costs of the Card Club. The remainder will be funded from internal cash flow. The Company anticipates that operating expenses for the Card Club in the year 2000 will exceed revenues and generate operating losses, due to pre-opening expenses including the development of the comprehensive operating plan, recruiting and training of Card Club dealers and other personnel, acquisition of assets, and development of security, surveillance and other internal control systems required to safeguard Card Club assets and the public.

(b)      BUSINESS OF ISSUER

(i)      RACING OPERATIONS

         The Company's racing operations consist of year-round pari-mutuel wagering on simulcast horse races ("simulcasting") and live meets held on a seasonal basis beginning in May and concluding in late August or early September. Thoroughbred and Quarter Horse racing is conducted during the live meet. The Company also conducted three-day live harness racing meets over the 1997 and 1998 Labor Day weekends.

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

         The Company offers "full card" simulcast racing (broadcasting of another racetrack's entire daily live racing program) from up to 20 racetracks per day, seven days a week, 364 days per year, including Churchill Downs, Hollywood Park, Santa Anita, Gulfstream Park, Belmont Park and Saratoga Racecourse. In addition, races of national interest, such as the Kentucky Derby, Preakness Stakes and Breeders' Cup, supplement the regular simulcast program. The Company regularly evaluates its agreements with other racetracks in order to offer the most popular simulcast signals of live horse racing which is feasible to offer at the Racetrack.

         Under applicable provisions of federal and state law, the Racetrack must obtain the consent of the state's regulatory authority and the organization which represents the majority or the owners and trainers of the horses which race at the Racetrack with respect to simulcast operations both as a host and guest track. In Minnesota such consent must be obtained from the Minnesota Horsemen's Benevolent and Protective Association (the "MHBPA") and the Minnesota Racing Commission.

         LIVE RACING.

         The Company conducts live horse racing at its facility from May until late August or early September each year. The first year the Company conducted live racing was 1995 when it hosted 55 days of live horse racing. The Company conducted 55 days of live racing in 1998, consisting of a 24-day mixed meet of Thoroughbred and Quarter Horse racing, and a 28-day Thoroughbred only meet, plus three days of live harness racing over the Labor Day weekend. In 1999, the Company conducted 56 days of live racing, including 26 days of mixed Thoroughbred and Quarter Horse racing, and 30 days of Thoroughbred only horse racing. The Company plans a 59-day live race meet in the year 2000 beginning May 20th and ending September 4th, consisting of 30 days of mixed Thoroughbred and Quarter Horse racing and 29 days of Thoroughbred only racing.

         Currently, Minnesota law requires the Racetrack to schedule a minimum of 125 days of live racing annually, unless the MHBPA agrees to a lesser number of live racing days. The MHBPA has agreed to waive the 125-day requirement for years 1995 through 2000 and allow the Company to run a minimum of 50 days of live racing each year. After 2000, no assurance can be given that the MHBPA will agree to a shorter live meet than the 125-day statutory minimum.

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

         From 1996 through 1999, a number of non-horseracing events were held, including snowmobile races, two major arts and crafts shows per year, trade shows, concerts, motorcycle races, fund raisers, automobile shows and competitions and private parties. Lilith Fair, an outdoor music event, came to Canterbury Park in August for three consecutive years: 1997, 1998 and 1999, each year drawing approximately 30,000 people to the Racetrack. Lilith Fair will not return to Canterbury Park in 2000 as 1999 was the last year for the national tour. Two additional major concerts were conducted in September of 1998 and 1999.

         To date in 2000, the facility has hosted a snowmobile race weekend and a number of trade shows. Canterbury Park maintains a reputation as one of the premier snowmobile racing venues in the world.

         The construction and commencement of the Card Club operation in the year 2000 has reduced the available square footage for special events occurring within the grandstand facility, such as trade shows and craft shows. As a result, the Company expects a reduction in the number and size of these types of events and a corresponding reduction in special event revenues.


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

         The following table sets forth the percentage distribution of each dollar wagered on live races at the Racetrack, as established by the Racing Act, and the Racetrack's retainage:


                                                                                   Live Racing
                                                                                   -----------
                                                                      Straight                     Exotic
                                                                      --------                     ------
Returned to Winning Patrons                                               83.00%                     77.00%
     Purse (1)                                              8.40%                       8.40%
     Minnesota Breeders' Fund                               1.00                        1.00
     Minnesota Pari-Mutuel Taxes (2)                         .17                         .23
     Racetrack Retainage (1)                                7.43                       13.37

Total Takeout                                                             17.00                      23.00
                                                                     ------------               -------------

Total Handle                                                             100.00%                    100.00%
                                                                     ============               =============

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

         The following table sets forth the approximate percentage distribution of each dollar wagered for races simulcast at the Racetrack and the Racetrack's retainage:


                                                              During Racing Season
                                                              --------------------
                                                                                 Not Concurrent
                                                      Concurrent with                  with                  Outside of
                                                         Live Card                  Live Card               Racing Season
                                                     ------------------         -----------------           -------------
Returned to Winning Patrons (1)                              80.50%                    80.50%                      80.50%
     Minnesota Breeders' Fund                        1.00%                      1.10%                       1.10%
     Minnesota Pari-Mutuel Taxes (2)                  .19                        .19                         .19
     Purse (3)                                       8.40                       7.39                        1.70
     Host Track Fees (4)                             3.50                       3.50                        3.50
     Racetrack Retainage (3)                         6.41                       7.32                       13.01
Total Takeout                                                19.50                     19.50                       19.50
                                                     ----------------           ---------------            ----------------
Total Handle                                                100.00%                   100.00%                     100.00%
                                                     ================           ===============            ================

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

         CARD CLUB

         As discussed above under business development, beginning on or about April 19, 2000 the Company will derive revenue from its Card Club operation.

         OTHER REVENUE

         The Company also derives revenue from other activities such as admissions and parking fees, as well as from the sale of food and beverage, programs, and other racing publications. The Company offers advertising signage space similar to that appearing at many sports stadiums. Finally, additional revenues are derived from use of the facilities for events such as concerts, trade and craft shows, snowmobile racing, business meetings, private parties, horse expositions and sales, boat and automobile storage, community events, and rental of the parking lot for various automobile activities and vehicle storage.

(iv)     COMPETITION

         The Company competes with other forms of gaming in the State of Minnesota, particularly casino-style gambling located on Native American reservations throughout the State of Minnesota, including a large casino located approximately three miles from the Racetrack. In addition, the Company competes against charitable gambling (bingo and pulltabs) and various state lottery products. The Company also competes with a greyhound racetrack located approximately 40 miles from the Racetrack at the eastern end of the Minneapolis-Saint Paul metropolitan area. This greyhound track offers wagering on live and simulcast dog racing, as well as wagering on simulcasting of Thoroughbred horse racing. In addition, the Company faces increasing competition from off-shore and out-of-state simulcast operations illegally marketing internet and telephone account home wagering systems to Minnesota residents.

         The Racetrack also competes with other forms of entertainment in the Minneapolis-Saint Paul metropolitan area, including a wide range of live and televised professional and collegiate sporting events. Finally, live horse racing competes with a wide variety of summer attractions, including amusements parks, sporting events and other local activities.

         The Company also competes with racetracks located throughout the United States in securing the better quality horses to run at the Racetrack. Attracting the owners and trainers of better quality horses is largely influenced by the ability to offer large purses. The Company experiences significant competition for better quality horses from a racetrack located near Des Moines, Iowa, as well as racetracks in Chicago, Illinois, which offer substantially larger purses than the Company. This competition is expected to continue for the foreseeable future.

(v)      MARKETING

         The Company's primary market is the seven county Minneapolis-Saint Paul metropolitan area. Current demographic information indicates that approximately 2 million adults, age 21 and older, reside within a 50 mile radius of Shakopee Minnesota. This information does not include adults ages 18 to 20 years of age which are also patrons of the Racetrack.

         To support its primary business of pari-mutuel horse racing, the Company maintains year-round marketing efforts which are focused on maintaining the loyalty of live and simulcast patrons and attracting new customers. The Company is planning substantial marketing of the Card Club using newspapers, television, the internet, other print media, radio and direct mail. The Company plans to combine its marketing efforts on communicating the excitement of wagering on horse racing with card playing. In addition to its regular advertising program, the Company conducts numerous special promotions and handicapping contests to increase simulcast patronage.

         The 1999 and 1998 live racing advertising campaigns utilized print, radio and television advertising to highlight the attractive, park-like atmosphere of Canterbury Park, promoting activities for the entire family, as well as the fun and excitement of live horse racing. In addition, the development of a customer data base enabled the Company to increasingly utilize direct mail advertising since 1997.

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

         A federal statute, the Interstate Horse Racing Act of 1978, also provides that a racetrack must obtain the consent of the group representing the majority of the horsepersons (owners and trainers) of the horses racing at the racetrack, and the consent of the state agency regulating the racetrack, in order to transmit simulcast signals of its live races or to receive and use simulcast signals from other racetracks. The Company has obtained the consent of the MHBPA and Minnesota Racing Commission for receiving and sending simulcasting signals.

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

         The Racing Commission issued a Class B License to the Company on April 27, 1994. The Class B License allows the Company to sponsor and manage horse racing on which pari-mutuel wagering is conducted at its Class A licensed racetrack and on other horse races run at out-of-state locations as authorized by the Racing Commission. The Class B License is renewable each year by the Racing Commission after a public hearing (if required by the Racing Commission). The Company's Class B License was renewed for the 2000 season in December 1999. The fee for a Class B License is $100 for each assigned race day on which live racing is actually conducted and $50 for each day on which simulcasting is authorized and actually takes place.

         The Racing Commission issued an additional Class B License to the Company on January 19, 2000. This Class B License allows the Company to host unbanked card games. The Class B License is renewable each year by the Racing Commission after a public hearing (if required by the Racing Commission). The fee for this Class B License is $10,000 per calendar year.

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

         CARD CLUB REGULATION.

         The Racing Commission is authorized by law to regulate Card Club operations. The law required that the Company submit a plan of operation for card playing activities to the Racing Commission prior to receiving its Class B license to operate the Card Club. The operating plan received final approval and the Class B license was granted on January 19, 2000. The law requires that the Company reimburse the Racing Commission for it's actual costs, including personnel costs, of regulating the Card Club.

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

(vii)    EMPLOYEES

         At March 13, 2000, the Company had approximately 76 full-time employees and 152 part-time employees, including 6 full-time employees for the Card Club. On a seasonal basis the Company adds approximately 120 full-time and 450 part-time employees for live racing operations from early May until early September. The Company estimates that it will require an additional 200 full-time and 150 part-time employees when the Card Club operation opens in April 2000. The Company's management believes its employee relations are good.

(viii)   EXECUTIVE OFFICERS

         The executive officers of the Company, their ages and their positions with the Company are as follows:


Name                                Age              Position With Company
----                                ---              ---------------------
Randall D. Sampson                  41               President, Chief Financial Officer, and
                                                     General Manager

Michael J. Garin                    44               Vice President of Hospitality

John R. Harty                       55               Vice President of Marketing

Mark A. Erickson                    43               Vice President of Facilities

Deborah D. Giardina                 47               Vice President of Card Club Operations

-------------------

         Randall D. Sampson has been President and Chief Financial Officer since the formation of the Company in March 1994 and General Manager since September 1995. Mr. Sampson has been active in horse racing industry associations, serving on the Board of Directors of the Minnesota Thoroughbred Association from 1989 to 1993. Mr. Sampson has also been a member of the Minnesota Horsemen's Benevolent and Protective Association, serving as Vice President of the organization from 1993 to 1994, and was a member of the Minnesota Racing Commission Breeders' Fund Advisory Board from 1991 to 1997. He also serves as a director of the Thoroughbred Racing Association of North America. Mr. Sampson is the son of Curtis A. Sampson, the Company's Chairman of the Board who is a holder of approximately 31% of the Company's common stock.

         Michael J. Garin has been Vice President of Hospitality since May of 1997. He had served as President of Canterbury Park Concessions, Inc. since April of 1994. From September 1993 to April 1994, Mr. Garin was employed as Food and Beverage Supervisor of Little Six, Inc.

         John R. Harty was hired as Vice President of Marketing in February 2000. John served as Vice President of Sales and Marketing for Kim and Sun Hosiery in Philadephia prior to coming to Canterbury Park. He was employed by Sun Hockey as its President from 1997 until 1998, and Vice President of Sales and Marketing from 1992 through 1996.

         Mark A. Erickson has served as Vice President of Facilities since May 1997. He was the Director of Facilities from April 1994 until April 1997. From May 1992 until employment with the Racetrack, Mr. Erickson served as Maintenance Supervisor for the Mall of America in Bloomington, Minnesota.

         Deborah D. Giardina joined the Company in November 1999 as Vice President of Card Club Operations. From June 1995 until November 1999 Deborah was the Poker Room Manager for Grand Casino Coushatta in Kinder, Louisiana. From May 1993 until June 1995, Deborah was the Poker Room Manager of Grand Casino in Gulfport, Mississippi.

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

         RACING SURFACES.

         The racing surfaces consist of a one-mile oval dirt/limestone track and a 7/8 mile oval turf course. The dirt track includes a mile and one-quarter front stretch chute, a 6-1/2 furlong backstretch chute and a quarter horse chute, and is lighted for night racing.

         GRANDSTAND.

         The grandstand is a modern, air-conditioned, enclosed structure of approximately 275,000 square feet with a variety of facilities on six levels. The Lower Level contains space for support functions such as jockey quarters, administrative offices, Racing Commission offices, the mutuels department, concession and maintenance offices, first aid, mechanical and electrical rooms. The Track Level includes mutuels windows, restrooms, a variety of concession stands and other services. A large area of the track level is currently under construction as the future location of the Card Club. The Card Club when completed, will be 15,828 square feet. The Mezzanine Level contains 1,320 fixed seats in a glass-enclosed, air-conditioned area and an additional 3,000 seats located outside. In addition to the seats, the Mezzanine Level contains mutuel windows, restrooms, concession stands and other guest facilities. A portion of the mezzanine level is currently being converted into a simulcast center to be used during live racing, and for banquets and other events during the off-season. The Kitchen Level is an intermediate level located between the Mezzanine and Clubhouse floors; it contains a full-service kitchen which can support a full dining menu for the track-side dining terraces on the Clubhouse Level and to prepare food for the other concession areas. The Clubhouse Level is a multi-purpose area serving as a simulcast center during wagering sessions on televised races, as well as a full-service dining area during the live racing season. The Clubhouse Level includes 325 trackside tables, each equipped with a television set, with a total seating capacity of 1,200 patrons and an additional 1,000 seats are located in lounges located throughout the area. An additional feature of the Clubhouse Level is a special club area which includes 225 dining seats, a party room and a large bar and lounge. The Press Box/Officials' Level is located in the roof trusses over the Clubhouse and contains work areas for the press, racing officials, closed-circuit television, photo-finish and the track announcer. In addition, the grandstand was structurally built to accommodate skyboxes under the Press Box/Officials' Level, although none have yet been constructed. Escalators and elevators are available to move patrons among the various levels within the grandstand.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)      MARKET INFORMATION

         The Company's Common Stock is traded on the NASDAQ Stock Market under the symbol TRAK. The table set forth below indicates the high and low trade prices for the Common Stock for the years ended December 31, 1999 and 1998. These prices indicate interdealer prices without retail markup, markdowns or commissions.


                                                                    1999                                     1998
                                                        ------------------------------           ------------------------------
                                                          High                 Low                 High                 Low
                                                        ----------           ---------           ---------            ---------

COMMON STOCK
First Quarter                                      $    7 3/4             $  4 1/8               3 3/8                2 1/2
Second Quarter                                          6 1/4                3 1/2               3 1/2                2 3/8
Third Quarter                                           5 1/2                4 11/16             3 3/32               2 5/8
Fourth Quarter                                          6 1/8                4 7/8               5                    2 13/16

(b)      HOLDERS

         At March 13, 2000, the Company had approximately 404 holders of record of its common stock. In addition, on that date a depository company held approximately 1,735,000 shares as nominees for an estimated 1,700 beneficial holders.

(c)      DIVIDENDS

         The Company has not paid any dividends on its common stock and does not anticipate paying any in the foreseeable future. The Company's current loan arrangements with a commercial bank prohibit the payment of dividends without the bank's consent.

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

         Canterbury Park Holding Corporation (the "Company") owns and operates Canterbury Park (the "Racetrack"), the only pari-mutuel horse racing facility in the State of Minnesota. The Company's revenues for the years ended December 31, 1999 and 1998 were derived primarily from pari-mutuel take-out on live races and races simulcast year-round to Canterbury Park from racetracks throughout the country. In addition the Company earned pari-mutuel take-out during live race meets featuring thoroughbred, quarter horse and harness racing. During 1999 the Company conducted 364 days of simulcast racing, including 56 days of live racing. In 1998 the Company conducted 364 days of simulcast racing including 55 days of live racing. The live race meets in 1999 and 1998 commenced in the month of May and concluded in August of 1999 and September of 1998 (including three days of harness racing over the Labor Day weekend.) During live race meets, the Company televises its races to out-of-state racetracks around the country. The Company earns additional pari-mutuel revenue on wagers placed at out-of-state racetracks. In addition to pari-mutuel revenues, the Company generates revenues from admissions, parking, publication sales, concession sales, special events, facility rental, advertising and other sources.

         On May 25, 1999, legislation authorizing new gaming authority for the Company became law. This legislation will allow the Racetrack to host unbanked card games whereby players compete against each other and not against the house. Under the new gaming authority, the Racetrack will receive a percentage of the wagers or a fee from the players as its revenue for providing the facility and services. The new law specifies that the Racetrack's purse fund and the State of Minnesota Breeders' Fund will receive a total of 10% to 14% of the gross revenue generated by the Canterbury Card Club (the "Card Club"). The Minnesota Racing Commission is authorized by the legislation to regulate Card Club operations. The operating plan was approved by the Minnesota Racing Commission on January 19, 2000. The Company anticipates that the Card Club will begin operation on or about April 19, 2000.

         As of March 30, 2000 the 15,828 square foot Card Club is under construction within the Canterbury Park grandstand facility. The construction project is on schedule to be completed in mid-April 2000. The Company hired a general manager for the Card Club operation in November 1999 and has hired additional management and supervisory personnel for the Card Club since that time. The Company has conducted an eight-week training school for card dealers which commenced in late January, 2000. Expenditures related to the construction of the Card Club and enhancements to the facility are expected to be approximately $2 million. Expenditures related to the acquisition of furniture, fixtures, equipment and supplies will be approximately $700,000. The Company has received a commitment from Bremer Bank to provide term financing for approximately 75% of the total estimated costs of construction and 50% of furniture, fixture and equipment costs of the Card Club. The remainder will be funded from internal cash flow. The Company anticipates that operating expenses for the Card Club in the year 2000 will exceed revenues and generate operating losses, due to pre-opening expenses including the development of the comprehensive operating plan, recruiting and training of Card Club dealers and other personnel, acquisition of assets, and development of security, surveillance and other internal control systems required to safeguard Card Club assets and the public.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31,
1998

         Total operating revenues for the year ended December 31, 1999 were $20,330,508, an increase of 5.9% compared to total operating revenues of $19,195,577 for the year ended December 31, 1998. Pari-mutuel revenues increased 6.9% in fiscal year 1999 compared to fiscal year 1998. Discussion of the change in pari-mutuel revenues follows the Summary of Operating Data below.

         Concession revenues increased 15.2% during the year ended December 31, 1999 compared to the year ended December 31, 1998. The increase is due primarily to increased concession sales during special events hosted by the Racetrack. The remaining increase is attributable to higher racing attendance in 1999 compared to 1998, and a slight increase in the price of certain food stand items in May 1999.

         Other operating revenue decreased $101,000 (11.5%) to $772,000 in fiscal year 1999. This decrease was primarily related to revenues from leasing underutilized areas of the Racetrack grounds for vehicle storage, which decreased from approximately $400,000 in 1998 to $296,000 in 1999.

The following table summarizes operating data for the years ended December 31, 1999 and December 31, 1998:

SUMMARY OF OPERATING DATA:


                                                                        YEAR                           YEAR
                                                                        ENDED                          ENDED
                                                                     DECEMBER 31,                   DECEMBER 31,
                                                                        1999                           1998
       RACING DAYS
            Simulcast only days                                              308                            309
            Live and simulcast days                                           56                             55
                                                                ----------------------         -----------------------
                                      TOTAL RACING DAYS                      364                            364

       ATTENDANCE
            Simulcast only days                                          133,000                        132,000
            Live and simulcast days                                      209,000                        193,000
                                                                ----------------------         -----------------------
                                      TOTAL ATTENDANCE                   342,000                        325,000

       ON-TRACK HANDLE
            Simulcast only days                                 $     45,549,000               $     43,819,000
            Live and simulcast days
                Live racing                                           13,898,000                     12,013,000
                Simulcast racing                                      12,779,000                     12,876,000
       OUT-OF-STATE LIVE HANDLE                                       10,427,000                      7,985,000
                                                                ----------------------         -----------------------
                                      TOTAL HANDLE              $     82,653,000               $     76,693,000

       AVERAGE DAILY ATTENDANCE
            Simulcast only days                                              432                            427
            Live and simulcast days                                        3,732                          3,509

       ON-TRACK PER CAPITA WAGERING
            Simulcast only days                                 $            342               $            332
            Live and simulcast days                                          128                            129

       ON-TRACK AVERAGE DAILY HANDLE
            Simulcast only days                                 $        147,886               $        141,809
            Live and simulcast days                                      476,375                        452,527

         Total pari-mutuel revenues increased 6.85% to approximately $15,438,000 in 1999 from $14,448,000 in 1998. Total attendance for live and simulcast racing increased by 5.2% to 342,000 during the twelve months ended December 31, 1999, from 325,000 during the twelve months ended December 31, 1998. The total on-track per capita wager for fiscal year 1999 of $211 was unchanged from fiscal year 1998. Total on-track handle increased approximately 5.1% to $72,226,000 in 1999 from $68,708,000 in 1998. Handle wagered at out-of-state locations increased 30.6% or $2,442,000 compared to 1998, due primarily to approximately $1.4 million wagered by out-of-state locations on the Claiming Crown races on August 7th .

         Pari-mutuel revenues related to simulcast racing increased 4.1% to $11,858,000 in 1999 from $11,394,000 in 1998. This change was consistent with the change in total simulcast handle, which increased to $58,328,000 in 1999, up from $56,695,000 in 1998.

         On-track wagering on live races at the Racetrack increased by $1,885,000, or 15.7%, to $13,898,000 in 1999 from $12,013,000 in 1998, causing pari-mutuel revenue to increase by 14.9% to $2,913,000 in 1999 from $2,535,000 in 1998. An increase of 6.36% in average daily attendance in 1999 compared to 1998 on days when both simulcast and live racing were conducted resulted in an increase in average daily handle of $23,848 or 5.3%.

         Pari-mutuel revenue from simulcasting the Racetrack's live races to out-of-state locations totalled approximately $280,000 in 1999 compared to $230,000 in 1998. The Racetrack receives amounts ranging from 2.50% to 3.00% of amounts wagered at out-of-state racetracks as a "guest fee". The increase in revenues is attributable to the increase in out-of-state handle as discussed above.

         Revenues recognized for proceeds from winning pari-mutuel tickets which were not presented for payment within one year of the end of the respective race meets increased to approximately $387,000 in 1999 compared to $286,000 in 1998.

         Total operating expenses increased 5.7% to $19,766,000 in 1999 from $18,698,000 in 1998. An increase of 10.6% in pari-mutuel expenses in fiscal year 1999, compared to fiscal year 1998, is directly related to the increase in handle. Salary and benefit expenses increased 5.6% in 1999 compared to 1998, due to increased labor costs associated with generating increased revenues, additional full-time positions added in 1999 related to the Card Club and supporting functions, and additional employee benefit and recruitment expenses in 1999.

         Depreciation expense decreased in 1999 due to certain assets becoming fully depreciated in 1999.

         Advertising and marketing costs increased in 1999 compared to 1998 primarily due to increased expenditures related to live racing and special events. In addition, the Claiming Crown resulted in additional expenditures, particularly in its inaugural year.

         Minnesota law requires the Company to allocate a portion of funds received from wagering on simulcast and live horse races for future payment as purses for live horse races or other uses of Minnesota's horsepersons' associations. This purse expense is one of the Company's largest single expense items. The minimum percentage required by law to be set aside for purses from simulcasting varies substantially depending on the time of year the simulcasting is conducted. For the 25-week period beginning in early May, which is the statutorily established "Racing Season," 50% of net pari-mutuel revenue, before deducting for purses, is allocated to a fund for the payment of purses during the live meet. For the remaining 27 weeks of the racing year, November through April, funds accumulate at the rate of 25% of net pari-mutuel revenue, before deducting for purses, but after deducting an 8% expense factor. Purse expense as a percentage of the Company's pari-mutuel commission and breakage revenues increased to 29.6% in 1999 compared to 27.5% in 1998 due to a $280,000 purse guarantee related to the Claiming Crown races. Excluding the Claiming Crown purse guarantee, the 1999 purse expense percentage was 27.7%.

          The Company incurred incremental purse expense due to Claiming Crown purse guarantees of $280,000 which is included in pari-mutuel statutory purse expense in the 1999 statement of operations. While the Company anticipated that the full amounts incurred for purses and other costs to organize and promote this national event would not be recovered fully through pari-mutuel and other revenues in its inaugural year, management expects to profit from the event in future years. The Racetrack is the scheduled site of the Claiming Crown for the next two years and a total of six of the first ten years the event is held.

         Amounts paid to the Minnesota Breeders' Fund are a function of on-track handle and the increase to $773,000 in 1999 compared to $728,000 in 1998 is attributable to and consistent with the increase in total on-track handle.

          Host track fees remained steady at 3.42% of simulcast handle in 1999 compared to 3.45% in 1998. The host fee is calculated as a percentage of monies wagered on out-of-state racetracks (generally 2.50% to 4.50%) and is negotiated with each host track. While the average fee rate remained steady, the Company benefited by entering into a Hub Services Agreement with certain racetracks in Chicago Illinois (the "Chicago Hub") in February 1999. This agreement benefits the Racetrack by reducing simulcasting related expenses such as data transmission costs and tote fees.

         Interest expense decreased 71.0% to $34,208 in 1999 compared to $118,151 in 1998. Interest expense relates primarily to amounts due under line of credit agreements and to amounts due on advances from the MHBPA. The Company operated under a line of credit agreement with the Company's Chairman until June 11, 1998 when it was replaced with a commercial revolving credit line with Bremer Bank N.A. The average daily balance of borrowings under the line credit was $47,000 in 1999. The line of credit was last utilized in March 1999. The combined average daily balance of the lines of credit utilized in 1998 was approximately $823,000. The weighted average rate of interest on the lines of credit was 7.75% and 8.53% for 1999 and 1998, respectively. Interest charged to operations under the line of credit with the Chairman was $43,349 in fiscal year 1998. Amounts charged to operations in 1999 and 1998 for interest expense on the line of credit with Bremer Bank were $3,657 and $26,843, respectively. The average daily balance of amounts due under advances with the MHBPA was approximately $383,000 in 1999 compared to $558,000 in 1998. The weighted average rate of interest on the amounts due to the MHBPA was 7.96% for fiscal year 1999, compared to 8.49% for fiscal year 1998. The interest rate on the line of credit and the MHBPA advances was 8.50% at December 31, 1999 compared to 7.75% at December 31, 1998. Interest charged to operations on advances with the MHBPA was $30,530 in fiscal year 1999, compared to $47,416 in fiscal year 1998.

         Interest income was $27,951 in fiscal year 1999 compared to $7,587 in fiscal year 1998. The Company's cash balances have exceeded its cash requirements since March of 1999 when the Company was able to pay off an outstanding balance on its line of credit with Bremer Bank. All cash balances of the Company are "swept" into a single account at the close of every business day to maximize earnings and float. The cash balances are invested in an overnight repurchase agreement on a daily basis, collateralized by mortgage-backed securities. The average daily balance of amounts in the cash account was approximately $491,000 in 1999. The average interest rate earned on the cash balances was 4.33%.

         The 1999 operating results include $125,000 of pre-operating expenses related to the development of the Card Club which the Company anticipates will open in April of 2000. Of that amount, $76,000 of professional fee expenses, primarily related to consulting fees and market research, are included in other operating expense. In addition, $15,000 is included in salaries and benefits expense and $34,000 is in other expense categories. An additional $49,000 was capitalized in construction in progress for building improvements related to the Card Club. No expenses were incurred in 1998 related to the Card Club.

         Real estate tax expense was $231,070 in 1999 compared to $417,003 in 1998. The Company estimates and accrues property tax expense each year for taxes due and payable the following year, based on estimates received from the taxing authorities. Actual property tax payments in 1999 were $292,546 compared to $354,022 in 1998.

         Pretax net income for the horse racing segment of the Company was $545,000 for fiscal year 1999 compared to $377,000 for fiscal year 1998. Pretax net income for the concessions segment of the Company was $191,000 compared to $62,000 in 1998.

         Net income for the year ended December 31, 1999 was $437,291, compared to net income of $433,747 for the year ended December 31, 1998. Income before income taxes was $558,461 in 1999 compared to $386,619 in 1998. The Company incurred income tax expense of $121,170 in 1999 compared to an income tax benefit in 1998 of $47,128. The income tax benefit in 1998 was the net result of a $208,000 deferred tax benefit due to a reduction of it's valuation allowance, offset by current income tax expense of $161,000 for the year. Since acquisition of the Company in 1994, the Company had fully offset any deferred tax assets with a valuation allowance due to the uncertainty of realization of the benefits in future periods. At December 31, 1998, management reduced it's valuation allowance to $130,000. At December 31, 1999, management determined that based on recent and projected profitability, it was more likely than not that the deferred tax asset would be fully utilized in the future and thus completely eliminated it's valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES:

         During the year ended December 31, 1999, cash provided by operating activities was $1,018,339, which resulted principally from net income of $437,291 and depreciation and amortization of $776,680, partially offset by the increase in the deferred tax asset of $122,800 and a decrease in accrued interest of $92,914. During the year ended December 31, 1998, cash provided by operating activities was $1,383,697, which resulted principally from net income of $433,747, depreciation and amortization of $901,443, and an increase in income taxes payable of $160,875, partially offset by an increase in the deferred tax asset of $208,000.

         For fiscal 1999, net cash used in investing activities was $470,416 for capital expenditures. In 1999 the Company invested $100,000 in improvements to facilitate conducting large outdoor special events, $49,000 for Card Club investments in construction in progress, and $75,000 in computer equipment and upgrades. The remaining balance of expenditures of $246,000 in 1999 compares to $221,439 for capital expenditures for fiscal 1998 which was partially offset by proceeds from the sale of property and equipment of $33,091. The Company estimates that it will spend approximately $400,000 for capital expenditures during fiscal year 2000 excluding capital expenditures for the Card Club. Current Card Club estimates project that the Company will invest approximately $800,000 in the year 2000 representing 25% of the total cost of construction and 50% of furniture, fixtures and equipment purchases.

         Cash provided by financing activities was $429,958 for the year ended December 31, 1999, which includes proceeds of $1,217,810 from the issuance of common stock. These common stock issuances resulted from the exercise of stock options by employees and the Chairman of the Board and to the issuance of common stock pursuant to the Company's employee stock purchase plan. In addition, the underwriters exercised warrants to acquire 120,000 shares at $4.80 prior to their expiration in August 1999. These cash inflows were partly offset by net payments on the borrowings under the credit agreement of $608,449 and $179,403 net payments on the advance with the MHBPA. During 1998, cash used in financing activities was $1,154,301, which included the pay off of the Company's line of credit with its Chairman of the Board of $1,651,942 on June 11, 1998. This net payment was offset by the proceeds from borrowings under the new commercial revolving credit line of $608,449. Net payments on the advance from the MHBPA used net cash of $163,159 in 1998. The Company was provided cash of $52,351 in 1998 upon the issuance of common stock, due primarily to the exercise of options and to the issuance of common stock pursuant to the Company's employee stock purchase plan.

         Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, approximately $3,975,000 and $3,650,000 in purse funds for the years ended December 31, 1999 and 1998, respectively. Minnesota Statutes specify that amounts transferred into trust are the property of the trust and not of the Company. Unpaid purse fund obligations due the MHBPA were $367,011 and $546,414 at December 31, 1999 and 1998, respectively. The interest rates on any statutory purses accrued but not transferred into the trust (which are guaranteed by the Company's Chairman of the Board) were 8.50% and 7.75% at December 31, 1999 and 1998, respectively.

         At January 1, 1998 the Company had a $3,000,000 line of credit arrangement with the Chairman of the Board, of which $1,651,942 was outstanding. The interest rate for borrowings under the line of credit was the prime rate. This line of credit was paid off on June 11, 1998 and was replaced by a commercial revolving credit line with Bremer Bank, N.A.

         The Company entered into a general credit and security agreement with Bremer Bank, N.A., a financial institution located in South Saint Paul, Minnesota, on June 3, 1998. Borrowings under the credit agreement include a commercial revolving credit line which provides for maximum advances of $2,250,000 with interest at the prime rate (8.50% at December 31, 1999). No borrowings under the credit line were outstanding at December 31, 1999. Borrowings under the credit line were $608,449 at December 31, 1998.

         Cash balances at December 31, 1999 were $1,350,052 compared to $372,171 at December 31, 1998. The significant increase is due primarily to cash inflows from operations and the sale of common stock due to option and warrant exercises in 1999 totaling $1,217,810.

         Management believes that funds available in its cash accounts, amounts available under the general credit and security agreement, term loan commitments to fund Card Club construction, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2000. The Company anticipates total Card Club construction and pre-opening expenses of approximately $3 million. Net of the anticipated Card Club term loan proceeds of approximately $1,800,000, the Company expects to use cash reserves of approximately $1,200,000 prior to the commencement of Card Club operations in the year 2000.

OPERATING PLAN:

         In 1999 the Company successfully conducted its fifth live race meet. The Company plans a 59-day live race meet in 2000 consisting of 30 days of mixed Thoroughbred and Quarter Horse racing and a 29-day Thoroughbred only meet. The Company competes with racetracks located throughout the United States in securing the better quality horses to run at the Racetrack. Attracting the owners and trainers of better quality horses is largely influenced by the ability to offer large purses. Over the past five years, the Company has offered consistent levels of purse monies from year to year by limiting the number of live racing days and utilizing purse monies from simulcasting and live race wagering. However, the Company continues to experience stiff competition for better quality horses from a racetrack located near Des Moines, Iowa, as well as racetracks in Chicago, Illinois which offer substantially larger purses.

         The Canterbury Card Club is expected to significantly contribute to purse fund monies once the Card Club begins operations in April 2000. The legislation mandates that 10% of the first $6,000,000 of Card Club gross revenues be paid to horseperson organizations for the payment of purses during the Company's live race meets. This percentage increases to 14% after the first $6,000,000 of revenues. However, the legislation mandated that the Minnesota Breeders' Fund receive 10% of the amounts above for its purposes. Because the Card Club is not opening until shortly before the commencement of the 2000 live race meet, the increased contributions to the purse fund are expected to have a minimal impact on the amounts paid out for purses during the 2000 meet. The Company anticipates that the Company will be in a more competitive position for better quality horses beginning in the year 2001, when increased purse contributions have had an opportunity to accumulate.

                  The Company's profitably in the year 2000 is dependent primarily upon the results of operations of the Card Club and the related concessions operation. The Company anticipates that operating expenses for the Card Club in the year 2000 will exceed revenues and generate operating losses, due to pre-opening expenses related to the development of the comprehensive operating plan, recruiting and training of Card Club dealers and other personnel, acquisition of assets, and development of security and surveillance systems required to safeguard Card Club assets. However, if the racetrack is able to maintain levels of attendance and handle for live and simulcast racing at levels similar to previous years while maintaining the levels of expenses previously experienced for racing operations, the Company has the potential to generate operating income in the year 2000. An additional consideration for 2000 is that the Company's revenues in 1999 were significantly impacted by special event and facility rental revenues. While the Company plans to continue its emphasis on its use as an outdoor concert venue and maintaining 1999 levels of vehicle storage revenues, there can be no guarantee that 1999 levels of these revenues will continue into the future.

         Management intends to continue pursuing legislation for additional potential sources of revenue. These efforts could result in increased legislative related expenses in the future.

FACTORS AFFECTING FUTURE PERFORMANCE:

                  From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may comment on anticipated future financial performance. Such forward looking statements, including statements contained in this Report on Form 10-KSB, are subject to risks and uncertainties which may adversely affect future financial performance, including, but not limited to, fluctuations in attendance at the Racetrack, changes in the level of wagering by patrons, legislative and regulatory changes, the impact of wagering products introduced by competitors, higher than expected expenses, unprofitable operations of new initiatives launched by the Company in future periods, and other risks applicable to the gaming and horse racing industries generally.

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements of the Company are set forth on pages 22 through 35 of the Form 10-KSB:


                                                                                                                      Page
                                                                                                                  -------------

Independent Auditors' Report................................................................................           22

Consolidated Balance Sheets as of December 31, 1999 and 1998 ...............................................           23

Consolidated Statements of Operations for the years ended December 31, 1999 and
December 31, 1998 ..........................................................................................           24

Consolidated Statements of Changes in Stockholders' Equity for the years ended
December 31, 1999 and December 31, 1998 ....................................................................           25

Consolidated Statements of Cash Flows for the years ended December 31, 1999 and
December 31, 1998 ..........................................................................................           26

Notes to Consolidated Financial Statements for the years ended December 31, 1999 and
December 31, 1998 ..........................................................................................           27

INDEPENDENT AUDITORS' REPORT

Board of Directors
Canterbury Park Holding Corporation
Shakopee, Minnesota

We have audited the accompanying consolidated balance sheets of Canterbury Park Holding Corporation and subsidiary (the Company) as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Canterbury Park Holding Corporation and subsidiary as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP



March 14, 2000
Minneapolis, Minnesota

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                           1999                  1998
ASSETS

CURRENT ASSETS:
     Cash                                                                             $    1,350,052        $      372,171
     Accounts receivable                                                                     187,463               215,296
     Inventory                                                                                72,908                89,640
     Deposits                                                                                 20,000                20,000
     Prepaid expenses                                                                        136,686               121,859
     Income tax refund receivable                                                              6,693
                                                                                      ----------------      ----------------
         Total current assets                                                              1,773,802               818,966

PROPERTY AND EQUIPMENT, net  (Note 2)                                                      8,084,431             8,386,439

DEFERRED TAX ASSET  (Note 3)                                                                 330,800               208,000

INTANGIBLE ASSETS, net of accumulated amortization of $20,113                                                        4,256

                                                                                      ----------------      ----------------
                                                                                      $   10,189,033        $    9,417,661
                                                                                      ================      ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                 $      816,020        $      760,132
     Accrued wages and payroll taxes                                                         154,665               166,898
     Accrued interest                                                                          7,453               100,367
     Advance from MHBPA (Note 1)                                                             367,011               546,414
     Borrowings under credit agreement (Note 6)                                                                    608,449
     Accrued property taxes                                                                  292,546               354,022
     Income taxes payable                                                                                          160,875
     Payable to horsepersons                                                                 100,538                70,805
                                                                                      ----------------      ----------------
         Total current liabilities                                                         1,738,233             2,767,962

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

STOCKHOLDERS' EQUITY (Note 4):
     Common stock, $.01 par value, 10,000,000 shares authorized, 3,371,999
         and 3,020,167, respectively, shares issued and outstanding                           33,720                30,202
     Additional paid-in capital                                                            9,493,101             8,132,809
     Accumulated deficit                                                                  (1,076,021)           (1,513,312)
                                                                                      ----------------      ----------------
         Total stockholders' equity                                                        8,450,800             6,649,699
                                                                                      ----------------      ----------------
                                                                                      $   10,189,033        $    9,417,661
                                                                                      ================      ================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999 AND  1998
--------------------------------------------------------------------------------

                                                                                            1999                    1998
OPERATING REVENUES:
     Pari-mutuel                                                                      $    15,438,261         $    14,448,354
     Concessions                                                                            2,971,195               2,578,262
     Admissions and parking                                                                   469,821                 563,091
     Publications                                                                             679,036                 733,075
     Other operating revenue                                                                  772,195                 872,795
                                                                                      ------------------      ------------------
                                                                                           20,330,508              19,195,577

OPERATING EXPENSES:
     Pari-mutuel expenses:
         Statutory purses                                                                   4,373,040               3,828,864
         Host track fees                                                                    1,992,624               1,953,901
         Pari-mutuel taxes                                                                    148,706                  78,020
         Minnesota Breeders' Fund                                                             772,996                 728,387
     Salaries and benefits                                                                  4,968,519               4,703,506
     Cost of sales related to concessions                                                     824,225                 772,290
     Cost of sales related to publications                                                    803,193                 783,256
     Depreciation and amortization                                                            776,680                 901,443
     Repairs, maintenance and supplies                                                        707,734                 725,497
     Property taxes                                                                           231,070                 417,003
     Advertising and marketing                                                              1,137,374                 863,213
     Utilities                                                                                731,116                 692,992
     Other operating expenses                                                               2,298,513               2,250,022
                                                                                      ------------------      ------------------
                                                                                           19,765,790              18,698,394

NONOPERATING (EXPENSES) REVENUES:
     Interest expense (Note 6)                                                                (34,208)               (118,151)
     Other, net                                                                                27,951                   7,587
                                                                                      ------------------      ------------------
                                                                                               (6,257)               (110,564)
                                                                                      ------------------      ------------------

INCOME BEFORE INCOME TAX EXPENSE                                                              558,461                 386,619
     Income tax (expense) benefit  (Note 3)                                                  (121,170)                 47,128
                                                                                      ------------------      ------------------
NET INCOME                                                                            $       437,291         $       433,747
                                                                                      ==================      ==================


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                         3,178,426               3,005,164
                                                                                      ==================      ==================

BASIC NET INCOME PER COMMON SHARE (Note 5)                                            $            .14        $            .14
                                                                                      ==================      ==================

DILUTED NET INCOME PER COMMON SHARE (Note 5)                                          $            .13        $            .14
                                                                                      ==================      ==================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------

                                                                        Additional     Unearned
                                           Number         Common         Paid-in        Compen-       Accumulated
                                         of Shares         Stock         Capital         sation         Deficit           Total
                                        -------------   ------------   -------------  ------------   ---------------  --------------
BALANCE,  DECEMBER  31, 1997              2,998,848     $   29,989     $  8,061,875   $   (22,044)   $ (1,947,059)    $  6,122,761

Exercise of stock options                     8,775             88           20,276                                         20,364

Issuance and amortization of
     compensatory stock options                                              18,796        22,044                           40,840

Shares issued under Employee Stock
     Purchase Plan                           12,544            125           31,862                                         31,987

Net income                                                                                                433,747          433,747
                                        -------------   ------------   -------------  ------------   ---------------  --------------


BALANCE,  DECEMBER 31, 1998               3,020,167     $   30,202     $  8,132,809   $          0   $ (1,513,312)    $  6,649,699

Exercise of stock options                   213,050          2,130          591,786                                        593,916

Tax benefit of stock option exercises                                       146,000                                        146,000

Exercise of underwriter warrants            120,000          1,200          574,800                                        576,000

Shares issued under Employee Stock
     Purchase Plan                           18,782            188           47,706                                         47,894

Net income                                                                                                437,291          437,291
                                        -------------   ------------   -------------  ------------   ---------------  --------------

BALANCE,  DECEMBER 31, 1999               3,371,999     $   33,720     $   9,493,101  $          0   $ (1,076,021)    $  8,450,800
                                        =============   ============   =============  ============   ===============  ==============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                               1999                    1998
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                          $      437,291        $       433,747
     Adjustments to reconcile net income to net cash provided by operations:
         Depreciation and amortization                                                          776,680                901,443
         Increase in deferred income taxes                                                     (122,800)              (208,000)
         Stock options issued for consulting services                                                                   40,840
         Decrease (increase) in accounts receivable                                              27,833                (29,828)
         Increase in other current assets                                                        (4,788)               (28,461)
         (Decrease) increase in income taxes payable                                            (14,875)               160,875
         Increase in accounts payable and accrued expenses                                       43,655                 11,026
         Decrease in accrued interest                                                           (92,914)                (2,817)
         (Decrease) increase in accrued property taxes                                          (61,476)                48,990
         Increase in payable to horsepersons                                                     29,733                 55,882
                                                                                         ------------------     -------------------
              Net cash provided by operations                                                 1,018,339              1,383,697

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment and other assets                                      (470,416)              (254,530)
     Proceeds from sale of property and equipment                                                                       33,091
                                                                                         ------------------     -------------------
         Net cash used in investing activities                                                 (470,416)              (221,439)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (payments on) proceeds from borrowings under credit agreement                         (608,449)               608,449
     Net payments on advance from MHBPA                                                        (179,403)              (163,159)
     Proceeds from issuance of common stock                                                   1,217,810                 52,351
     Net payments on advance from shareholder                                                                       (1,651,942)
                                                                                         ------------------     -------------------
         Net cash provided by (used in) financing activities                                    429,958             (1,154,301)
                                                                                         ------------------     -------------------

NET INCREASE IN CASH                                                                            977,881                  7,957

CASH AT BEGINNING OF YEAR                                                                       372,171                364,214
                                                                                         ------------------     -------------------

CASH AT END OF YEAR                                                                      $    1,350,052        $       372,171
                                                                                         ==================     ===================

INTEREST PAID                                                                            $      127,101        $       120,968
                                                                                         ==================     ===================

INCOME TAXES PAID                                                                        $      213,748        $         4,700
                                                                                         ==================     ===================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND  1998
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

         ADVANCE FROM THE MINNESOTA HORSEMEN'S BENEVOLENT AND PROTECTIVE ASSOCIATION, INC. (THE "MHBPA") - The Minnesota Pari-Mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as statutory purses in the statements of operations), received from wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons' associations. Pursuant to an agreement with the Minnesota Horsemens Benevolent and Protective Association (the "MHBPA"), the Company has transferred into a trust account or paid directly to the MHBPA, approximately $3,975,000 and $3,650,000 for the years ended December 31, 1999 and 1998, respectively, related to thoroughbred races. Amounts due to the MHBPA are guaranteed by the Chairman of the Board. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company. The interest rates on any statutory purses accrued but not transferred into the trust were 8.50% and 7.75% at December 31, 1999 and 1998, respectively.

         SHORT-TERM BORROWINGS - The weighted average interest rates on short-term borrowings at December 31, 1999 and 1998 are 8.50% and 7.75%, respectively. The weighted average rates for 1999 and 1998 were 7.93% and 8.51%, respectively.

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

         NET INCOME PER SHARE - Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options and warrants.

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

         COMPREHENSIVE INCOME - Effective January 1,1998 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in stockholders' equity except those resulting from investments by and distributions to owners. SFAS No. 130 is not currently applicable for the Company because the Company did not have any items of other comprehensive income in any of the periods presented.

         RECENTLY ISSUED ACCOUNTING STANDARDS - SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued in June 1998. SFAS No. 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The standard requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting for three types of hedges. SFAS No. 133 is effective for the Company year beginning January 1, 2001. The Company is currently assessing the impact on the Company's financial position and results of operations.

2.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31:


                                                                                      1999                     1998
           Land                                                               $        3,617,865        $        3,617,865
           Buildings and building improvements                                         2,998,705                 2,883,817
           Furniture and equipment                                                     5,920,083                 5,588,999
                                                                              ---------------------     --------------------
                                                                                      12,536,653                12,090,681
           Accumulated depreciation                                                   (4,452,222)               (3,704,242)
                                                                              ---------------------     --------------------
                                                                              $        8,084,431        $        8,386,439
                                                                              ---------------------     --------------------

3.       INCOME TAXES

         A reconciliation between income taxes computed at the statutory federal income tax rate and the effective tax rate is as follows:


                                                                                         1999                     1998
           Federal tax expense computed at statutory rate                         $          195,000       $          135,000
           Decrease in valuation allowance                                                  (130,000)                (217,000)
           Nondeductible lobbying expense                                                     34,000                   27,000
           State expense, net of federal impact                                               35,000                   30,000
           Other                                                                             (13,000)                 (22,000)
                                                                                  --------------------     --------------------
                                                                                  $          121,000       $          (47,000)
                                                                                  --------------------     --------------------

         Income tax expense for the years ended December 31, 1999 and December 31, 1998 consists of the following:


                                                                                         1999                     1998
           Current
                Federal                                                           $          197,800       $          132,000
                State                                                                         46,000                   29,000
                                                                                  --------------------     --------------------
                                                                                             243,800                  161,000
           Deferred, primarily Federal                                                      (122,800)                (208,000)
                                                                                  --------------------     --------------------
                                                                                  $          121,000       $          (47,000)
                                                                                  --------------------     --------------------

         Temporary differences, tax carryforwards and the valuation allowance at December 31 are as follows:


                                                                                         1999                     1998
           Operating loss carryforward                                            $          127,000       $          262,000
           Federal / State AMT Benefit                                                       256,800                  165,000
           Tax depreciation greater than book depreciation                                  (131,000)                (174,000)
           Repairs capitalized                                                                 8,000                   10,000
           Other                                                                              70,000                   75,000
           Valuation allowance                                                                                       (130,000)
                                                                                  --------------------     --------------------
                                                                                  $          330,800       $          208,000
                                                                                  --------------------     --------------------

         The benefit of deferred tax assets was offset by a valuation allowance at December 31, 1998 of $130,000 because future realization was uncertain. At December 31, 1999, management determined that based on recent and projected profitability, it was more likely than not that the deferred tax asset would be utilized in the future and thus eliminated it's valuation allowance. The Company has federal income tax net operating loss carryforwards of approximately $307,000 at December 31, 1999 which expire in 2010 through 2011.

4.       STOCKHOLDERS' EQUITY

         EMPLOYEE STOCK PURCHASE PLAN:

         On April 3, 1995, the Board of Directors adopted the 1995 Employee Stock Purchase Plan. The plan, which is open to all employees of the Company working more than 15 hours per week, commenced on April 15, 1995 and will continue for ten years. The plan consists of one-year phases. The phases commence on October 1 of each year. Under the terms of the plan, employees may set aside a portion of their payroll earnings to purchase shares of the Company's common stock at the lower of 85% of the fair market value of the shares on the commencement date of each phase or 85% of the fair market value on the termination date of each phase. The plan provides for the sale of up to 100,000 shares. The plan issued 18,782 and 12,544 shares in 1999 and 1998, respectively.

         401(k) PLAN:

         On June 1, 1998 the Company established a defined contribution savings plan for employees who had completed one year of service, as defined in the Plan document. The defined contribution savings plan allows for employee compensation deferral contributions under Section 401(k) of the Internal Revenue Code and discretionary contributions by the Company. Employer contributions charged to operations in 1999 and 1998 were approximately $26,000 and $15,000, respectively.

         STOCK OPTIONS:

         The Company has a stock option plan (the Stock Option Plan) which provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and nonemployees, including directors of and consultants to the Company and any subsidiary, to purchase up to a maximum of 850,000 shares of common stock. Options that are granted under the plan may be either options that qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (Incentive Stock Options), or those that do not qualify as Incentive Stock Options (Non-Qualified Stock Options). The plan is administered by the Board of Directors, or a committee designated by the Board, which determines the persons who are to receive awards under the plan, the type of award to be granted, the number of shares subject to each award and, if an option, the exercise price of each option. The plan also provides for formula grants of Non-Qualified Stock Options to nonemployee directors of the Company.

         Stock option activity related to the Plan during the years ended December 31, 1999 and 1998 is summarized below:

                                                          1999                                          1998
                                        ------------------------------------------    ------------------------------------------
                                                                   Weighted
                                                                   Average                                   Weighted Average
                                            Shares              Exercise Price             Shares             Exercise Price
                                        ----------------     ---------------------    -----------------    ---------------------
           Outstanding at
             beginning of year                 367,725       $            2.50               263,500       $            2.47

           Granted                             147,000                    4.35               112,000                    2.55
           Exercised                           (81,225)                   2.63                (6,275)                   2.05
           Canceled                             (7,000)                   4.13                (1,500)                   2.50
                                        ----------------     ---------------------    -----------------    ---------------------

           Outstanding at end of
             year                              426,500       $            3.09               367,725       $            2.50
                                        ================     =====================    =================    =====================

           Options exercisable at
             end of year                       355,000       $            2.81               313,225       $            2.49
                                        ================     =====================    =================    =====================

         In addition to options granted under the plan, in June 1994 the Company issued options to purchase 73,000 shares of common stock to certain individuals who were instrumental in assisting the Company commence operations. During 1999, 67,500 of the 69,500 options outstanding were exercised prior to their expiration in August 1999.

         In 1997, the Company issued an option to purchase 50,000 shares of common stock at an exercise price of $3.75 per share, for consulting services. The option was valued at $88,176, of which $22,044 was recognized in the 1998 statement of operations and $66,132 was recognized in 1997. The option expires March 31, 2000.

         The Company also issued options in 1998 and 1997 to purchase 15,000 and 12,500 shares of common stock, respectively, to a Board member for consulting services. The exercise prices of the options are $2.625 and $3.25 per share, respectively. The options were valued at $18,796 and $19,926 and were recognized in the 1998 and 1997 statements of operations, respectively. The option issued in 1997 was exercised during 1999. The option issued in 1998 expires in September 2001.

         In 1994, the Chairman of the Board was granted an option to purchase 51,825 shares at $2.64 per share. This option was exercised during 1999.

         At December 31, 1999, the weighted average remaining contractual life of all options was 79 months, and the range of exercise prices was $1.75 to $6.00.

         The following table summarizes information concerning options outstanding and exercisable options as of December 31, 1999:

                                                     Weighted
                                                     Average         Weighted
                                                     Remaining       Average                          Weighted
                                        Shares       Contractual     Exercise       Shares            Average
          Range of Exercise Price     Outstanding    Life in Years   Price          Exercisable    Exercise Price
          --------------------------------------------------------------------------------------------------------
              $     1.75 - 2.50          222,400             6.94     $     2.16        222,400     $     2.16
          --------------------------------------------------------------------------------------------------------
                    2.50 - 4.00          137,600             3.48           3.53        137,600           3.53
          --------------------------------------------------------------------------------------------------------
                    4.00 - 6.00          131,500             9.18           4.38         60,000           4.31
          --------------------------------------------------------------------------------------------------------

         In 1996, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." As permitted by SFAS 123, the Company has elected to continue following the guidance of APB 25 for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for stock options issued under the Stock Option Plan because the exercise price of all options granted was at least equal to the fair value of the common stock at the date of grant. If compensation cost for the Company's stock option and employee stock purchase plans had been determined based on the fair value at the grant dates, consistent with the method provided in SFAS 123, the Company's net income and earnings per share would have been as follows:


                                                                        1999                      1998
                                                                ---------------------     ---------------------
           Net Income:
                As reported                                     $        437,291          $        433,747
                Pro forma                                                106,181                   212,052

           Basic Earnings Per Share:
                As reported                                     $            .14          $            .14
                Pro forma                                                    .03                       .07

           Diluted Earnings Per Share:
                As reported                                     $            .13          $            .14
                Pro forma                                                    .03                       .07

         The fair value of options granted under the Stock Option Plan during 1999 and 1998 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:


                                                                        1999                      1998
                                                                ---------------------     ---------------------
           Dividend yield                                                  None                      None
           Expected volatility                                              41%                       78%
           Risk-free interest rate                                        5.50%                     5.86%
           Expected life of option                                      120 mo.                   120 mo.
           Fair value of options on grant date                      $   442,098               $   245,173

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

         In 1999, the Company's selling agents exercised warrants to purchase 120,000 shares of common stock at an exercise price of $4.80 per share in August 1999, and the remaining five thousand warrants expired unexercised.

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

5.       EARNINGS PER SHARE


                                             Year Ended December 31, 1999                     Year Ended December 31,1998
                                     ----------------------------------------------  ----------------------------------------------
                                        Income           Shares         Per Share       Income           Shares         Per Share
                                     (Numerator)     (Denominator)       Amount       (Numerator)     (Denominator)      Amount
                                     -------------   ---------------   ------------  --------------  ----------------  ------------
          Net Income                 $   437,291                                     $   433,747
                                     =============                                   ==============

          Basic EPS
          ---------
          Income available
            to common
            stockholders                 437,291         3,178,426     $      .14        433,747         3,005,164     $      .14
                                     =============                     ============  ==============                    ============

          Effect of dilutive
          ------------------
          securities
          ----------
          Stock options                                    168,206                                          83,889
                                                     ---------------                                 ----------------

          Diluted EPS
          -----------
          Income available
            to common stock-
            holders                  $   437,291         3,346,632     $      .13    $   433,747         3,089,053     $      .14
                                     =============   ===============   ============  ==============  ================  ============

         Options to purchase 6,000 shares of common stock at a weighted average exercise price of $6.00 per share were outstanding during 1999 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares

6.       LINES OF CREDIT

         On June 11, 1998 the Company paid off its line of credit with the Chairman of the Board and terminated its line of credit agreement. This line of credit was replaced by a commercial revolving credit line with Bremer Bank, N.A.. Interest charged to operations under the line of credit with the Chairman of the Board was approximately $43,000 for the period ended December 31, 1998.

         The Company entered into a general credit and security agreement with Bremer Bank, N.A., a financial institution located in South Saint Paul, Minnesota, on June 3, 1998. Borrowings under the credit agreement include a commercial revolving credit line which provides for maximum advances of $2,250,000 with interest at the prime rate (8.50% at December 31, 1999). Interest charged to operations under this line of credit was approximately $4,000 and $27,000, for the periods ended December 31, 1999 and December 31, 1998, respectively. The weighted average interest rate on the line of credit was 7.75% in 1999 compared to 8.53% for all lines of credit utilized in 1998. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements as of December 31, 1999. The Company's current loan arrangements prohibit the payment of dividends without the bank's consent.

7.       OPERATING LEASES AND COMMITMENTS

         The Company leases certain copying equipment under an operating lease, which requires monthly payments of $5,560. Future payments of the lease, which expires in February 2001, are $72,280. Rental expenses charged to operations were approximately $61,160 for the period ended December 31, 1999.

         In addition, in January 1999 the Company entered into a five-year totalizator services agreement with Autotote Systems, Inc. (Autotote). Pursuant to the agreement, Autotote provides totalizator equipment and computer programs which record and process all wagers and calculate the odds and payoffs. For such services, Autotote receives a fee of approximately .45% of the gross monies wagered. Amounts charged to operations under this agreement for the years ended December 31, 1999 and 1998 were approximately

         $325,000 and $306,000, respectively. During the 1999 and 1998 live race meets, Autotote provided uplink services which enabled the Company to simulcast horse races held at Canterbury Park to out-of-state racetracks. These services resulted in an amount charged to operations in 1999 and 1998 of approximately $115,000 and $102,000, respectively. A director of the Company is the regional sales manager of Autotote.

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

         In 1999 and 1998, the Company paid $40,000 to a Board member for advertising and marketing services provided to the Company. This Board member was also granted 15,000 stock options in 1998 and 12,500 stock options in 1997 (refer to Note 4).

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

         The following table provides information about the Company's operating segments (in 000's):


                                             Year Ended December 31, 1999                   Year Ended December 31,1998
                                     ---------------------------------------------  --------------------------------------------
                                     Horse Racing     Concessions       Total       Horse Racing    Concessions        Total
                                     --------------  --------------  -------------  -------------  ---------------  -------------
          Revenues from external
               customers                 $17,255           $3,076       $20,331        $16,494        $2,701           $19,195
          Intersegment revenues              806                            806            725                             725
          Net interest expense                (6)                            (6)          (111)                           (111)
          Depreciation and
               amortization                  777                            777            901                             901
          Segment income before
               income taxes                  545              191           736            377            62               439

          Segment Assets                 $10,135             $411       $10,546         $9,347          $240            $9,587
                                     ==============  ==============  =============  =============  ===============  =============

         Included in horse racing segment revenues for the years ended December 31, 1999 and 1998 is approximately $616,000 and $680,000, respectively, for rental of the racing facility for special events and storage.

         The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company's consolidated totals (in 000's):


                                                                                    1999                    1998
                                                                             -------------------     -------------------
         REVENUES
           Total revenue for reportable segments                                        $21,137                 $19,920
           Elimination of intersegment revenues                                            (806)                   (725)
                                                                             ===================     ===================
                    Total consolidated revenues                                          20,331                  19,195
                                                                             ===================     ===================

         INCOME BEFORE INCOME TAXES
           Total segment income before income taxes                                        $736                    $439
           Elimination of intersegment income before income taxes                          (178)                    (53)
                                                                             ===================     ===================
                    Total consolidated income before income taxes                           558                     386
                                                                             ===================     ===================

                                                                             December 31, 1999       December 31, 1998
                                                                             -------------------     -------------------
         ASSETS
           Total assets for reportable segments                                         $10,546                  $9,587
           Elimination of intercompany receivables                                         (357)                   (169)
                                                                             ===================      ==================
                    Total consolidated assets                                            10,189                   9,418
                                                                             ===================      ==================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Information required under this item with respect to the directors will be set forth in a section captioned "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 2000 (the "2000 Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of the close of the 1999 fiscal year, which information is incorporated herein by reference. Information regarding executive officers is presented under
         Item 1 herein.

ITEM 10. EXECUTIVE COMPENSATION

         Information required under this item will be set forth in a section entitled "Executive Compensation" in the Company's 2000 Proxy Statement which information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required under this item will be set forth in a section entitled "Shareholdings of Principal Shareholders and Management" in the Company's 2000 Proxy Statement which information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this item will be set forth in a section entitled "Certain Transactions" in the Company's 2000 Proxy Statement which information is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. See Exhibit Index at page 38 which is incorporated herein by reference. Exhibits that cover management contracts or compensatory plans or arrangements are marked with an asterisk (*) on the Exhibit Index.

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fourth quarter of 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2000                CANTERBURY PARK HOLDING CORPORATION

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


             SIGNATURE                                        TITLE                                       DATE
             ---------                                        -----                                       ----
/s/Curtis A. Sampson                           Chairman of the Board                               March 30, 2000
-------------------------------------
Curtis A. Sampson

/s/ Dale H. Schenian                           Director; Vice Chairman                             March 30, 2000
-------------------------------------
Dale H. Schenian

/s/ Randall D. Sampson                         Chief Executive Officer, President,                 March 30, 2000
-------------------------------------          Chief Financial Officer, General
Randall D. Sampson                             Manager, Treasurer and Director

/s/ Brian C. Barenscheer                       Director                                            March 30, 2000
-------------------------------------
Brian C. Barenscheer

/s/ Gibson Carothers                           Director                                            March 30, 2000
-------------------------------------
Gibson Carothers

/s/ Terence McWilliams                         Director                                            March 30, 2000
-------------------------------------
Terence McWilliams

/s/ Carin Offerman                             Director                                            March 30, 2000
-------------------------------------
Carin Offerman

/s/ Judith M. Dahlke                           Chief Accounting Officer                            March 30, 2000
-------------------------------------
Judith M. Dahlke

               CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

                                Exhibit Index To
                Form 10-KSB for the Year Ended December 31, 1999


   Regulation S-B                                                                   Location in Consecutive Numbering
   Exhibit Table                                                                    System as Filed with the Securities and
     Reference             Title of Document                                        Exchange Commission
---------------------      --------------------------------------------------       --------------------------------------------
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

        10.1               Plan of Reorganization dated as of May 20, 1994          Filed as Exhibit 10.1 to the SB-2
                           between Canterbury Park Holding Corporation and          Registration Statement and
                           Canterbury Park Concessions, Inc.                        incorporated herein by reference.

        10.2               Restated Stock Purchase Agreement                        Filed as Exhibit 10.2 to the SB-2
                                                                                    Registration Statement and incorporated
                                                                                    herein by reference.

        10.3               Letter dated April 4, 1994 from the Minnesota            Filed as Exhibit 10.3 to the SB-2 Inc.
                           Horsemen's Benevolent and Protective Association,        Registration Statement and incorporated
                           to Minnesota Racing Commission waiving 125               herein by reference.
                           day racing minimum

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




   Regulation S-B                                                                   Location in Consecutive Numbering
   Exhibit Table                                                                    System as Filed with the Securities and
     Reference             Title of Document                                        Exchange Commission
---------------------      --------------------------------------------------       --------------------------------------------

        10.7               Curtis A. Sampson Guaranty to HRA                        Filed as Exhibit 10.7 to the SB-2
                                                                                    Registration Statement and incorporated
                                                                                    herein by reference.

        10.8               Form of Founders' Warrants                               Filed as Exhibit 10.8 to the SB-2
                                                                                    Registration Statement and incorporated
                                                                                    herein by reference.


        10.9               Curtis A. Sampson Warrant                                Filed as Exhibit 10.9 to the SB-2
                                                                                    Registration Statement and incorporated
                                                                                    herein by reference.

       10.10               General Credit and Security Agreement dated as of        Filed as Exhibit 10.10 to the Form
                           June 3, 1998 between Canterbury Park Holding             10-KSB for the fiscal year ended
                           Corporation and Bremer Bank N.A. (previously             December 31, 1998.
                           First American Bank, N.A.)  This exhibit 10.10
                           replaces exhibit 10.10 filed previously as an
                           exhibit to the SB-2 Registration Statement.


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

         21                Subsidiary of the Registrant                             Filed herewith at page 40.

         23                Independent Auditors' Consent                            Filed herewith at page 41.

         24                Power of Attorney                                        Included in signature page at page 37.

The exhibits referred to in this Exhibit will be supplied to a shareholder at a charge of $.25 per page upon written request directed to Canterbury Park Holding Corporation at the executive offices of the Company.