Form 10QSB
period 2000-03-31
CANTERBURY PARK HOLDING CORP
filed 2000-05-12
CIK 926761

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

XXX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT --- OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.


     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT --- OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO_____________.

                         Commission File Number  0-24554
                                                ---------

                       Canterbury Park Holding Corporation
         ----------------------------------------------------------------
           (Exact name of business issuer as specified in its charter)


           Minnesota                                     41-1775532
------------------------------------               ------------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                        Identification No.)

1100 Canterbury Road, Shakopee, Minnesota              55379
---------------------------------------------       ------------
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

The Company had 3,448,599 shares of common stock, $.01 par value per share, outstanding as of May 8, 2000.

                       Canterbury Park Holding Corporation

                                      INDEX

                                                                                                             PAGE
                                                                                                            ------

PART 1.       FINANCIAL INFORMATION

              Item 1.      FINANCIAL STATEMENTS

                           Consolidated Balance Sheets as of
                           March 31, 2000 and December 31, 1999................................................3

                           Consolidated Statements of Operations for the periods ended
                           March 31, 2000 and 1999.............................................................4

                           Consolidated Statements of Cash Flows for the periods ended
                           March 31, 2000 and 1999.............................................................5

                           Notes to Consolidated Financial Statements..........................................6

              Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS................................................9


PART II.      OTHER INFORMATION...............................................................................13

              Signatures......................................................................................13


               CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999


------------------------------------------------------------------------------------------------------------------
                                                                            MARCH 31,           DECEMBER 31,
                                                                              2000                  1999
ASSETS

CURRENT ASSETS
     Cash                                                              $     1,708,984       $    1,350,052
     Accounts receivable                                                       137,275              187,463
     Inventory                                                                  86,380               72,908
     Deposits                                                                   20,000               20,000
     Prepaid expenses                                                          224,678              136,686
     Income tax refund receivable                                                                     6,693
                                                                       -----------------     ----------------
                  Total current assets                                       2,177,317            1,773,802

PROPERTY AND EQUIPMENT, net of accumulated depreciation
     of $4,627,365 and $4,452,222, respectively                              8,757,399            8,084,431

DEFERRED TAX ASSET                                                             263,800              330,800

                                                                       -----------------     ----------------
                                                                       $    11,198,516       $   10,189,033
                                                                       =================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                  $     1,164,220       $      816,020
     Accrued wages and payroll taxes                                           273,667              154,665
     Accrued interest                                                           16,778                7,453
     Advance from MHBPA                                                        344,840              367,011
     Accrued property taxes                                                    359,946              292,546
     Income taxes payable                                                        3,807
     Payable to horsepersons                                                   116,541              100,538
                                                                       -----------------     ----------------
                  Total current liabilities                                  2,279,799            1,738,233

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value, 10,000,000 shares authorized,
         3,438,599 shares issued and outstanding                                34,386               33,720
     Additional paid-in capital                                              9,782,585            9,493,101
     Accumulated deficit                                                      (898,254)          (1,076,021)
                                                                       -----------------     ----------------
                  Total stockholders' equity                                 8,918,717            8,450,800
                                                                       -----------------     ----------------
                                                                       $    11,198,516       $   10,189,033
                                                                       =================     ================


See notes to consolidated financial statements.

               CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
PERIODS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)


-----------------------------------------------------------------------------------------------------------
                                                     THREE MONTHS ENDED           THREE MONTHS ENDED
                                                       MARCH 31, 2000               MARCH 31, 1999


OPERATING REVENUES:
     Pari-mutuel                                   $        3,043,139           $        2,872,915
     Concessions                                              393,078                      422,567
     Admissions and parking                                     6,240                        7,210
     Programs and racing forms                                127,988                      130,807
     Other operating revenue                                  188,893                      203,286
                                                   -----------------------      -----------------------
                                                            3,759,338                    3,636,785

OPERATING EXPENSES:
     Pari-mutuel expenses
         Statutory purses                                     293,832                      266,509
         Host track fees                                      498,256                      475,379
         Pari-mutuel taxes                                     34,661                       23,530
         Minnesota breeders' fund                             160,380                      151,591
     Salaries and benefits                                  1,055,967                      853,162
     Cost of concession sales                                 108,350                      120,369
     Cost of publication sales                                144,586                      144,731
     Depreciation and amortization                            175,143                      181,746
     Utilities                                                177,457                      154,710
     Repairs, maintenance and supplies                        128,949                      103,794
     Property taxes                                            67,400                       56,931
     Advertising and marketing                                156,304                      102,836
     Other operating expenses                                 454,929                      360,564
                                                   -----------------------      -----------------------
                                                            3,456,214                    2,995,852

NONOPERATING (EXPENSES) REVENUES:
     Interest  expense                                         (9,330)                     (13,741)
     Other, net                                                19,973                          234
                                                   -----------------------      -----------------------
                                                               10,643                      (13,507)
                                                   -----------------------      -----------------------

INCOME BEFORE INCOME TAX EXPENSE                              313,767                      627,426


INCOME TAX EXPENSE (Note 1)                                  (136,000)                    (100,000)
                                                   -----------------------      -----------------------

NET INCOME                                         $          177,767           $          527,426
                                                   =======================      =======================

BASIC NET INCOME PER COMMON SHARE (Note 1)         $              .05           $              .17
                                                   =======================      =======================

DILUTED NET INCOME PER COMMON SHARE (Note 1)       $              .05           $              .16
                                                   =======================      =======================


See notes to consolidated financial statements.

               CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)


--------------------------------------------------------------------------------------------------------
                                                                  THREE MONTHS ENDED         THREE MONTHS ENDED
                                                                    MARCH 31, 2000             MARCH 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                  $          177,767         $          527,426
     Adjustments to reconcile net  income to net cash
       provided by operations:
         Depreciation and amortization                                      175,143                    181,746
         Decrease in deferred income taxes                                   67,000
         Decrease (increase) in accounts receivable                          50,188                    (61,908)
         Increase in other current assets                                  (101,464)                   (29,354)
         Increase (decrease) in income taxes payable                         47,500                   (101,495)
         Increase in accounts payable and accrued expenses                  483,205                    193,872
         Increase (decrease) in accrued interest                              9,325                    (57,607)
         Increase in accrued property taxes                                  67,400                     56,930
                                                                 ----------------------     ---------------------
              Net cash provided by operations                               976,064                    709,610


CASH FLOWS FROM INVESTING ACTIVITIES -
     Additions to property and equipment                                   (848,111)                   (64,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                 253,150                    154,499
     Payment on advance from MHBPA, net                                     (22,171)                   (82,381)
     Payment on borrowings under credit agreement, net                                                (608,449)
                                                                 ----------------------     ---------------------
             Net cash provided by (used in) financing activities            230,979                   (526,331)
                                                                 ----------------------     ---------------------

NET INCREASE IN CASH                                                        358,932                    119,060

CASH AT BEGINNING OF PERIOD                                               1,350,052                    372,171
                                                                 ----------------------     ---------------------

CASH AT END OF PERIOD                                            $        1,708,984         $          491,231
                                                                 ======================     =====================


See notes to consolidated financial statements.

               CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)
-------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The summary of significant accounting policies is included in the notes to consolidated financial statements in the 1999 Annual Report on Form 10-KSB.

     INCOME TAXES - Income tax expense is computed by applying the estimated annual effective tax rate to the year-to-date income. For the period ending March 31,1999, income tax expense of approximately $130,000 is offset by a reduction in the valuation allowance recorded on the deferred tax asset related to the Company's net operating loss carryforward.

     UNAUDITED FINANCIAL STATEMENTS - The consolidated balance sheet as of March 31, 2000, the consolidated statements of operations for the three months ended March 31, 2000 and 1999, the consolidated statements of cash flows for the three months ended March 31, 2000 and 1999, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.


2.   BORROWINGS UNDER CREDIT AGREEMENT

     Borrowings under the Company's credit agreement with Bremer Bank include a commercial revolving credit line which provides for maximum advances of $2,250,000 with interest at the prime rate. The Company had no borrowings under this credit line at March 31, 2000. The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements as of March 31, 2000. Management believes that funds available under this line of credit, along with funds generated from card club and simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2000.

3.   OPERATING SEGMENTS

     During the first three months of 2000 and 1999, the Company has two reportable operating segments: horse racing and concessions. The horse racing segment includes simulcast and live racing operations. The concessions segment provides concessions during simulcast racing, live racing and special events. The Company's reportable operating segments are strategic business units that offer different products and services. They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services. The horse racing segment is regulated by the State of Minnesota Racing Commission.

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

         The following table provides information about the Company's operating segments (in 000's):

                                   Quarter Ended March 31, 2000                  Quarter Ended March 31, 1999
                           ---------------------------------------------  -------------------------------------------
                              Horse                                         Horse
                              Racing        Concessions       Total         Racing        Concessions        Total
                           --------------  --------------  ------------   -------------  ---------------  -----------

Revenues from external
     customers               $ 3,360          $399          $ 3,759          $3,193           $444           $3,637
Intersegment revenues             98                             98             109                             109
Net interest income
     (expense)                    10                             10             (13)                            (13)
Depreciation and
     amortization                175                            175             182                             182
Segment income (loss)
     before income taxes         314           (16)             298             627             15              642

Segment Assets               $11,151          $475          $11,626          $9,394           $330           $9,724
                           ==============  ==============  ============   =============  ===============  ===========

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company's consolidated totals (in 000's):

                                                                  Quarter Ended           Quarter Ended
                                                                  March 31,2000           March 31,1999
                                                              ------------------     -------------------

     REVENUES
     Total revenue for reportable segments                              $ 3,857                 $ 3,746
     Elimination of intersegment revenues                                   (98)                   (109)
                                                              ------------------     -------------------
              Total consolidated revenues                                 3,759                   3,637
                                                              ==================     ===================

     INCOME BEFORE INCOME TAXES
     Total segment income before income taxes                           $   298                 $   642
     Elimination of intersegment loss (income) before
            income taxes                                                     16                     (15)
                                                              ------------------     -------------------
              Total consolidated income before income taxes                 314                     627
                                                              ==================     ===================

                                                                       March 31,            December 31,
     ASSETS                                                              2000                    1999
                                                              ------------------     -------------------
     Total assets for reportable segments                               $11,626                 $10,546
     Elimination of intercompany receivables                               (427)                   (357)
                                                              ------------------     -------------------
              Total consolidated assets                                  11,199                  10,189
                                                              ==================      ==================

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL:

           Canterbury Park Holding Corporation (the "Company") owns and operates Canterbury Park (the "Racetrack"), the only pari-mutuel horse racing facility in the State of Minnesota. The Company's revenues for the three month periods ended March 31, 2000 and 1999 were derived primarily from pari-mutuel take-out on races simulcast year-round to Canterbury Park from racetracks throughout the country. In addition the Company earns pari-mutuel take-out during live race meets featuring thoroughbred, quarter horse and harness racing. In 1999 the Company conducted 364 days of simulcast racing, as well as 56 days of live racing. During 2000 the Company plans to conduct 364 days of simulcast racing, as well as 59 days of live racing commencing May 20th and ending on September 4th. During live race meets, the Company also televises its races to out-of-state racetracks around the country and earns additional pari-mutuel revenue on wagers placed at out-of-state racetracks. In addition to pari-mutuel revenues, the Company generates revenues from admissions, parking, publication sales, concession sales, special events, facility rental, advertising and other sources.

           On May 25, 1999, legislation authorizing new gaming authority for the Company became law. Referred to as the Canterbury Park "Card Club", this legislation allows the Racetrack to host unbanked card games in which players compete against each other and not against the house. Under the new gaming authority, the Racetrack receives a percentage of the wagers or a fee from the players as compensation for providing the facility and services. The new law specifies that the Racetrack's purse fund and the State of Minnesota Breeders' Fund will receive a total of 10% to 14% of the gross revenue generated by the Card Club. The Minnesota Racing Commission is authorized by the legislation to regulate Card Club operations. The Card Club's operating plan was approved by the Minnesota Racing Commission on January 19, 2000.

           The Company hired a general manager for the Card Club operation in November 1999 and hired management and supervisory personnel for the Card Club throughout 2000. The Company conducted an eight-week training school for card dealers which commenced in late January, 2000. Expenditures related to the construction of the Card Club and enhancements to the facility were approximately $2 million. Expenditures related to the acquisition of furniture, fixtures, equipment and supplies were approximately $700,000. The Company has entered into lending agreements with Bremer Bank to provide term financing for approximately 75% of the total estimated costs of construction and 50% of furniture, fixture and equipment costs of the Card Club. The remainder will be funded from internal cash flow. The Company anticipates that operating expenses for the Card Club in the year 2000 will exceed revenues and generate operating losses, due to pre-opening expenses including the development of the comprehensive operating plan, recruiting and training of Card Club dealers and other personnel, acquisition of assets, and development of security, surveillance and other internal control systems required to safeguard Card Club assets and the public. The 15,828 square foot Card Club, constructed within the Canterbury Park grandstand facility, was completed on schedule in mid-April 2000. The Company commenced operations of the Card Club on April 19, 2000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999:

           During the first three months of 2000 the Company conducted 91 simulcast racing days, one more than in 1998. Total wagering handle for the quarters ended March 31, 2000 and 1999 was $14,634,130 and $13,995,137,
respectively. Total attendance for the periods ending March 31, 2000 and 1999 was 43,256 and 42,830, respectively, resulting in an average of 475 and 476 patrons per simulcast day, respectively, and per-patron wagering of $338 and $327, respectively.

           Pari-mutuel revenue or "take-out" (gross wagering after deducting statutorily mandated amounts from the handle to be paid to winning bettors) for the quarters ending March 31, 2000 and 1999 was $3,013,946 and $2,832,541,
respectively. Total pari-mutuel expenses including state pari-mutuel taxes, contributions to the Minnesota Breeders' Fund, statutory purses and host fees were $987,130 and $917,009 for the quarters ending March 31, 2000 and 1999, respectively.

           Concession revenues decreased to $393,078 for the quarter ended March 31, 2000 compared to $422,567 for the first quarter in 1999. The Company hosted a single snowmobile racing weekend in 2000 compared to two weekends of snowmobile racing during the first quarter of 1999.

           Operating expenses in the first quarter of 2000 (excluding pari-mutuel expenses) increased by $390,000 or 18.8%, compared to 1999 primarily due to increases in salary and benefit costs. These increased costs in the first three months of 2000 are primarily attributable to an increased number of employees due to hiring for the Card Club. Advertising and marketing costs were higher in the first quarter of 2000 compared to 1999 due primarily to increased spending on promotions for simulcast patrons and also to the cost of marketing efforts for the Card Club. Other operating expenses are higher in 2000 compared to 1999 primarily due to increased costs to recruit, hire and train the employees necessary to operate the Card Club 24 hours per day, seven days per week.

           Interest expense is lower in 2000 due to lower balances outstanding under the line of credit agreement compared to 1999. No balances were outstanding under the credit agreement during the first quarter of 2000. The line of credit was paid off at March 31, 1999 but the average daily balance outstanding on the credit agreement was $192,561 for the first quarter of 1999. Interest income increased by approximately $20,000 due to interest earned on balances held in cash accounts during the first quarter of 2000. During the first quarter of 1999, the Company was able to pay off its line of credit with Bremer Bank in mid-March and began to accumulate cash balances.

           Net income before income taxes was $313,767 for the three months ended March 31, 2000 compared to $627,426 in 1999. Income tax expense was $136,000 and $100,000 for the first quarter of 2000 and 1999, respectively, resulting in net income of $177,767 and $527,426, respectively. In the first quarter of 1999, income tax expense was offset by $130,000 for a reduction in the valuation allowance related to the Company's net operating loss carryforward. In the first quarter of 2000, no reduction to income tax expense occurred since the Company reduced its valuation allowance to zero in 1999.

LIQUIDITY AND CAPITAL RESOURCES:

           During the period January 1, 2000 through March 31, 2000, cash provided by operating activities was $976,064, which resulted principally from net income of $177,767, depreciation and amortization of $175,143, an increase in accounts payable and accrued expenses of $483,205 and an increase in accrued property taxes of $67,400. These items were partially offset by an increase in other current assets of $101,464. Cash provided by operating activities for the three months ended March 31, 1999 of $709,610 resulted principally from net income of $527,426, depreciation and amortization of $181,746, an increase in accounts payable and accrued expenses of $193,872 and an increase in accrued property taxes of $56,930. These items were partially offset by a decrease in income taxes payable of $101,495, an increase in accounts receivable of $61,908 and a decrease in accrued interest of $57,607.

           Net cash used in investing activities for the first quarter of 2000 resulted primarily from additions to construction in progress for the card club and to acquisitions of equipment totalling $848,111. Net cash used in investing activities for the first quarter of 1999 of $64,219 resulted from the acquisition of equipment.

           Cash provided by financing activities during the first three months of 2000 consists of exercises of stock options of $253,150, partially offset by payments on the advance from MHBPA of $22,171. Cash used in financing activities during the first three months of 1999 consisted of payments totaling $608,449 to retire the Company's line of credit balance with Bremer Bank. In addition, the liability to the Minnesota Horsemen's Benevolent and Protective Association ("MHBPA") was reduced by $82,381. Exercises of stock options during the first quarter of 1999 provided cash flows from financing activities of $154,499.

           The Company is required by statute to segregate a portion of funds received from wagering on simulcast and live horse races for future payment as purses for live horse races at the Racetrack or other uses of Minnesota's horsepersons associations. Pursuant to an agreement with the MHBPA, during the three months ended March 31, 2000 and 1999, the Company transferred into a trust account for these purposes or paid directly to the MHBPA approximately $300,000 and $400,000 respectively. At March 31, 2000, the Company had an additional liability to MHBPA of $344,840. This liability will be paid in 2000, including interest earned at the prime lending rate, in accordance with the agreement.

           The Company has a credit agreement with Bremer Bank. Borrowings under the credit agreement include a commercial revolving credit line which provides for maximum advances of $2,250,000 with interest at the prime rate. The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements as of March 31, 2000.

         The Company believes that funds available in its cash accounts, amounts available under the general credit and security agreement, term loan commitments to fund Card Club construction, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2000. The Company anticipates total Card Club construction and pre-opening expenses of approximately $3 million. Net of the anticipated Card Club term loan proceeds of approximately $1,800,000, the Company expects to use cash reserves of approximately $1,200,000 to fund construction costs and the commencement of Card Club operations.

OPERATING PLAN:

           The Company plans a 59-day live race meet in 2000 consisting of 34 days of mixed Thoroughbred and Quarter Horse racing, and 25 days of Thoroughbred racing.

           The Company's profitability in 2000 is dependent primarily upon the results of operations of the Card Club and the related concessions operation. As previously discussed in the General section, the Company anticipates that operating expenses for the Card Club in the year 2000 will exceed revenues and generate operating losses. However, if the racetrack is able to maintain attendance and handle for live and simulcast racing at levels similar to previous years while maintaining the levels of expenses previously experienced for racing operations, the Company has the potential to generate some operating income in the year 2000.

           An additional consideration for 2000 is that the Company's revenues in 1999 were favorably impacted to a significant degree by special event and facility rental revenues. While the Company plans to continue to promote the Racetrack as an outdoor concert venue and a location for vehicle storage, there can be no guarantee that 1999 levels of these revenues will continue into the future.

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


                               Canterbury Park Holding Corporation


Dated:  May 12, 2000           /s/ Randall D. Sampson
                               ------------------------------------------------
                               Randall D. Sampson,
                               President, Chief Executive Officer and Treasurer