Form 10QSB
period 2000-06-30
CANTERBURY PARK HOLDING CORP
filed 2000-08-14
CIK 926761

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO__________.

                         Commission File Number 0-24554

                       Canterbury Park Holding Corporation
-------------------------------------------------------------------------------
           (Exact name of business issuer as specified in its charter)


               Minnesota                                 41-1775532
----------------------------------------      ----------------------------------
    (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                    Identification No.)

1100 Canterbury Road, Shakopee, Minnesota                    55379
---------------------------------------------------    ----------------
 (Address of principal executive offices)                 (Zip Code)

                                 (612) 445-7223
                        ----------------------------------
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

The Company had 3,451,699 shares of common stock, $.01 par value per share, outstanding as of August 9, 2000.

                       Canterbury Park Holding Corporation

                                     INDEX

                                                                                                          PAGE
PART 1.       FINANCIAL INFORMATION

              Item 1.      FINANCIAL STATEMENTS

                           Consolidated Balance Sheets as of
                           June 30, 2000 and December 31, 1999.............................................3

                           Consolidated Statements of Operations for the periods ended
                           June 30, 2000 and 1999..........................................................4

                           Consolidated Statements of Cash Flows for the periods ended
                           June 30, 2000 and 1999..........................................................5

                           Notes to Consolidated Financial Statements......................................6

              Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS............................................9


PART II.      OTHER INFORMATION...........................................................................16

              Signatures..................................................................................16

                CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY


CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999
----------------------------------------------------------------------------------------------------------------------
                                                                                      JUNE 30,
                                                                                        2000            DECEMBER 31, 1999
ASSETS

CURRENT ASSETS
     Cash                                                                         $     1,451,298       $    1,350,052
     Accounts receivable                                                                  200,059              187,463
     Inventory                                                                            189,455               72,908
     Deposits                                                                              20,000               20,000
     Prepaid expenses                                                                     445,114              136,686
     Income tax refund receivable                                                         113,693                6,693
                                                                                  -----------------     ------------------
                  Total current assets                                                  2,419,619            1,773,802

PROPERTY AND EQUIPMENT, net of accumulated depreciation
     of $4,888,606 and $4,452,222, respectively                                        10,699,292            8,084,431

DEFERRED TAX ASSET                                                                        370,800              330,800

                                                                                  -----------------     ------------------
                                                                                  $    13,489,711       $   10,189,033
                                                                                  =================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                             $     2,410,590       $      816,020
     Accrued wages and payroll taxes                                                      528,669              154,665
     Accrued interest                                                                      14,210                7,453
     Advance from MHBPA                                                                   305,006              367,011
     Accrued property taxes                                                               293,980              292,546
     Payable to horsepersons                                                              127,833              100,538
     Construction loan payable (Note 2)                                                 1,064,169
                                                                                  -----------------     ------------------
                  Total current liabilities                                             4,744,457       $    1,738,233

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value, 10,000,000 shares authorized,
          3,451,699 and 3,371,999, respectively, shares issued and
              outstanding                                                                  34,517               33,720
     Additional paid-in capital                                                         9,860,879            9,493,101
     Accumulated deficit                                                               (1,150,142)          (1,076,021)
                                                                                  -----------------     ------------------
                  Total shareholders' equity                                            8,745,254            8,450,800
                                                                                  -----------------     ------------------
                                                                                  $    13,489,711       $   10,189,033
                                                                                  =================     ==================

See notes to consolidated financial statements.

                             CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
PERIODS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
                                               THREE MONTHS           THREE MONTHS           SIX MONTHS             SIX MONTHS
                                                  ENDED                  ENDED                  ENDED                 ENDED
                                              JUNE 30, 2000          JUNE 30, 1999          JUNE 30, 2000         JUNE 30, 1999
OPERATING REVENUES:
     Pari-mutuel                            $      4,527,572       $      4,716,646      $      7,570,711       $      7,589,561
     Card Club Revenues                            3,481,078                                    3,481,078
     Concessions                                   1,141,962                840,450             1,535,040              1,263,017
     Admissions and parking                          185,019                219,643               191,259                226,853
     Programs and racing forms                       189,247                218,084               317,235                348,891
     Other operating revenue                         129,374                174,988               318,267                378,274
                                            -------------------    -------------------   --------------------   -------------------
                                                   9,654,252              6,169,811            13,413,590              9,806,596
OPERATING EXPENSES:
     Pari-mutuel expenses
         Statutory purses                          1,760,990              1,507,224             2,054,822              1,773,733
         Host track fees                             551,758                558,233             1,050,014              1,033,612
         Pari-mutuel taxes                            39,645                 53,510                74,306                 77,040
         Minnesota breeders' fund                    268,650                235,010               429,030                386,601
     Salaries and benefits                         3,761,225              1,619,171             4,817,192              2,472,333
     Cost of concession sales                        453,641                242,723               561,991                363,092
     Cost of publication sales                       247,181                262,170               391,767                406,901
     Depreciation and amortization                   261,241                184,359               436,384                366,105
     Utilities                                       279,956                202,628               457,413                357,338
     Repairs, maintenance and supplies               546,053                266,828               675,002                370,622
     Property taxes                                   64,532                 57,767               131,932                114,698
     Advertising and marketing                       756,005                548,741               912,309                651,577
     Other operating expenses                      1,072,085                739,639             1,527,014              1,100,203
                                            -------------------    -------------------   --------------------   -------------------
                                                  10,062,962              6,478,003            13,519,176              9,473,855

NONOPERATING (EXPENSES)    REVENUES:
     Interest  expense                               (25,053)                (7,520)              (34,383)               (21,261)
     Other, net                                       22,875                  3,501                42,848                  3,735
                                            -------------------    -------------------   --------------------   -------------------

                                                     (2,178)                (4,019)                 8,465               (17,526)
                                            -------------------    -------------------   --------------------   -------------------


(LOSS) INCOME BEFORE INCOME TAX                    (410,888)              (312,211)              (97,121)                315,215

INCOME TAX BENEFIT (EXPENSE)
 (Note 1)                                           159,000                  50,000               23,000                (50,000)
                                            -------------------    -------------------   --------------------   -------------------

NET (LOSS) INCOME                           $      (251,888)       $      (262,211)      $       (74,121)       $        265,215
                                            ===================    ===================   ====================   ===================

BASIC NET (LOSS) INCOME PER
   COMMON SHARE                             $          (.07)       $          (.08)      $          (.02)       $            .09
                                            ===================    ===================   ====================   ===================

DILUTED NET (LOSS) INCOME  PER
   COMMON SHARE                             $          (.07)       $          (.08)      $          (.02)       $            .08
                                            ===================    ===================   ====================   ===================

See notes to consolidated financial statements.

                            CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
                                                                              SIX MONTHS ENDED           SIX MONTHS ENDED
                                                                                JUNE 30, 2000             JUNE 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (Loss) / Income                                                    $         (74,121)         $          265,215
     Adjustments to reconcile net income / (loss) to net cash provided by operations:
         Depreciation and amortization                                                 436,384                    366,105
         Increase in accounts receivable                                              (12,596)                  (126,164)
         Increase in other current assets                                            (424,975)                  (170,198)
         Decrease in income taxes payable                                             (70,000)                  (160,875)
         Increase in accounts payable and accrued expenses                           1,968,574                  1,215,610
         Increase in payable to horsepersons                                            27,295
         Increase / (decrease) in accrued interest                                       6,757                   (88,809)
         Decrease / (increase) in deferred tax asset                                    40,000                   (33,620)
         Increase / (decrease) in accrued property taxes                                 1,434                   (31,575)
                                                                            ----------------------     ---------------------
              Net cash provided by operations                                        1,818,752                  1,235,689

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                            (3,051,245)                  (334,315)
                                                                            ----------------------     ---------------------
         Net cash used in investing activities                                      (3,051,245)                  (334,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                            331,575                    330,466
     Payment on advance from MHBPA, net                                                (62,005)                  (362,215)
     Payments on borrowings under credit agreement (net)                                                         (608,449)
     Proceeds from construction loan                                                 1,064,169
                                                                            ----------------------     ---------------------
           Net cash provided by / (used in) financing activities                     1,333,739                  (640,198)

NET INCREASE IN CASH                                                                   101,246                    261,176

CASH AT BEGINNING OF PERIOD                                                          1,350,052                    372,171
                                                                            ----------------------     ---------------------

CASH AT END OF PERIOD                                                       $        1,451,298         $          633,347
                                                                            ======================     =====================

See notes to consolidated financial statements.

               CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
-------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The summary of significant accounting policies is included in the notes to consolidated financial statements in the 1999 Annual Report on form 10-KSB.

     INCOME TAXES - Income tax expense is computed by applying the estimated annual effective tax rate to the year-to-date income. For the period ended June 30,1999, income tax expense of approximately $80,000 is offset by a reduction in the valuation allowance recorded on the deferred tax asset related to the Company's net operating loss carryforward.

     UNAUDITED FINANCIAL STATEMENTS - The consolidated balance sheet as of June 30, 2000, the consolidated statements of operations for the three and six months ended June 30, 2000 and 1999, the consolidated statements of cash flows for the six months ended June 30, 2000 and 1999, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.

2.   BANK BORROWINGS

     The Company has a general credit and security agreement with Bremer Bank, including a commercial revolving credit which provides for maximum advances of $2,250,000 with interest at the prime rate. The Company had no borrowings under this credit line at June 30, 2000. The Company also entered into a construction loan agreement with Bremer Bank on April 20, 2000. The construction loan will be converted into a five year installment loan in August 2000. Advances on this construction loan totaled $1,064,169 at June 30, 2000. The maximum principal amount of the loan is $1,587,000 at a floating rate of prime plus .25%. The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements as of June 30, 2000. Management believes that funds available under this credit and security agreement, along with funds generated from simulcast and card club operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2000.

3.   OPERATING SEGMENTS

     The Company has three reportable operating segments: horse racing, card club and concessions. The horse racing segment includes simulcast and live horse racing operations. The card club segment includes operations of the card club. The concessions segment provides concessions during simulcast and live racing, in the card club and during special events. The Company's reportable operating segments are strategic business units that offer different products and services. They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services. The horse racing and card club segments are regulated by the State of Minnesota Racing Commission.

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

     Certain allocations are made to the Card Club segment by the horse racing segment for shared facilities. No allocations for shared facilities are made to concessions, however, the concessions segment pays approximately 25% of gross revenues to the horse racing segment for use of the facilities.

     The following table provides information about the Company's operating segments (in 000's):

                                      Six Months Ended June 30, 2000                       Six Months Ended June 30, 1999
                        -----------------------------------------------------------  ------------------------------------------
                           Horse          Card                                          Horse
                           Racing         Club         Concessions        Total        Racing       Concessions        Total
                        -------------  ------------  ----------------  ------------  ------------  ---------------  -----------

Revenues from external
     customers               $8,322         $3,539        $1,553            $13,414        $8,491         $1,316         $9,807
Intersegment revenues           306                          265                571           308                           308
Net interest expense            (24)            15                               (9)           17                            17
Depreciation and
     amortization               354             82                              436           366                           366
Segment income (loss)
     before income taxes        200           (297)          (83)              (180)          315             48            363

Segment Assets              $10,917         $2,434          $576            $13,927        $9,820           $479        $10,299
                        =============  =============  ================  ============  ============  =============== ============

     The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company's consolidated totals (in 000's):

                                                                                 Six Months              Six Months
                                                                                   Ended                   Ended
                                                                                June 30,2000             June 30,1999
                                                                             -------------------     -------------------
           REVENUES
           Total revenue for reportable segments                                        $13,985                 $10,115
           Elimination of intersegment revenues                                            (571)                   (308)
                                                                             -------------------     -------------------
                    Total consolidated revenues                                          13,414                   9,807
                                                                             ===================     ===================

         (LOSS) INCOME BEFORE INCOME TAXES
           Total segment (loss) income before income taxes                                $(180)                   $363
           Elimination of intersegment loss (income) before income
           taxes                                                                             83                     (48)
                                                                             -------------------     -------------------
                    Total consolidated (loss) income before
                    income taxes                                                            (97)                    315
                                                                             ===================     ===================
                                                                                  June 30,              December 31,
                                                                                    2000                    1999
                                                                             -------------------     -------------------
           ASSETS
           Total assets for reportable segments                                         $13,927                 $10,546
           Elimination of intercompany receivables                                         (437)                   (357)
                                                                             -------------------     -------------------
                    Total consolidated assets                                            13,490                  10,189
                                                                             ===================      ==================

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

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101 that provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Companies are required to modify their revenue recognition policy to comply with SAB No. 101 by the fourth quarter of fiscal 2000. While the Company does not believe the adoption of SAB No. 101 will have a material impact on its recognition of revenue, it continues to evaluate the potential impact.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
GENERAL

     Canterbury Park Holding Corporation (the "Company") owns and operates Canterbury Park Racetrack (the "Racetrack"), the only pari-mutuel horse racing facility in the State of Minnesota, and Canterbury Park Card Club (the "Card Club") the only facility in the State of Minnesota given the legislative authority to host unbanked card games in which players compete against each other and not against the house. Card Club operations commenced on April 19, 2000 and contributed significantly to revenues in the second quarter. The Card Club is open twenty-four hours a day, seven days a week ("24 / 7"). The Company receives a percentage of the wagers or a fee from the players as compensation for providing the facility and services. The Company's revenues for the periods from January 1, 2000 to June 30, 2000 and January 1, 1999 to June 30, 1999 were derived primarily from pari-mutuel take-out on horse races simulcast to Canterbury Park from racetracks throughout the country and from live horse racing conducted at Canterbury Park. During 2000 the Company plans to conduct 365 days of simulcast racing, as well as 60 days of live thoroughbred and quarter horse racing which commenced May 20th and runs through September 4th. During live race meets, the Company also televises its races to out-of-state racetracks around the country and earns additional pari-mutuel revenue on wagers placed at out-of-state racetracks. In addition to pari-mutuel revenues, the Company generates revenues from admissions, parking, publication sales, concession sales, special events, facility rental, advertising and other sources.

         The Minnesota Racing Commission is authorized by Minnesota law to regulate Card Club operations. The Card Club's operating plan was approved by the Minnesota Racing Commission on January 19, 2000. The Company hired a vice president of operations for the Card Club in November 1999 and hired management and supervisory personnel for the Card Club throughout 2000. The Company conducted an eight-week training school for card dealers which commenced in late January 2000. The 15,828 square foot Card Club, constructed within the Canterbury Park grandstand facility, was completed on schedule in mid-April 2000. Expenditures related to the construction of the Card Club and enhancements to the facility were approximately $2.3 million. The Company has entered into a lending agreement with Bremer Bank to provide term financing for approximately 75% of the total estimated costs of construction. Expenditures related to the acquisition of furniture, fixtures, equipment and supplies were approximately $700,000 and were funded with current cash flows. Minnesota law requires that the Racetrack's purse fund and the State of Minnesota Breeders' Fund receive a total of 10% to 14% of the gross revenue generated by the Card Club.

         Revenue collections in the Card Club in the initial months have been higher than management's expectations. The average daily revenue for the Card Club was approximately $48,000 through June 30, 2000. Management is currently evaluating the possibility of expanding the Card Club from its current number of 41 tables to the maximum number of 50 tables allowed by Minnesota law. In the six months ended June 30, 2000 the Card Club generated a pre-tax operating loss of approximately $300,000 primarily due to pre-opening expenses. These pre-opening expenses include the development of the comprehensive operating and marketing plans, recruiting and training of Card Club management, dealers and other personnel, acquisition of assets, and development of security, surveillance and other internal control systems required to safeguard Card Club assets and the public. If revenue collections continue at current levels and if operating expenses including labor and benefit costs stabilize by the end of the third quarter, management anticipates that the Card Club may generate an operating profit for fiscal year 2000.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

     Total operating revenues increased 36.8% during the six months ended June 30, 2000 compared to the six months ended June 30, 1999, and increased 56.5% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

     Card Club revenues were $3.5 million for the three month period ended June 30, 2000. The Card Club commenced operations on April 19, 2000. Approximately $2.5 million of card club revenue was generated by the poker card games "Texas Hold `Em", "Seven Card Stud", and "Omaha". The remaining $1.0 million of revenue is attributable to "California" card games of "Pai Gow", "Super Nine", and "Minnesota 21" (blackjack). Card Club revenues represented 35.5% and 56.4% of total revenues for the six month and three month periods ended June 30, 2000, respectively.

     Concession sales for the quarter increased 35.9% compared to the same period in 1999 due to concession sales of $304,000 in the Card Club. Excluding the concession sales in the Card Club, concession revenues in 2000 were consistent with revenues in the 1999 comparable periods.

     Total pari-mutuel revenues decreased 0.2% in the six month period ended June 30, 2000 compared to the same period in 1999, consistent with a slight decrease in total simulcast handle. Live handle decreased only $200,000 compared to the same period in 1999, despite 23 days of live racing in the 2000 period, compared to 25 days of live racing in 1999. See the "Summary of Operating Data" below.

     Admission, parking and publication revenues for the six and three month periods in 2000 were lower than the comparable periods in 1999. The decrease is partly attributable to lower attendance year-to-date in 2000, but also to a lower percentage of paid attendance in 2000 due to additional free admission promotions in the current year. Parking revenues have increased compared to 1999 due to the commencement of 24 hour valet parking on April 19, 2000 to accommodate Card Club patrons.

         Other operating revenues decreased approximately $60,000 and $44,000 in the six month and three month periods ended June 30, 2000, compared to the same periods in 1999, due primarily to the timing of receipt of marketing sponsorship revenues and lower revenues in miscellaneous categories.

      SUMMARY OF OPERATING DATA:

                                                                     SIX MONTHS                      SIX MONTHS
                                                                        ENDED                          ENDED
                                                                    JUNE 30, 2000                  JUNE 30, 1999
       RACING DAYS
            Simulcast only days                                              159                            156
            Live and simulcast days                                           23                             25
                                                                ----------------------         -----------------------
                               Total Racing Days                             182                            181

       ATTENDANCE
            Simulcast only days                                           75,265                         73,398
            Live and simulcast days                                       86,317                         89,812
                                                                ----------------------         -----------------------
                                Total Attendance                         161,582                        163,210

       ON-TRACK HANDLE
            Simulcast only days                                 $     25,110,000               $     24,390,000
            Live and simulcast days
                Live racing                                            5,700,000                      5,869,000
                Simulcast racing                                       5,336,000                      5,994,000
       OUT-OF-STATE LIVE HANDLE                                        3,497,000                      3,928,000
                                                                ----------------------         -----------------------
                                    Total Handle                $     39,643,000               $     40,181,000

       AVERAGE DAILY ATTENDANCE
               Simulcast only days                                           473                            470
               Live and simulcast days                                     3,753                          3,592

       ON-TRACK PER CAPITA WAGERING
               Simulcast only days                              $            334               $            332
               Live and simulcast days                                       128                            132

       ON-TRACK AVERAGE DAILY HANDLE
               Simulcast only days                              $        157,925               $        156,346
               Live and simulcast days                                   479,826                        474,520

     As shown in the table above, total handle for the six months ended June 30, 2000 is down $538,000 or 1.3% compared to total handle during the six month period in 1999 primarily due to a decrease in out-of-state live handle. The decrease is due primarily to two fewer live racing days in 2000 compared to 1999. On-track handle on live racing days in 2000 is down approximately $827,000 or 7.0% compared to 1999, due to two fewer live racing days in the 2000 period. Average daily attendance on live racing days has increased 4.5% while the per capita wager has dropped from $132 to $128 or 3.0%. The combination of these two factors has increased the on-track average daily handle on live race days by 1.1%. Wagering on simulcast races is slightly higher year-to-date in 2000 than at June 30, 1999 primarily due to three additional simulcast only race days in 2000. As noted in the table above, average daily attendance, per capita wagering and on-track average daily handle on simulcast only days have all increased slightly.

     Total operating expenses increased 42.7% during the six month period ended June 30, 2000 compared to the six month period ended June 30, 1999, and 55.3% during the three months ended June 30, 2000 compared to the three month period ended June 30, 1999. These increases are due primarily to pre-opening and operating costs of the Card Club which opened April 19, 2000.

     Pari-mutuel expenses have increased 10.3% and 11.3%, respectively, during the six and three month periods of 2000 compared to 1999, due to purse expense attributable to the Card Club Under Minnesota law, the Company is required to pay 10% of the first $6 million of gross Card Club revenues as purse monies. After meeting the $6,000,000 threshold, the Company must pay 14% of gross Card Club revenues as purse monies. The Company estimates for each year, an estimated annual effective rate for purse monies which is applied to gross Card Club revenues throughout the year. Of funds allocated for purses, the Company pays 10% of the purse monies to the State of Minnesota Breeders' Fund. The remaining 90% of the purse monies is divided between thoroughbred (90%), quarterhorse (9%) and standardbred (1%) purse funds.

     Salaries and benefit expenses increased by $2.3 million or 94.9% for the six month period ended June 30, 2000 compared the same period in 1999. Salaries and benefit expenses increased by $2.1 million or 132.3% for the three month period compared to 1999. The commencement of Card Club operations on April 19, 2000 is the primary reason for the increase. Significant labor was required prior to the opening of the Card Club to hire and train over 300 employees of the Card Club. The Card Club is open 24 hours per day, seven days per week. Employees were hired to fill positions for dealers, cage cashiers, security officers, surveillance, chip count, administrative, and floor managers and supervisors. In addition the Company continues to add numerous personnel to financial, administrative, marketing, plant and other support areas to adequately handle the increased volume of employees and revenue generating activities. Also increasing salaries and benefit expenses in 2000 was the change in the Company's vacation policy to a Personal Time Off (PTO) program. This change resulted in increased labor accruals in 2000, and due to the commitment required to open the Card Club, few employees used PTO time during the first six months of 2000. In addition, the Company experienced an increase in its health insurance rates effective May 1, 2000. This rate increase, coupled with 300 additional employees, resulted in the significant increase in costs for health insurance in 2000 compared to 1999. Because numerous new employees hired were not eligible for participation in health benefits until the third quarter of 2000, an increase in these medical costs is expected to continue into next quarter.

     Depreciation and amortization expense increased 19.2% in the six month period ended June 30, 2000 compared to the same period in 1999. The increase is attributable to building improvements and capital assets acquired for the Card Club.

     Utility costs increased $100,000 and $77,000 for the six and three month periods ended June 30, 2000 compared to June 30, 1999, respectively, primarily due to the 24 / 7 operations of the Card Club.

     Repairs, maintenance and supplies costs increased 82.1% and 104.6% for the six month and three month periods ended June 30, 2000 compared to June 30, 1999. The Company spent approximately $100,000 on repaving and striping the parking lot, which was necessitated by all the additional traffic the facility has experienced since the opening of the Card Club. Repairs, maintenance and upgrading of other building systems have also occurred to support the 24 / 7 operation. Supply expenses have increased due primarily to items required for operation of the Card Club. Supply expenses include, uniforms, radios, playing cards, office and computer supplies, cleaning supplies, concession stand and kitchen supplies, plant supplies and other.

     Advertising and marketing expenses increased in 2000 compared to 1999 due to expenditures related to the opening of the Card Club. The Company experienced increased costs for the production and broadcast of television advertising to promote the Card Club and live racing. The Company also hosted its Card Club Grand Opening on June 2nd through 4th of 2000. In addition, the Company incurred expenses related to the design and production of a new Company logo.

     Other operating expenses increased $427,000 or 38.8% over the same six month period in 1999. Increases due to printing of various Card Club forms, materials and brochures; personnel expenses, including advertising, training and orientation; workers' compensation premiums and contract labor due to the significant staffing requirements when the Card Club opened. The usage of contract labor has declined due to the hiring of additional staff.

     Interest expense increased during the six month and three month periods ended June 30, 2000 compared to the same period in 1999. The Company paid interest on a short-term construction loan totaling approximately $15,000 as of June 30, 2000. The increase in interest income resulted from higher cash balances in bank deposit accounts.

     The loss before income taxes was ($97,121) for the six months ended
June 30, 2000 compared to income before income taxes of $315,215 for the six months ended June 30, 1999. After an income tax benefit of $23,000 in 2000, the net loss is ($74,121) compared to net income of $265,215. The loss before income taxes for the quarter ended June 30, 2000 was ($410,888) compared to a loss before income taxes of ($312,211) for the quarter ended June 30, 1999. After an income tax benefit of $159,000 in the second quarter of 2000, the net loss is ($251,888) compared to a net loss of ($262,211) for the second quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     During the period January 1, 2000 through June 30, 2000, cash provided by operating activities was $1,818,752, which resulted principally from an increase in accounts payable and accrued expenses of $1,968,574 and depreciation and amortization of $436,384. These items were partially offset by increases in accounts receivable and other assets of $575,621, and a decrease in income taxes payable of $70,000.

     The increase in accounts payable and accrued expenses is due primarily to increases in amounts payable to vendors due to the expansion of business and to an increase in payroll of $374,004 attributable to the addition of over 300 new employees related to the commencement of Card Club operations in April. New liabilities related to the Card Club amounted to approximately $486,000 at June 30, 2000. The Company's policy is to collect a portion of card club wagers to fund a "jackpot pool" and a "player pool". These accumulations of funds are used to pay jackpots and to fund promotional purchases for giveaways or prizes in the Card Club. These funds totaled approximately $281,000 at June 30, 2000. The outstanding chip liability at June 30, 2000 was approximately $50,000.

     Net cash used in investing activities for the first six months of 1999 resulted primarily from improvements to the grandstand building, and acquisitions of property and equipment primarily for the Card Club of $3,051,245, compared to investments in building improvements and equipment of $334,315 during the six month period ended June 30, 1999.

     During the period January 1, 2000 through June 30, 2000, cash provided by financing activities was $1,333,739, resulting primarily from proceeds from a construction loan from Bremer Bank of $1,064,169. Exercises of stock options during the first quarter of 2000 provided cash flows from financing activities of $331,575. These were offset by net payments on the advance from the MHBPA of $62,005. During the first six months of 1999, the Company used $608,449 to pay off its borrowings under a line of credit with Bremer Bank and $362,215 to pay down the advance from the MHBPA. These uses of cash were partially offset by net proceeds received upon the exercise of stock options of $330,466.

     The Company renewed its general credit and security agreement with Bremer Bank, a financial institution located in South Saint Paul, Minnesota on April 20, 2000. The agreement continues to provide the Company with a commercial revolving credit line with maximum advances of $2,250,000 and interest at the prime rate. In addition, it provided the Company with commitments for two installment loans to fund construction of the Card Club. The first loan commitment was to provide funding for approximately 75% of the construction costs of the Card Club at a floating rate of prime plus .25%. The Company made draws on the construction loan of $1,064,169 through June 30, 2000. The final draws on the construction loan occurred in August 2000, at which point the construction loan converted to a conventional five year installment loan with a principal amount of $1,586,750. The variable interest rate on this loan during the period of construction was prime plus .25% or 9.75% at June 30, 2000. The second installment loan commitment was for $290,700 to fund approximately 50% of the acquisition costs of furniture, fixtures, and equipment related to the Card Club. The Company used current cash flow to fund the acquisition costs of these assets and has elected to allow the commitment to expire in August 2000.

     The Company is required by statute to segregate purse funds received from wagering on simulcast races, live horse races and card playing for future payment as purses for live horse races at the Racetrack or other uses of Minnesota's horsepersons' association. Pursuant to an agreement with the Minnesota Horseman's Benevolent and Protective Association, Inc. ("MHBPA"), during the six months ended June 30, 2000 and 1999, the Company transferred into a trust account or paid directly to the MHBPA approximately $1,900,000 and $2,000,000, respectively. At June 30, 2000, the Company had an additional $305,006 liability to the MHBPA which will be paid with interest in 2000 in accordance with the agreement.

     The Company believes that the funds to be generated from operations together with funds available under its $2,250,000 line of credit with Bremer Bank will be sufficient to satisfy its liquidity and capital resource requirements for the next twelve months.

OPERATING PLAN:

         At June 30, 2000, the Company was in the middle of its 60-day 2000 live race meet which features both thoroughbred and quarter horse racing.

         Operating results during the third quarter of 2000 may be adversely affected by a reduction in the number of major outdoor concerts hosted by the Company during that period. The third quarter of the last three years have included space rental and concession revenues from Lilith Fair which ended its concert tour in 1999. In addition, the Bob Dylan / Paul Simon concert hosted in July of 1999 has not been replaced.

         The Company's operating plan for the Card Club is to continue to operate on a 24 / 7 basis. The Company is currently considering an expansion of the Card Club to the 50 tables authorized by statute. The Company has implemented various promotions in the Card Club in July 2000 and continues to attempt to combine teleracing, live horse racing and card playing in its advertising and promotions.


FACTORS AFFECTING FUTURE PERFORMANCE:

         From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may comment on anticipated future financial performance. Such forward-looking statements, including statements contained in this Report on Form 10-QSB, are subject to risks and uncertainties which may adversely affect future financial performance, including, but not limited to, fluctuations in attendance at the Racetrack, changes in the level of wagering by patrons, continued interest in the unbanked card games offered at the Card Club, legislative and regulatory changes, the impact of wagering products introduced by competitors, higher than expected expenses, unprofitable operations of new initiatives launched by the Company in future periods, and other risks applicable to the gaming and horse racing industries generally.

                                     PART II
                               OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

                  None

Item 2.           CHANGES IN SECURITIES

                  None

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  None

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company held its Annual Meeting of Shareholders on
                  June 1, 2000. Shareholders reelected the following directors for a one year term: Brian C. Barenscheer, Gibson Carothers, Terence McWilliams, Carin Offerman, Curtis A. Sampson,
                  Randall D. Sampson, and Dale H. Schenian. Not less than
                  3,319,833 shares were voted in favor of the reelection of each of the directors (approximately 99% of all shares eligible to vote).

                  In addition, the shareholders approved by a vote of 3,255,915 in favor and 67,177 opposed an amendment to the Company's 1994 Stock Plan to increase the annual automatic stock option grant to continuing directors provided in the Plan from 2,000 shares to 3,000 shares per year.

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

                                            Canterbury Park Holding Corporation


Dated:  August 11, 2000                     /s/ Randall D. Sampson
                                            ----------------------------------
                                            Randall D. Sampson,
                                            President, Chief Executive Officer
                                            and Treasurer