Form 10QSB
period 2000-09-30
CANTERBURY PARK HOLDING CORP
filed 2000-11-14
CIK 926761

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)

  XXX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         SEPTEMBER 30, 2000.
   ___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO__________.

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

The Company had 3,473,632 shares of common stock, $.01 par value per share, outstanding as of November 10, 2000.

                       Canterbury Park Holding Corporation

                                      INDEX

                                                                                   Page
                                                                                   ----
PART 1.  FINANCIAL INFORMATION

         Item 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of
                  September 30, 2000 and December 31, 1999..........................3

                  Consolidated Statements of Operations for the periods ended
                  September 30, 2000 and 1999.......................................4

                  Consolidated Statements of Cash Flows for the periods ended
                  September 30, 2000 and 1999.......................................5

                  Notes to Consolidated Financial Statements........................6

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..............................9

PART II. OTHER INFORMATION..........................................................16

         Signatures.................................................................16

         Exhibit Index..............................................................17

               CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                       2000             1999
ASSETS

CURRENT ASSETS
     Cash                                                           $ 1,816,703     $ 1,350,052
     Accounts receivable                                                430,819         187,463
     Receivable from MHBPA                                              120,585
     Inventory                                                          126,702          72,908
     Deposits                                                            20,000          20,000
     Prepaid expenses                                                   220,475         136,686
     Income tax refund receivable                                                         6,693
                                                                    -----------     -----------
                  Total current assets                                2,735,284       1,773,802

PROPERTY AND EQUIPMENT, net of accumulated depreciation
     of $5,179,317 and $4,452,222, respectively                      11,080,180       8,084,431

DEFERRED TAX ASSET                                                      246,900         330,800
                                                                    -----------     -----------
                                                                    $14,062,364     $10,189,033
                                                                    ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               $ 2,020,223     $   816,020
     Accrued wages and payroll taxes                                    706,155         154,665
     Accrued interest                                                    20,375           7,453
     Advance from MHBPA                                                                 367,011
     Accrued property taxes                                             358,512         292,546
     Payable to horsepersons                                            168,624         100,538
     Income tax payable                                                  90,326
     Short term portion of long term debt (Note 2)                      273,985
                                                                    -----------     -----------
                  Total current liabilities                           3,638,200       1,738,233

LONG TERM DEBT (Note 2)                                               1,178,093

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value, 10,000,000 shares authorized,
         3,455,999 and 3,371,999, respectively, shares issued and
         outstanding                                                     34,560          33,720
     Additional paid-in capital                                       9,881,555       9,493,101
     Accumulated deficit                                               (670,044)     (1,076,021)
                                                                    -----------     -----------
                  Total shareholders' equity                          9,246,071       8,450,800
                                                                    -----------     -----------
                                                                    $14,062,364     $10,189,033
                                                                    ===========     ===========

See notes to consolidated financial statements.

               CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
PERIODS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                        THREE MONTHS   THREE MONTHS    NINE MONTHS    NINE MONTHS
                                           ENDED          ENDED           ENDED          ENDED
                                        SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                            2000           1999           2000           1999
OPERATING REVENUES:
     Pari-mutuel                        $ 5,268,282    $ 4,880,562    $12,838,993    $12,470,123
     Card club                            4,066,769                     7,547,847
     Concessions                          1,605,586      1,394,934      3,140,626      2,657,951
     Admissions and parking                 293,524        234,931        484,783        461,784
     Programs and racing forms              202,090        202,976        519,325        551,867
     Other operating revenue                259,459        211,651        577,726        589,925
                                        -----------    -----------    -----------    -----------
                                         11,695,710      6,925,054     25,109,300     16,731,650
OPERATING EXPENSES:
     Pari-mutuel expenses
         Statutory purses                 2,606,739      2,133,489      4,661,561      3,907,222
         Host track fees                    446,854        466,093      1,496,868      1,499,705
         Pari-mutuel taxes                   55,316         42,478        129,622        119,518
         Minnesota breeders' fund           299,489        234,380        728,519        620,981
     Salaries and benefits                3,948,564      1,584,525      8,765,756      4,056,858
     Cost of concession sales               572,038        363,800      1,134,029        726,892
     Cost of publication sales              297,987        254,239        689,754        661,140
     Depreciation and amortization          290,711        188,605        727,095        554,710
     Utilities                              306,109        229,835        763,522        587,173
     Repairs, maintenance and supplies      299,755        208,667        974,757        579,289
     Property taxes                          64,532         58,186        196,464        172,884
     Advertising and marketing              598,269        396,401      1,510,578      1,047,978
     Other operating expenses             1,081,300        776,668      2,608,314      1,876,871
                                        -----------    -----------    -----------    -----------
                                         10,867,663      6,937,366     24,386,839     16,411,221

NONOPERATING (EXPENSES) REVENUES:
     Interest expense                       (39,953)        (5,575)       (74,336)       (26,836)
     Other, net                              45,904          7,351         88,752         11,086
                                        -----------    -----------    -----------    -----------
                                              5,951          1,776         14,416        (15,750)
                                        -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAX             833,998        (10,536)       736,877        304,679

INCOME TAX (EXPENSE) BENEFIT (Note 1)      (353,900)        28,000       (330,900)       (22,000)
                                        -----------    -----------    -----------    -----------
NET INCOME                              $   480,098    $    17,464    $   405,977    $   282,679
                                        ===========    ===========    ===========    ===========
BASIC NET INCOME PER COMMON SHARE       $       .14    $       .01    $       .12    $       .09
                                        ===========    ===========    ===========    ===========
DILUTED NET INCOME PER COMMON SHARE     $       .13    $       .01    $       .11    $       .09
                                        ===========    ===========    ===========    ===========

See notes to consolidated financial statements.

                CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                        NINE MONTHS       NINE MONTHS
                                                                           ENDED             ENDED
                                                                       SEPTEMBER 30,     SEPTEMBER 30,
                                                                           2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                        $   405,977       $   282,679
     Adjustments to reconcile net income to net cash provided by operations:
         Depreciation and amortization                                     727,095           554,710
         Increase in accounts receivable                                  (243,356)         (144,191)
         Increase in other current assets                                 (137,583)          (13,085)
         Increase / (decrease) in income taxes payable                      97,019          (160,875)
         Increase in accounts payable and accrued expenses               1,755,693           599,544
         Increase in payable to horsepersons                                68,086            55,036
         Increase / (decrease) in accrued interest                          12,922          (100,280)
         Decrease / (increase) in deferred tax asset                        83,900           (84,620)
         Increase / (decrease) in accrued property taxes                    65,966          (119,662)
                                                                       -----------       -----------
              Net cash provided by operations                            2,835,719         1,131,511

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                (3,722,844)         (224,474)
     Proceeds from sale of property and equipment                                              1,192
                                                                       -----------       -----------
         Net cash used in investing activities                          (3,722,844)         (223,282)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                389,294         1,073,854
     Payment on advance from MHBPA, net                                   (487,596)         (456,368)
     Payments on borrowings under credit agreement, net                                     (608,449)
     Proceeds from long term installment loan, net                       1,452,078
                                                                       -----------       -----------
           Net cash provided by financing activities                     1,353,776             9,037

NET INCREASE IN CASH                                                       466,651           432,073

CASH AT BEGINNING OF PERIOD                                              1,350,052           372,171
                                                                       -----------       -----------
CASH AT END OF PERIOD                                                  $ 1,816,703       $   804,244
                                                                       ===========       ===========

See notes to consolidated financial statements.

                CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The summary of significant accounting policies is included in the notes to consolidated financial statements in the 1999 Annual Report on form 10-KSB.

     INCOME TAXES - Income tax expense is computed by applying the estimated annual effective tax rate to the year-to-date income. For the period ended September 30,1999, income tax expense of approximately $153,000 is offset by a reduction in the valuation allowance recorded on the deferred tax asset related to the Company's net operating loss carryforward.

     UNAUDITED FINANCIAL STATEMENTS - The consolidated balance sheet as of September 30, 2000, the consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999, the consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.

2.   BANK BORROWINGS

     The Company has a general credit and security agreement with Bremer Bank, including a commercial revolving credit line which provides for maximum advances of $2,250,000 with interest at the prime rate. The Company had no borrowings under this credit line at September 30, 2000. The agreement also provided for a short-term construction loan to finance construction of the card club facility. The construction loan was converted into a five-year installment loan on August 1, 2000. The outstanding principal balance of the loan at September 30, 2000 is $1,452,000 at a floating rate of 9.75% (the prime rate plus .25%). The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements as of September 30, 2000. Management believes that funds available under this credit and security agreement, along with funds generated from simulcast and card club operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2000.

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

     The following table provides information about the Company's operating segments (in 000's):

                                      Nine Months Ended                     Nine Months Ended
                                      September 30, 2000                    September 30, 1999
                          ------------------------------------------  ------------------------------
                            Horse       Card                           Horse
                            Racing      Club    Concessions   Total    Racing   Concessions   Total
                          ----------  --------  -----------  -------  --------  -----------  -------
Revenues from external
     customers              $14,384    $7,548     $3,177     $25,109   $13,985     $2,747    $16,732
Intersegment revenues           552                  577       1,129       605                   605
Net interest (income)
expense                         (66)       52                    (14)       16                    16
Depreciation and
     amortization               540       187                    727       555                   555
Segment income before
     income taxes               101       636        163         900       305        222        527

Segment Assets              $10,927    $3,028     $  652     $14,607   $ 9,833     $  561    $10,394
                          ==========  ========  ===========  =======  ========  ===========  =======

     The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company's consolidated totals (in 000's):


                                                                  Nine Months      Nine Months
                                                                     Ended            Ended
                                                                 September 30,    September 30,
                                                                     2000             1999
                                                                 -------------    -------------
REVENUES
Total revenue for reportable segments                               $26,238          $17,337
Elimination of intersegment revenues                                 (1,129)            (605)
                                                                 -------------    -------------
         Total consolidated revenues                                 25,109           16,732
                                                                 =============    =============
INCOME BEFORE INCOME TAXES
Total segment income before income taxes                            $   900          $   527
Elimination of intersegment income before income taxes                 (163)            (222)
                                                                 -------------    -------------
         Total consolidated income before income taxes                  737              305
                                                                 =============    =============

                                                                 September 30,     December 31,
                                                                     2000              1999
                                                                 -------------     ------------
ASSETS
        Total assets for reportable segments                        $14,607           $10,546
        Elimination of intercompany receivables                        (545)             (357)
                                                                 -------------     ------------
                    Total consolidated assets                        14,062            10,189
                                                                 =============     ============

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

5.   CURRENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued in June 1998. SFAS No. 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The standard requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting for three types of hedges. SFAS No. 133 is effective for the Company year beginning January 1, 2001. Management has determined that SFAS No. 133 will have no material impact on the Company's financial position and results of operations.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

          Canterbury Park Holding Corporation (the "Company") owns and operates Canterbury Park Racetrack (the "Racetrack"), the only pari-mutuel horse racing facility in the State of Minnesota and Canterbury Park Card Club (the "Card Club"), the only facility in the State of Minnesota given the legislative authority to host unbanked card games in which players compete against each other and not against the house. The Company receives a percentage of the wagers or a fee from the players as compensation for providing the Card Club facility and services. Card Club operations commenced on April 19, 2000 and contributed significantly to revenues in the second and third quarters of 2000. The Card Club is open twenty-four hours a day, seven days a week ("24 / 7"). The Company's revenues for the periods from January 1, 2000 to September 30, 2000 were derived primarily from pari-mutuel take-out on horse races simulcast to Canterbury Park from racetracks throughout the country, from live horse racing conducted at Canterbury Park and from its Card Club operations. During 2000 the Company completed 60 days of live thoroughbred and quarter horse racing and plans to conduct 256 days of card club operations and 365 days of simulcast racing. During live race meets, the Company also televises its races to out-of-state racetracks around the country and earns additional pari-mutuel revenue on wagers placed at out-of-state racetracks. In addition to pari-mutuel and card club revenues, the Company generates revenues from concession and publication sales, admissions, parking, special events, facility rental, advertising and other sources.

         The Minnesota Racing Commission is authorized by Minnesota law to regulate Card Club and horse racing operations. The law requires that up to 14% of the gross revenue generated by the Card Club be paid to the Racetrack's purse fund and the State of Minnesota Breeders' Fund. The Card Club's operating plan was approved by the Minnesota Racing Commission on January 19, 2000. The Company hired a vice president of operations for the Card Club in November 1999 and hired management and supervisory personnel for the Card Club throughout 2000. The Company conducted an eight-week training school for card dealers which commenced in late January 2000. The 15,828 square foot Card Club, constructed within the Canterbury Park grandstand facility, was completed on schedule in mid-April 2000. Expenditures related to the construction of the Card Club and enhancements to the facility were approximately $2.3 million. The Company has entered into a lending agreement with Bremer Bank to provide term financing for approximately 75% of the total estimated costs of construction. Expenditures related to the acquisition of furniture, fixtures, equipment and supplies were approximately $700,000 and were funded with current cash flows.

         Revenue collections in the Card Club in the initial months have been higher than management's expectations. The average daily revenue for the Card Club was approximately $46,000 year-to-date through September 30, 2000 and $44,000 in the third quarter of 2000. Management is currently evaluating the possibility of expanding the Card Club from its current number of 41 tables to the maximum number of 50 tables allowed by Minnesota law. In the nine months ended September 30, 2000 the Card Club generated pre-tax operating income of approximately $630,000 after incurring significant non-recurring expenses in the second quarter of 2000. These non-recurring expenses included the development of the comprehensive operating and marketing plans, recruiting and training of Card Club management, dealers and other personnel, and development of security, surveillance and other internal control systems required to safeguard Card Club assets and the public.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

         Total operating revenues increased 50% during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, and increased 68.9% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999.

           Card Club revenues were approximately $7.5 and $4.1 million for the nine month and three month periods ended September 30, 2000, respectively. The Card Club commenced operations on April 19, 2000. Approximately $5.3 and $2.9 million of card club revenue was generated by the poker card games "Texas Hold `Em", "Seven Card Stud", and "Omaha" during the nine and three month periods ended September 30, 2000, respectively. The remaining $2.2 and $1.2 million of card club revenue for the nine and three month periods, respectively, is attributable to "California" card games of "Pai Gow", "Super Nine", and "Minnesota 21" (blackjack). Card Club revenues represented 30.1% and 34.8% of total revenues for the nine month and three month periods ended September 30, 2000, respectively.

          Concession sales for the nine and three month periods ended September 30, 2000, increased 18.2% and 15.1%, respectively, compared to the same periods in 1999 due primarily to concession sales in the Card Club. Sales of concessions in the Card Club of $770,000 and $440,000 for the nine and three month periods, respectively, were offset by lower special event concession revenues due to fewer large outdoor concerts in the third quarter of 2000 compared to 1999. The Company hosted four days of large outdoor concerts in 1999, compared to two days of large concerts and one smaller evening concert in 2000.

          Total pari-mutuel revenues increased 3.0% in the nine month period ended September 30, 2000 compared to the same period in 1999, and 7.9% in the three month period ended September 30, 2000. Total simulcast handle was down slightly year-to-date, while live on-track handle increased $1.8 million or 12.8% compared to the same nine month period in 1999 due partly to four additional race days in the 2000 live race meet. See the "Summary of Operating Data" below.

          Admission and parking revenues for the nine and three month periods in 2000 were higher than the comparable periods in 1999. The increase is partly attributable to an increase of 11.1% in attendance on live days in 2000 compared to 1999, but also to the commencement of 24 hour valet parking on April 19, 2000 to accommodate Card Club patrons.

          Other operating revenues increased approximately $48,000 for the three month period ended September 30, 2000, compared to the same period in 1999, due to increased receipts of marketing sponsorship revenues, higher vehicle storage revenues and increased check cashing commissions.

SUMMARY OF OPERATING DATA


                                                NINE MONTHS       NINE MONTHS
                                                  ENDED              ENDED
                                              SEPT. 30, 2000     SEPT. 30, 1999

RACING DAYS

     Simulcast only days                                214                217
     Live and simulcast days                             60                 56
                                              --------------     --------------
                    Total Racing Days                   274                273

ATTENDANCE
     Simulcast only days                             91,662             92,865
     Live and simulcast days                        232,594            209,327
                                              --------------     --------------
                    Total Attendance                324,256            302,192

ON-TRACK HANDLE
     Simulcast only days                       $ 31,107,000       $ 31,665,000
     Live and simulcast days
         Live racing                             15,673,000         13,898,000
         Simulcast racing                        13,151,000         12,779,000
OUT-OF-STATE LIVE HANDLE                          9,647,000         10,427,000
                                              --------------     --------------
                    Total Handle               $ 69,578,000       $ 68,769,000

AVERAGE DAILY ATTENDANCE
        Simulcast only days                             428                428
        Live and simulcast days                       3,877              3,738

ON-TRACK PER CAPITA WAGERING
        Simulcast only days                    $        339       $        341
        Live and simulcast days                         123                127

ON-TRACK AVERAGE DAILY HANDLE
        Simulcast only days                    $    145,360       $    145,922
        Live and simulcast days                     480,400            476,375

           As shown in the table above, total handle for the nine months ended September 30, 2000 increased by $809,000 or 1.2% compared to total handle during the nine month period in 1999, primarily due to an increase in live on-track handle, which was partly offset by a decrease in out-of-state live handle and a decrease in simulcast handle. On-track live handle in 2000 increased approximately $1,775,000 or 12.8% compared to 1999 due primarily to four additional live racing days during the 2000 live meet compared to 1999. Average daily attendance on live racing days increased 3.7%, boosting the average daily handle on live race days by .8%. The decrease of $780,000 in out-of-state live handle is attributed to the loss of the Illinois market on weekends. The decrease in simulcast handle is composed of an increase in simulcast handle on live race days offset by a decrease in handle on simulcast only days. While average daily attendance on simulcast only days remains the same as last year, the decrease in the per capita wager has reduced the simulcast average daily handle by .4%.

          Total operating expenses increased 48.6% during the nine month period ended September 30, 2000 compared to the nine month period ended September 30, 1999, and 56.7% during the three months ended September 30, 2000 compared to the three month period ended September 30, 1999. The increase in operating expenses for the comparative nine month period is due primarily to the non-recurring pre-opening costs of the Card Club incurred in the first and second quarters of 2000, as well as the ongoing costs of operating the Card Club in the second and third quarters subsequent to opening on April 19, 2000.

           Pari-mutuel expenses have increased 14.1% and 18.5%, respectively, during the nine and three month periods of 2000 compared to 1999, due primarily to purse expense attributable to the Card Club. Under Minnesota law, the Company is required to pay 10% of the first $6 million of gross Card Club revenues as purse monies. After meeting the $6,000,000 threshold, the Company must pay 14% of gross Card Club revenues as purse monies. The Company estimates for each year, an estimated annual effective rate for purse monies which is applied to gross Card Club revenues throughout the year. Of funds allocated for purses, the Company pays 10% of the purse monies to the State of Minnesota Breeders' Fund. The remaining 90% of the purse monies is divided between thoroughbred (90%), quarterhorse (9%) and standardbred (1%) purse funds.

           Salaries and benefit expenses increased by $4.7 million or 116.1% for the nine month period ended September 30, 2000 compared the same period in 1999. Salaries and benefit expenses increased by $2.4 million or 149.2% for the three month period compared to 1999. The commencement of Card Club operations on April 19, 2000 is the primary reason for the increase. Significant labor was required prior to the opening of the Card Club to hire and train over 300 employees of the Card Club. The Card Club is open 24 hours per day, seven days per week. Employees were hired to fill positions for dealers, cage cashiers, security officers, surveillance, chip count, administrative, and floor managers and supervisors. In addition the Company continues to add numerous personnel to financial, administrative, marketing, plant and other support areas to adequately handle the increased volume of employees and revenue generating activities. Also increasing salaries and benefit expenses in 2000 was the change in the Company's vacation policy to a Personal Time Off (PTO) program. This change resulted in increased labor accruals in 2000, and due to the commitment required to open the Card Club, few employees used PTO time during the first nine months of 2000. In addition, the Company experienced an increase in its health insurance rates effective May 1, 2000. This rate increase, coupled with 300 additional employees, resulted in the significant increase in costs for health insurance in 2000 compared to 1999. Because numerous new employees hired were not eligible for participation in health benefits until the third quarter of 2000, an increase in these medical costs is expected to continue into next quarter.

           Depreciation and amortization expense increased 31.1% in the nine month period ended September 30, 2000 compared to the same period in 1999. The increase is attributable to building improvements and capital assets acquired for the Card Club.

           Utility costs increased $176,000 and $76,000 for the nine and three month periods ended September 30, 2000 compared to September 30, 1999, respectively, primarily due to the 24 / 7 operations of the Card Club.

            Repairs, maintenance and supply costs increased 68.3% and 43.7% for the nine month and three month periods ended September 30, 2000 compared to September 30, 1999. The Company spent approximately $100,000 on repaving and striping the parking lot, which was necessitated by all the additional traffic the facility has experienced since the opening of the Card Club. Repairs, maintenance and upgrading of other building systems have also occurred to support the 24 / 7 operation. Supply expenses have increased due primarily to items required for operation of the Card Club. Supply expenses include, uniforms, radios, playing cards, office and computer supplies, cleaning supplies, concession stand and kitchen supplies, plant supplies and other.

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

           Other operating expenses increased $731,000 or 39.1% over the same nine month period in 1999. Increases due to printing of various Card Club forms, materials and brochures; personnel expenses, including advertising, training and orientation; workers' compensation premiums and contract labor due to the significant staffing requirements when the Card Club opened. The usage of contract labor has declined due to the hiring of additional staff.

          Interest expense increased during the nine month and three month periods ended September 30, 2000 compared to the same period in 1999. The Company entered into a short-term construction loan agreement in April, which converted to a five-year installment loan on August 1, 2000. The original principal amount on the loan was $1.5 million. Interest accrued at the prime rate plus .25%, or 9.75% during the 2000 period. The increase in other nonoperating revenues is due to an increase in interest income which resulted from higher cash balances in bank deposit accounts.

           Income before income taxes was $736,877 for the nine months ended September 30, 2000 compared to income before income taxes of $304,679 for the nine months ended September 30, 1999. After income tax expense of $330,900 in 2000, net income is $405,977 compared to net income of $282,679. Income before income taxes for the quarter ended September 30, 2000 was $833,998 compared to a loss before income taxes of ($10,536) for the quarter ended September 30, 1999. After income tax expense of $353,900 in the third quarter of 2000, net income is $480,098 compared to net income of $17,464 for the third quarter of 1999.

         The Company currently anticipates fourth quarter revenues in the range of $7 million to $8 million, which would bring full-year 2000 revenues to the range of $32 million to $33 million.

Fourth quarter earnings are currently anticipated in the range of $.10 to$.15 per diluted share, which would bring full-year earnings to the range of $.21 to $.26 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

           During the period January 1, 2000 through September 30, 2000, cash provided by operating activities was $2,835,719, which resulted principally from net income of $405,977, an increase in accounts payable and accrued expenses of $1,755,693 and depreciation and amortization of $727,095. These items were partially offset by increases in accounts receivable and other assets of $243,356, and an increase in other current assets of $137,583.

           The increase in accounts payable and accrued expenses is due primarily to increases in amounts payable to vendors due to the expansion of business and to an increase in accrued salaries and benefits of $551,490 attributable to the addition of over 300 new employees related to the commencement of Card Club operations in April. New liabilities related to the Card Club amounted to approximately $979,000 at September 30, 2000. The Company's policy is to collect a portion of card club wagers to fund a "jackpot pool" and a "player pool". These accumulations of funds are used to pay jackpots and to fund promotional purchases for giveaways or prizes in the Card Club. These funds totaled approximately $559,000 at September 30, 2000. The outstanding chip liability at September 30, 2000 was approximately $97,000.

           Net cash used in investing activities for the first nine months of 2000 resulted primarily from improvements to the grandstand building, and acquisitions of property and equipment primarily for the Card Club of $3,722,844, compared to investments in building improvements and equipment of $224,474 during the nine month period ended September 30, 1999.

           During the period January 1, 2000 through September 30, 2000, cash provided by financing activities was $1,353,776, resulting primarily from proceeds from an installment loan from Bremer Bank of $1,452,078 to fund the construction of the card club. Exercises of stock options during the first nine months of 2000 provided cash flows from financing activities of $389,294. These were offset by net payments on the advance from the MHBPA of $487,596. During the first nine months of 1999, the Company used $608,449 to pay off its borrowings under a line of credit with Bremer Bank and $456,368 to pay down the advance from the MHBPA. These uses of cash almost entirely offset the net proceeds received upon the exercise of stock options of $1,073,854.

           The Company renewed its general credit and security agreement with Bremer Bank, a financial institution located in South Saint Paul, Minnesota on April 20, 2000. The agreement continues to provide the Company with a commercial revolving credit line with maximum advances of $2,250,000 and interest at the prime rate. In addition, it provided the Company with commitments for two installment loans to fund construction of the Card Club. The first loan commitment was to provide funding for approximately 75% of the construction costs of the Card Club at a floating rate of prime plus .25%. The Company converted the construction loan to a conventional five year installment loan with a principal amount of $1,586,750 on August 1, 2000. The variable interest rate on this loan during the period from April 20, 2000 through September 30, 2000 was prime plus .25% or 9.75%. The second installment loan commitment was for $290,700 to fund approximately 50% of the acquisition costs of furniture, fixtures, and equipment related to the Card Club. The Company used current cash flow to fund the acquisition costs of these assets and elected to allow the commitment to expire in August 2000.

           The Company is required by statute to segregate purse funds received from wagering on simulcast races, live horse races and card playing for future payment as purses for live horse races at the Racetrack or other uses of Minnesota's horsepersons' association. Pursuant to an agreement with the Minnesota Horseman's Benevolent and Protective Association, Inc. ("MHBPA"), during the nine months ended September 30, 2000 and 1999, the Company transferred into a trust account or paid directly to the MHBPA approximately $4,467,000 and $3,800,000, respectively. At September 30, 2000, the MHPBA owed the Company $120,585 which it repaid with interest in October 2000.

           The Company believes that the funds to be generated from operations together with funds available under its $2,250,000 line of credit with Bremer Bank will be sufficient to satisfy its liquidity and capital resource requirements for the next twelve months.

OPERATING PLAN

           At September 30, 2000, the Company had completed its 60-day 2000 live race meet which featured both thoroughbred and quarter horse racing.

           The Company's operating plan for the Card Club is to continue to operate on a 24 / 7 basis. The Company is currently considering an expansion of the Card Club to the 50 tables authorized by statute. The Company has implemented various promotions in the Card Club since its opening on April 20, 2000 and continues to strive to blend its teleracing, live horse racing and card playing operations in its advertising and promotions.

            During the fourth quarter of 2000, the Company has installed a 17,400 square foot temporary structure referred to as the "Paddock Pavilion". The fully heated facility was constructed to accommodate trade shows, large corporate outings and small to mid-size conventions which may, or may not be, associated with horse racing or the Card Club. The Paddock Pavilion will allow the Company to maintain its special event business despite the reduction in square footage for these events due to construction of the Card Club.

FACTORS AFFECTING FUTURE PERFORMANCE

            From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, including this Form 10-QSB, the Company may make forward-looking statements concerning possible or anticipated future financial performance, business activities or plans which are typically preceded by the words "believes," "expects," "anticipates," "intends" or similar expressions. For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could cause actual performance, activities or plans to differ significantly from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: fluctuations in attendance at the Racetrack and Card Club, changes in the level of wagering by patrons on horse racing and on the unbanked card games offered at the Card Club, legislative and regulatory changes, the impact of wagering products and technologies introduced by competitors; upward pressure on salary and benefit expense due to the tight labor market; the general health of the gaming sector; higher than expected expense related to new marketing initiatives; and other factors discussed from time to time in the Company's filings with the Securities and Exchange Commission.

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

                               Canterbury Park Holding Corporation

November 10, 2000               /s/ Randall D. Sampson
                               -------------------------------------------------
                               Randall D. Sampson,
                               President, Chief Executive Officer and Treasurer

                                  EXHIBIT INDEX


Exhibit Number         Exhibit
--------------         -------
    27                 Financial Data Schedule
