Form 10KSB40
period 2000-12-31
CANTERBURY PARK HOLDING CORP
filed 2001-03-30
CIK 926761

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)
       |X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                      OR

        | |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Transition period from        to
                                               ------    -----

                        Commission File Number: 0-24554

                      CANTERBURY PARK HOLDING CORPORATION
--------------------------------------------------------------------------------
                (Name of small business issuer in its charter)

                 Minnesota                              41-1775532
     --------------------------------          ---------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The Company's operating revenues for its most recent fiscal year were $32,463,416.

On March 20, 2001, the Company had 3,480,332 shares of common stock, $.01 par value, outstanding.

The aggregate market value of the shares of voting stock held by non-affiliates of the Company (persons other than directors and officers) computed at the NASDAQ closing price of $6.625 per share on March 19, 2001 was approximately $10,173,423.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, to be held on June 7, 2001, is incorporated by reference into Part III of this Form 10-KSB.

                      CANTERBURY PARK HOLDING CORPORATION
                           FORM 10-KSB ANNUAL REPORT
                     FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                                              PAGE
                                    PART I

ITEM 1.        Description of Business.......................................................   3
ITEM 2.        Description of Property.......................................................  12
ITEM 3.        Legal Proceedings.............................................................  13
ITEM 4.        Submission of Matters to a Vote of Security Holders...........................  13

                                    PART II

ITEM 5.        Market for Common Equity and Related Stockholder Matters......................  14
ITEM 6.        Management's Discussion and Analysis of Financial Condition
                     and Results of Operations ..............................................  15
ITEM 7.        Financial Statements..........................................................  24
ITEM 8.        Changes In and Disagreements With Accountants on Accounting
                    and Financial Disclosure.................................................  39

                                   PART III

ITEM 9.        Directors, Executive Officers, Promoters and Control Persons; Compliance
                    With Section 16(a) of the Exchange Act...................................  39
ITEM 10.       Executive Compensation........................................................  39
ITEM 11.       Security Ownership of Certain Beneficial Owners and Management................  39
ITEM 12.       Certain Relationships and Related Transactions................................  39
ITEM 13.       Exhibits and Reports on Form 8-K..............................................  39

SIGNATURES ..................................................................................  40

EXHIBIT INDEX................................................................................  41

Item 1  DESCRIPTION OF BUSINESS

(a)     BUSINESS DEVELOPMENT

     Canterbury Park Holding Corporation (the "Company") hosts pari-mutuel wagering associated with live Thoroughbred and Quarter Horse racing at its facilities in Shakopee, Minnesota (the "Racetrack") and pari-mutuel wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack ("simulcasting"). Commencing on April 19, 2000, the Company began operations of its Card Club as discussed below. The Company also derives revenues from related services and activities, such as concessions, parking, admissions and programs, and from other entertainment events held at the Racetrack.

     The Company was incorporated under the laws of Minnesota on March 24, 1994 and acquired the Racetrack on March 29, 1994. On May 6, 1994 the Company commenced simulcasting operations, which now are generally conducted seven days per week. Beginning in May 1999, the Company began hosting annual live horse racing ("live meets") and related pari-mutuel wagering on a seasonal basis, generally from mid May to late August or early September.

     On April 19, 2000, the Company opened its Canterbury Card Club (the "Card Club"). At the Card Club patrons compete against each other in various unbanked card games. The Card Club operates under the authority of legislation adopted in May 1999 by the Minnesota legislature (the "Card Club Legislation") and is regulated by the Minnesota Racing Commission. Under the Card Club Legislation, the Company is authorized to host up to 50 tables where card games are played and receives a percentage of the wagers or a fee from the players as its revenue for providing the facility and services. The Card Club Legislation also specifies that the Racetrack's purse fund and the State of Minnesota Breeders' Fund receive a total of 10% to 14% of the gross revenue generated by the Card Club. The initial operations of the Card Club have been favorable and enabled the Racetrack to increase purse amounts during the 2000 live race meet.

(b)     BUSINESS OF ISSUER

(i)     CARD CLUB AND RACING OPERATIONS

     The Company's racing operations consist of year-round pari-mutuel wagering on simulcast horse races ("simulcasting") and live meets held on a seasonal basis beginning in May and concluding in late August or early September. Thoroughbred and Quarter Horse racing is conducted during the live meet. The Company also conducted three-day live harness racing meets in 1997 and 1998, and plans to offer two days of live harness racing in September 2001.

       CARD CLUB.

     The Card Club commenced operations on April 19, 2000. It is open 24 hours per day, seven days per week, offering two types of unbanked card games: poker games and table games.

     Poker games, including Texas Hold `Em, 7-Card Stud and Omaha, with table limits ranging between $2 and $30, are offered on a maximum of 33 tables currently available in the poker room. These games are "unbanked", which refers to a wagering system or game where the individual participants compete against each other and not against the house. In an unbanked system or game, the sponsor is allowed to deduct a percentage from the accumulated wagers and impose other charges for hosting the activity, but does not have an interest in the outcome of a game. The sponsor may add additional prizes, awards, or money to any game for promotional purposes. In the Canterbury Card Club, a dealer, employed by the Company, regulates the play of the game at each table and deals the cards, but does not participate in play. The Company collects a "rake" of 10% of each addition to the "pot", up to a maximum of $4.00 or $4.50 per hand, depending on the game, as its collection revenue. In addition, poker games offer progressive jackpots for most games. In order to fund the jackpot pool, the dealer withholds $1.00 from each final pot which exceeds the minimum of $15. In poker, the progressive jackpot is won if one player, holding a hand of Aces over Tens or better, is beaten by a better poker hand. The player with the Aces over Tens or better is referred to as having a "bad beat" hand and receives 60% of the progressive jackpot amount. The player who won the poker hand, receives 20% of the progressive jackpot amount, and the balance of the jackpot amount is divided evenly among the remaining players at the table.

     Table games are offered currently at 10 tables. Table games include Pai Gow Poker, Minnesota 21 (a version of blackjack), Super Pan Nine, Caribbean Stud and Let-It-Ride. Table games are played using a "player pool" system. "Player pool" means a wagering system or game where wagers lost in a number of card games may be accumulated into a pool for purposes of enhancing the total amount paid back to players in any other card game. In such instances, the sponsor may only serve as custodian of the player pool and may not have an active interest in any card game. In the table games area of the Card Club, the amount that the dealer "wins" or "loses" during the course of play is accumulated in a "Player Pool" to be used to repay players in the form of promotions, giveaways, prizes or by other means. The Company takes a "rake" of $.50 to $1.00 per wager, depending on the game, for the Company's collection revenue. The only table game to offer a progressive jackpot is Caribbean Stud. The player has the option of playing the jackpot, and has the opportunity to win some, or all, of the jackpot amount depending upon his hand.

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

     Under applicable provisions of federal and state law, the Racetrack must obtain the consent of the state's regulatory authority, and the organization which represents the majority of the owners and trainers of the horses who race at the Racetrack, with respect to simulcast operations both as a host and guest track. In Minnesota such consent must be obtained from the Minnesota Horsemen's Benevolent and Protective Association (the "MHBPA") and the Minnesota Racing Commission.

     LIVE RACING.

     The Company conducts live horse racing at its facility generally from May until late August or early September each year. The Company raced 60 days in the year 2000, beginning May 20th and ending September 4th, consisting of 34 days of mixed Thoroughbred and Quarter Horse racing and 26 days of Thoroughbred only racing. In 2001 the Racetrack will conduct 63 live race days, beginning May 18th and concluding September 23rd. The race meet will include 31 days of mixed Thoroughbred and Quarterhorse racing, 30 days of Thoroughbred only racing, and 2 days of live harness racing.

     Currently, Minnesota law requires the Racetrack to schedule a minimum of 125 days of live racing annually, unless the Minnesota Horsemen's Benevolent and Protective Association (the "MHBPA") agrees to a lesser number of live racing days. Since 1995, the MHBPA has agreed to waive the 125-day requirement and allow the Company to run a minimum of 50 days of live racing each year. After 2001, no assurance can be given that the MHBPA will agree to a shorter live meet than the 125-day statutory minimum. If the MHBPA does not agree to a live meet shorter than 125 days, the Company's operations could be adversely impacted by a decrease in the daily purses and potential reduction in quality of horses, attendance and overall handle, as well as increased operating expenses.

(ii)    SPECIAL EVENTS

     While pari-mutuel horse racing is the Company's principal business, the Company's facilities are capable of being used for multiple purposes. In an effort to more fully utilize the property and to generate additional revenues, the Company has, in each year of its operations, expanded the use of the grandstand, grounds and parking lot for special events and rentals.

     From 1996 through 2000, a number of non-horseracing events were held, including snowmobile races, major arts and crafts shows, trade shows, concerts, motorcycle races, fund raisers, automobile shows and competitions and private parties. Lilith Fair, an outdoor music event, came to Canterbury Park in August for three consecutive years: 1997, 1998 and 1999, each year drawing approximately 30,000 people to the Racetrack. The Company also conducted two additional major concerts each September in 1998 through 2000.

     In 2000, the facility hosted a snowmobile race weekend and a number of trade shows. Canterbury Park maintains a reputation as one of the premier snowmobile racing venues in the world. However, due to the construction and commencement of the Card Club operation in the year 2000, the available square footage for special events occurring within the grandstand facility was reduced. As a result, the Company experienced a reduction in the number and size of these types of events and a corresponding reduction in special event revenues in 2000. In October 2000, the Company invested in a semi-permanent structure, which attaches to the main entrance of the grandstand, referred to as the "Pavilion". The Pavilion has approximately 18,000 square feet and will allow the Company to continue to market itself as a venue for large indoor entertainment events.

(iii)   SOURCES OF REVENUE

        GENERAL.

     The Company's revenues in the year 2000 were principally derived from pari-mutuel wagering and Card Club operations.

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

     The following table sets forth the percentage distribution of each dollar wagered on live races at the Racetrack, as established by the Racing Act, and the Racetrack's retainage:

                                                                              LIVE RACING
                                                                 STRAIGHT                     EXOTIC

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

(2) The current pari-mutuel tax structure exempts the first $12 million of takeout during a statutorily mandated twelve-month period. The total pari-mutuel tax liability for a twelve-month period will depend upon the total takeout during that period.

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

     The following table sets forth the approximate percentage distribution of each dollar wagered for races simulcast at the Racetrack and the Racetrack's retainage:

                                                              DURING RACING SEASON
                                                              --------------------

                                                                          Not Concurrent
                                                 Concurrent with               with                      Outside of
                                                  LIVE CARD                  LIVE CARD                  RACING SEASON
                                             ------------------         -----------------            ------------------
Returned to Winning Patrons (1)                     80.50%                     80.50%                      80.50%

     Minnesota Breeders' Fund                 1.00%                      1.10%                       1.10%
     Minnesota Pari-Mutuel Taxes (2)           .19                        .19                         .19
     Purse (3)                                8.40                       7.39                        1.70
     Host Track Fees (4)                      3.50                       3.50                        3.50
     Racetrack Retainage (3)                  6.41                       7.32                       13.01
Total Takeout                                       19.50                      19.50                       19.50
                                            ------------------          -----------------           ------------------
Total Handle                                       100.00%                    100.00%                     100.00%
                                            ==================          =================           ==================


(1) This amount will depend upon the takeout at the host racetrack. This percentage will be determined by local and state law applicable to the host track, and ranges from 75.0% to 85.0%.

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

     CARD CLUB OPERATIONS

     As discussed above under "Business of Issuer", the Company began receiving revenues from its Card Club operation on April 19, 2000. The Company currently receives collection revenue from 33 poker tables and 10 tables offering table games. Under Minnesota law, the Company is required to pay 10% of the first $6 million of gross Card Club revenues as purse monies. After meeting the $6,000,000 threshold, the Company must pay 14% of gross Card Club revenues as purse monies. Of funds allocated for purses, the Company pays 10% of the purse monies to the State of Minnesota Breeders' Fund. The remaining 90% of the purse monies is divided between thoroughbred (90%), quarter horse (9%) and standard bred (1%) purse funds

     OTHER REVENUES

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

     The Company also competes with other forms of entertainment in the Minneapolis-Saint Paul metropolitan area, including a wide range of live and televised professional and collegiate sporting events. Finally, live horse racing competes with a wide variety of summer attractions, including amusements parks, sporting events and other local activities.

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

(v)     MARKETING

     The Company's primary market is the seven-county Minneapolis-Saint Paul metropolitan area. Current demographic information indicates that approximately 2 million adults, age 21 and older, reside within a 50 mile radius of Shakopee Minnesota. This information does not include adults, ages 18 to 20 years of age, which are also patrons of the Racetrack.

     To support its pari-mutuel horse racing and Card Club businesses, the Company maintains year-round marketing efforts which are focused on maintaining the loyalty of live and simulcast patrons and attracting new racing and Card Club customers. The Company plans substantial marketing of the Card Club using newspapers, television, the internet, other print media, radio and direct mail once the remodeling is completed in early May

2001. The Company plans to combine its marketing efforts on communicating the excitement of wagering on horse racing with card playing. In addition to its regular advertising program, the Company conducts numerous special promotions and handicapping contests to increase simulcast patronage, and is implementing a player rewards program in March of 2001.

     The 2000, combined card club and live racing advertising campaigns utilized print, radio and television advertising to highlight the attractive, park-like atmosphere of Canterbury Park, promoting activities for the entire family, as well as the fun and excitement of live horse racing and card playing. In addition, the development of a customer database enabled the Company to increasingly utilize direct mail advertising since 1997.

     Because wagering on horse racing and playing poker card games and table card games are more complex than many other forms of gaming, such as slot machines or the various lottery products, the Company continues to develop and conduct various educational programs, such as complimentary poker and table game lessons, tours of the Racetrack, wagering classes and contests that it believes will make the sport of horse racing and pari-mutuel wagering and card playing more understandable to the general public.

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

     The Racing Commission issued a Class B License to the Company on April 27, 1994. The Class B License allows the Company to sponsor and manage horse racing on which pari-mutuel wagering is conducted at its Class A licensed racetrack and on other horse races run at out-of-state locations as authorized by the Racing Commission. The Class B License is renewable each year by the Racing Commission after a public hearing (if required by the Racing Commission). The Company's Class B License was renewed for the 2001 season in December 2000. The fee for a Class B License is $100 for each assigned race day on which live racing is actually conducted and $50 for each day on which simulcasting is authorized and actually takes place.

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

     CARD CLUB REGULATION.

     The Racing Commission is authorized by law to regulate Card Club operations. The law required that the Company submit a plan of operation for card playing activities to the Racing Commission prior to receiving its Class B license to operate the Card Club. The operating plan received final approval and the Class B license was granted on January 19, 2000. The law required that the Company reimburse the Minnesota Racing Commission for it's actual costs, including personnel costs, of regulating the Card Club.

     LOCAL REGULATION.

     The Company's operations are subject to state and local laws, regulations, ordinances and other provisions affecting zoning and other matters which may have the effect of restricting the uses to which the Company's land and other assets may be used. Also, any development of the Racetrack site will, among other things, be subject to applicable zoning ordinances and require approval by the City of Shakopee and other authorities and there can be no assurance such approvals will be obtained.

(vii)   EMPLOYEES

     At March 20, 2000, the Company had approximately 340 full-time employees and 470 part-time employees. On a seasonal basis the Company adds approximately 120 full-time and 450 part-time employees for live racing operations from early May until early September. The Company's management believes its employee relations are good.

(viii)  EXECUTIVE OFFICERS

     The executive officers of the Company, their ages and their positions with the Company are as follows:

NAME                                AGE              POSITION WITH COMPANY
----                                ---              ---------------------

Randall D. Sampson                  42               President, Chief Financial Officer, and
                                                     General Manager

Michael J. Garin                    45               Vice President of Hospitality

John R. Harty                       56               Vice President of Marketing

Mark A. Erickson                    44               Vice President of Facilities

Deborah D. Giardina                 48               Vice President of Card Club Operations

-------------------

     Randall D. Sampson has been President and Chief Financial Officer since the formation of the Company in March 1994 and General Manager since September 1995. He also serves as a director of the Thoroughbred Racing Association of North America and Communications Systems, Inc. Mr. Sampson is the son of Curtis A. Sampson, the Company's Chairman of the Board who is a holder of approximately 31% of the Company's common stock.

     Michael J. Garin has been Vice President of Hospitality since May of 1997. He had served as President of Canterbury Park Concessions, Inc. since April of 1994.

     John R. Harty was hired as Vice President of Marketing in February 2000. John served as Vice President of Sales and Marketing for Kim and Sun Hosiery in Philadelphia prior to joining Canterbury Park. He was employed by Sun Hockey as its President from 1997 until 1998, and Vice President of Sales and Marketing from 1992 through 1996.

     Mark A. Erickson has served as Vice President of Facilities since May 1997. He was the Director of Facilities from April 1994 until April 1997.

     Deborah D. Giardina joined the Company in November 1999 as Vice President of Card Club Operations. From June 1995 until November 1999 Deborah was the Poker Room Manager for Grand Casino Coushatta in Kinder, Louisiana.

ITEM 2.  DESCRIPTION OF PROPERTY

     GENERAL.

     The facility, which is operated under the name "Canterbury Park Racetrack and Card Club," is a modern facility, generally comparable to other major racetracks located throughout the country. The Racetrack has a patron capacity of approximately 10,000 within an enclosed grandstand, and a maximum patron capacity of over 30,000 including the outside areas around the grandstand. The grandstand and most public outdoor areas contain numerous pari-mutuel windows, odds information boards, video monitors, concessions stands and other amenities. The audio/visual system includes over 600 television monitors with most areas providing multi-screen viewing of the races.

     The facility is located approximately 25 miles southwest of downtown Minneapolis. The area immediately surrounding the Racetrack consists primarily of a partially developed industrial park and farm land. However, the Racetrack is in reasonable proximity to a number of major entertainment destinations including: Valleyfair, an amusement park about two miles from the Racetrack which annually attracts approximately 1.3 million visitors during the spring and summer; the Renaissance Festival, a seven-weekend late summer attraction attracting approximately 340,000 visitors, located about five miles from the Racetrack; and Mystic Lake Casino, located about three miles from the Racetrack, which draws approximately 5.2 million patrons annually. Approximately 20 miles from the Racetrack is the Mall of America, the largest enclosed shopping mall in the United States, which attracts approximately 42.5 million visitors per year.

     RACING SURFACES.

     The racing surfaces consist of a one-mile oval dirt/limestone track and a 7/8 mile oval turf course. The dirt track includes a mile and one-quarter front stretch chute, a 6-1/2 furlong backstretch chute and a quarter horse chute, and is lighted for night racing.

     GRANDSTAND.

     The grandstand is a modern, air-conditioned, enclosed structure of approximately 275,000 square feet with a variety of facilities on six levels. The Lower Level contains space for support functions such as jockey quarters, administrative offices, Racing Commission offices, the mutuels department, concession and maintenance offices, first aid, mechanical and electrical rooms. The Track Level includes mutuels windows, restrooms, a variety of concession stands and other services. The Card Club currently occupies 15,828 square feet of track level. The Card Club will increase to 27,000 square feet upon completion of the expansion currently underway. The Mezzanine Level contains 1,320 fixed seats in a glass-enclosed, air-conditioned area and an additional 3,000 seats located outside. In addition to the seats, the Mezzanine Level contains mutuel windows, restrooms, concession stands and other guest facilities. A portion of the mezzanine level is currently being converted into a simulcast center to be used during live racing, and for banquets and other events during the off-season. The Kitchen Level is an intermediate level located between the Mezzanine and Clubhouse floors; it contains a full-service kitchen which can support a full dining menu for the track-side dining terraces on the Clubhouse Level and to prepare food for the other concession areas. The Clubhouse Level is a multi-purpose area serving as a simulcast center during wagering sessions on televised races, as well as a full-service dining area during the live racing season. The Clubhouse Level includes 325 trackside tables, each equipped with a television set, with a total seating capacity of 1,200 patrons and an additional 1,000 seats are located in lounges located throughout the area. An additional feature of the Clubhouse Level is a special club area, which includes 225 dining seats, a party room and a large bar and lounge. The Press Box/Officials' Level is located in the roof trusses over the Clubhouse and contains work areas for the press, racing officials, closed-circuit television, photo-finish and the track announcer. In addition, the grandstand was structurally built to accommodate skyboxes under the Press Box/Officials' Level, although none have yet been constructed. Escalators and elevators are available to move patrons among the various levels within the grandstand.

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

     OTHER PROPERTIES.

     Approximately 80 acres of the 355 acres owned by the Company are not necessary for current operations. This property, adjacent to the Racetrack, is undeveloped and could be sold in whole or in part, depending upon future opportunities. The 355 acres includes 30 acres of undeveloped land adjacent to Canterbury Park which was purchased on August 18, 1997 for investment or future development. The Company regularly evaluates other business activities and development opportunities that would maximize the use of the real estate surrounding the Racetrack and which would complement the Company's primary business of horse racing.

ITEM 3.  LEGAL PROCEEDINGS

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)     MARKET INFORMATION

     The Company's Common Stock is traded on the NASDAQ Stock Market under the symbol TRAK. The table set forth below indicates the high and low trade prices for the Common Stock for the years ended December 31, 2000 and 1999. These prices indicate interdealer prices without retail markup, markdowns or commissions.

                                              2000                                     1999
                                  ------------------------------          -------------------------------
                                     High                Low                High                 Low
                                  ------------         ---------          ----------          -----------

COMMON STOCK

First Quarter                     $ 8 1/2              $ 5 1/16           $ 7 3/4             $ 4 1/8
Second Quarter                      11 15/16             6 9/16             6 1/4               3 1/2
Third Quarter                       9 3/8                7 1/2              5 1/2               4 11/16
Fourth Quarter                      8 3/8                7                  6 1/8               4 7/8


(b)     HOLDERS

     At March 19, 2001, the Company had approximately 481 holders of record of its common stock. In addition, on that date a depository company held approximately 1,646,000 shares as nominees for an estimated 1,400 beneficial holders.

(c)     DIVIDENDS

     The Company has not paid any dividends on its common stock and does not anticipate paying any in the foreseeable future. The Company's current loan arrangements with a commercial bank prohibit the payment of dividends without the bank's consent.

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

     Canterbury Park Holding Corporation (the "Company") owns and operates Canterbury Park Racetrack and Card Club in Shakopee, Minnesota. The business of the Company includes pari-mutuel horse racing, unbanked card games, facility rental for special events and vehicle storage, and food and beverage operations. The company's revenues for the twelve months ended December 31, 2000 were derived primarily from Card Club revenues and pari-mutuel take-out on live races and races simulcast year-round to Canterbury Park from racetracks throughout the country. The Company's revenues for the twelve months ended December 31, 1999 were derived primarily from pari-mutuel activities.

     The Racetrack is the only pari-mutuel horse racing facility in the State of Minnesota. The Racetrack earns revenues from pari-mutuel take-out on live races and races simulcast year-round to Canterbury Park from racetracks throughout the country. The Company earned pari-mutuel take-out during live race meets featuring thoroughbred and quarter horse racing. In 2000 the Company conducted 365 days of simulcast racing, including 60 days of live racing. In 1999 the Company conducted 364 days of simulcast racing including 56 days of live racing. The live race meets in 2000 and 1999 commenced in the month of May and concluded in September of 2000 and August of 1999, respectively. During live race meets, the Company televises its races to out-of-state racetracks around the country and the Company earns additional pari-mutuel revenue on wagers placed at the out-of-state racetracks.

     The Canterbury Card Club (the "Card Club") is the only facility in the State of Minnesota given the legislative authority to host unbanked card games in which players compete against each other and not against the house. The Company receives a percentage of the wagers or a fee from the players as compensation for providing the Card Club facility and services. Card Club operations commenced on April 19, 2000 and contributed significantly to revenues in the second, third and fourth quarter of fiscal year 2000. The Card Club is open twenty-four hours a day, seven days a week.

     In addition to pari-mutuel and card club revenues, the Company generates revenues from concession sales, admissions, parking, publication sales, special events, facility rental, advertising and other sources.

     The Minnesota Racing Commission is authorized by Minnesota law to regulate Card Club and horse racing operations. The law requires that up to 14% of the gross revenue generated by the Card Club be paid to the Racetrack's purse fund and the State of Minnesota Breeders' Fund. The Card Club's operating plan was approved by the Minnesota Racing Commission on January 19, 2000. The Company hired a vice president of operations for the Card Club in November 1999 and hired management and supervisory personnel for the Card Club throughout 2000. The Company conducted an eight-week training school for card dealers which commenced in late January 2000. The 15,828 square foot Card Club, constructed within the Racetrack grandstand facility, was completed on schedule in mid-April 2000. Expenditures related to the construction of the Card Club and enhancements to the facility were approximately $2.3 million. The Company entered into a lending agreement with Bremer Bank to provide term financing for approximately 75% of the total estimated costs of construction. The loan, with an initial principal balance of approximately $1,587,000, was paid off in December 2000. Expenditures related to the acquisition of furniture, fixtures, equipment and supplies were approximately $700,000 and were funded with current cash flows. In March 2001, the Company began construction of an expansion of the Card Club to allow for the maximum number of 50 tables allowed by Minnesota law. The Company currently utilizes 41 tables. The expansion is expected to be completed on May 1, 2001. The estimated total cost for construction and related furniture, fixtures and equipment of $1,000,000 will be funded with current cash flows.

     In the twelve months ended December 31, 2000 the Card Club operation generated net income of approximately $549,000 after incurring significant non-recurring expenses related to the startup of the Card Club. These non-recurring expenses included the development of the comprehensive operating and marketing plans, recruiting and training of Card Club management, dealers and other personnel, and development of security, surveillance and other internal control systems required to safeguard the public and Card Club assets.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND
DECEMBER 31, 1999


     Total operating revenues for the year ended December 31, 2000 were $32.5 million, an increase of $12.2 million or 59.7% compared to total operating revenues of $20.3 million for the year ended December 31, 1999. Pari-mutuel revenues increased 1.1% in fiscal year 2000 compared to fiscal year 1999 and concession revenues increased 24.1%. The increase in concession revenues is due primarily to sales of food and beverage in the Card Club. Concession revenues also increased due to four additional live racing days in 2000. Discussions of the changes in card club and pari-mutuel revenues follow.

     Total Card Club revenues were approximately $11.3 million for the period from April 19, 2000 to December 31, 2000. The Company receives a percentage of the wagers or a fee from the players as compensation for providing the Card Club facility and services, referred to as the "collection revenue", which totaled $11.0 million in 2000. In addition, the Company is authorized by law to retain a specified percentage of the jackpot fund collections as reimbursement for administrative costs of maintaining the jackpot funds. The card club also charges enrollment fees for dealer training school and collects entry fees for card club tournaments.

     The Card Club is divided into two areas, the table games area (referred to as the "California Room") and the poker game area. The average daily collection amount per game is dependent upon the number of tables utilized to offer the game. Patron demand determines the number of tables to be used for a specific game. At December 31, 2000, there were a total of 10 tables in the California room. One table is dedicated to Caribbean Stud and one table is dedicated to Let It Ride. There were 33 poker tables at December 31, 2000. The expansion of the Card Club to the maximum 50 tables allowed by law, will increase the availability of tables used for California games to 17. The remaining 33 tables will be dedicated to poker games.

     The following table summarizes Card Club collection revenue for the year ended December 31, 2000.

SUMMARY OF CARD CLUB COLLECTION REVENUE DATA:

--------------------------------------------------------------------------------------
                                       Revenue Year       Number of          Average
                                          Ended           Days Game       Revenue Per
CARD CLUB GAME                          12/31/00           Offered             Day
------------------------------------ ----------------- ---------------- ---------------

POKER GAMES

     Hold `Em                            $4,367,000             255          $17,100
     7 Card Stud                          2,680,000             255           10,500
     Omaha                                  482,000             255            1,900
                                     -----------------                  ---------------
               Total Poker Games          7,529,000                           29,500
                                     -----------------                  ---------------
TABLE GAMES

     Pai Gow Poker                        1,633,000             255              6,400
     MN 21 (blackjack)                      801,000             255              3,100
     Super Pan Nine                         680,000             255              2,700
     Let It Ride                            314,000             111              2,800
     Caribbean Stud                          76,000              43              1,800
                                     -----------------                  ---------------
               Total Table Games          3,504,000                             17,000
                                     -----------------                  ---------------
                         Total          $11,033,000             255            $43,000
                                     ================= ================ ===============

     The average daily revenue figures in the table above reflect the fact that upon the card club's opening, the club operated at or near capacity for several months, referred to as its "honeymoon period". The honeymoon period coincided with the Racetrack's live race meet, which ran from May until early September in 2000. While the average daily revenue for the Card Club has decreased to approximately $40,000 overall during the fourth quarter, the Company anticipates that card club revenue will generally increase during the Racetrack's live race meet.

     The following table summarizes pari-mutuel operating data for the years ended December 31, 2000 and 1999:

SUMMARY OF PARI-MUTUEL OPERATING DATA:

                                                                        2000                            1999
                                                                ----------------------         -----------------------
       RACING DAYS
            Simulcast only days                                              305                            308
            Live and simulcast days                                           60                             56
                                                                ----------------------         -----------------------
                                      TOTAL RACING DAYS                      365                            364

       ATTENDANCE

            Simulcast only days                                          127,000                        133,000
            Live and simulcast days                                      233,000                        209,000
                                                                ----------------------         -----------------------
                                      TOTAL ATTENDANCE                   360,000                        342,000

       ON-TRACK HANDLE

            Simulcast only days                                 $     44,102,000               $     45,549,000
            Live and simulcast days
                Live racing                                           15,673,000                     13,898,000
                Simulcast racing                                      13,154,000                     12,779,000
       OUT-OF-STATE LIVE HANDLE                                        9,647,000                     10,427,000
                                                                ----------------------         -----------------------
                                      TOTAL HANDLE              $     82,576,000               $     82,653,000

       AVERAGE DAILY ATTENDANCE

            Simulcast only days                                              416                            432
            Live and simulcast days                                        3,883                          3,732

       ON-TRACK PER CAPITA WAGERING

            Simulcast only days                                 $            347               $            342
            Live and simulcast days                                          124                            128

       ON-TRACK AVERAGE DAILY HANDLE

            Simulcast only days                                 $        145,000               $        148,000
            Live and simulcast days                                      480,000                        476,000


     Total pari-mutuel revenues increased 1.1% to approximately $15,609,000 in 2000 from $15,438,000 in 1999. Total attendance for live and simulcast racing increased by 5.3% to 360,000 during the twelve months ended December 31, 2000, from 342,000 during the twelve months ended December 31, 1999. Total on-track handle increased approximately 1.0% to $72,929,000 in 2000 from $72,226,000 in 1999. However, the total on-track per capita wager for fiscal year 2000 was down 3.8% to $203 from $211 for fiscal year 1999. Handle wagered at out-of-state locations decreased 7.5% or $780,000 compared to 1999. Handle wagered by out-of-state locations on the Claiming Crown races on August 6, 2000 was $1.4 million, unchanged from out-of-state wagering on the 1999 Claiming Crown races.

     Pari-mutuel revenues related to simulcast racing decreased 1.1% to $11,722,000 in 2000 from $11,858,000 in 1999. This change was consistent with the change in total simulcast handle, which decreased to $57,256,000 in 2000, down from $58,328,000 in 1999.

     On-track wagering on live races at the Racetrack increased by $1,775,000, or 12.8%, to $15,673,000 in 2000 from $13,898,000 in 1999, causing pari-mutuel revenue related to live racing to increase by 13.4% to $3,304,000 in 2000 from $2,913,000 in 1999. This increase is primarily due to an increase in the number of live race days to 60 from 56 in 1999. An increase of 4.0% in average daily attendance in 2000 compared to 1999 on days when both simulcast and live racing were conducted resulted in an increase in average daily handle of $4,075 or 0.9%.

     Pari-mutuel revenue from simulcasting the Racetrack's live races to out-of-state locations totalled approximately $253,000 in 2000 compared to $280,000 in 1999. The Racetrack receives amounts ranging from 2.50% to 3.00% of amounts wagered at out-of-state racetracks as a "guest fee". The decrease in revenues is attributable to the decrease in out-of-state handle as discussed above.

     Revenues recognized on proceeds from winning pari-mutuel tickets which were not presented for payment within one year of the end of the respective race meets decreased to approximately $330,000 in 2000 compared to $387,000 in 1999.

     Other operating revenue decreased $38,000 or 5.0% to $734,000 in fiscal year 2000. This decrease was primarily related to reduced revenues from space rental for special events, which decreased from approximately $320,000 in 1999 to $166,000 in 2000. This decrease was due partly to the end of the Lilith Fair Tour in 1999 and to a reduction of the number of events in 2000 due to the construction of the Card Club during the first and second quarters of 2000. The construction of the Card Club on track level of the grandstand reduced the available square footage for indoor events by approximately 16,000 square feet. The Company invested in a semi-permanent structure in October of 2000, which added 18,000 square feet to the facility to accommodate larger indoor events. Increases in advertising revenues, check cashing and ATM fees, and miscellaneous revenue from the Card Club partially offset the decrease in space rental revenues from special events. Revenue from leasing unused areas of the Racetrack for vehicle storage decreased slightly to approximately $278,000 in 2000, compared to $296,000 in 1999.

     Total operating expenses increased approximately $11,203,000 or 56.7% to $30,969,000 in 2000, from $19,766,000 in 1999. The increase in operating expenses for the comparative twelve-month period is primarily due to the non-recurring pre-opening costs of the Card club incurred in the first and second quarters of 2000, and the ongoing costs of operating the Card Club subsequent to the opening on April 19, 2000. Total operating expenses of the Card Club, including allocations for shared personnel, and other services, were approximately $10,277,000 for the twelve months ended December 31, 2000.

     Minnesota law requires the Company to allocate a portion of funds received from betting in the Card Club and wagering on simulcast and live horse races for future payment as purses for live horse races or other uses of Minnesota's horsepersons' associations. This purse expense is one of the Company's largest single expense items.

     Pari-mutuel expenses increased 16.26% or approximately $1,185,000 for the year ended December 31, 2000 compared to the year ended December 31, 1999. The increase was due primarily to the purse expense attributable to the Card Club operation. Total purse expense for the Card Club for the period April 19, 2000 through December 31, 2000 was $1,305,000. Under Minnesota law, the Company is required to pay 10% of the first $6 million of gross Card Club revenues as purse monies. After meeting the $6,000,000 threshold, the Company must pay 14% of gross Card Club revenues as purse monies. The Company estimates for each year, an estimated annual effective rate for purse monies, which is applied to gross Card Club revenue throughout the year. Of funds allocated for purses, the Company pays 10% of the purse monies to the State of Minnesota Breeders' Fund. The remaining 90% of the purse monies is divided between thoroughbred (90%), quarter horse (9%) and standard bred (1%) purse funds

     The minimum percentage required by law to be set aside for purses from simulcasting varies substantially depending on the time of year the simulcasting is conducted. For the 25-week period beginning in early May, which is the statutorily established "Racing Season," 50% of net pari-mutuel revenue, before deducting for purses, is allocated to a fund for the payment of purses during the live meet. For the remaining 27 weeks of the racing year, November through April, funds accumulate at the rate of 25% of net pari-mutuel revenue, before deducting for purses, but after deducting an 8% expense factor. Pari-mutuel purse expense as a percentage of the Company's pari-mutuel commission and breakage revenues decreased to 28.4% in 2000, compared to 29.6% in 1999 due to a reduction in the purse guarantee related to the Claiming Crown races. The purse guarantee was $162,000 in 2000, compared to $280,000 in 1999. Excluding the Claiming Crown purse guarantee, the 2000 purse expense percentage was 27.3%, compared to a purse expense percentage of 27.7% for 1999.

     As stated above, the Company incurred incremental pari-mutuel purse expense due to Claiming Crown purse guarantees of $162,000 and $280,000 for the years 2000 and 1999, respectively. These amounts are included in pari-mutuel statutory purse expense in the statements of operations. While the Company anticipated that the full amounts incurred for purses and other costs to organize and promote this national event would not be recovered fully through pari-mutuel and other revenues in its inaugural year, management had hoped to profit from the event in subsequent years. The reduction in the purse guarantee payment by the Company in 2000 is encouraging and management is hopeful that a further reduction will be experienced in 2001. The Racetrack is the scheduled site of the Claiming Crown this year and a total of four of the next eight years the event is held.

     Amounts paid to the Minnesota Breeders' Fund for simulcast and live horse-racing are a function of on-track handle and the increase to $783,000 in 2000 compared to $773,000 in 1999 is attributable to and consistent with the increase in total on-track handle. The Company also paid $131,000 to the Breeders Fund related to Card Club operations.

     Host track fees remained steady at 3.43% of simulcast handle in 2000 compared to 3.42% in 1999. The host fee is calculated as a percentage of monies wagered on out-of-state racetracks (generally 2.50% to 4.50%) and is negotiated with each host track. While the average fee rate remained steady, the Company benefited by entering into a Hub Services Agreement with certain racetracks in Chicago Illinois (the "Chicago Hub") in February 1999. This agreement benefits the Racetrack by reducing simulcasting related expenses such as data transmission costs and tote fees.

     Salary and benefit expenses increased by $7.1 million or 142.3% for the twelve months ended December 31, 2000 compared to the twelve months ended December 31, 1999. The commencement of Card club operations on April 19, 2000 was the primary reason for the significant increase in labor costs. The Card Club salary and benefit expenses for the year 2000 were approximately $5.9 million. The Card Club operates seven days a week, 24 hours a day. The Company also incurred labor costs preceding the opening of the Card Club in order to establish and implement operating policies, procedures and internal controls and to hire and train over 300 employees of the Card Club. Employees were hired to fill positions for dealers, cage cashiers, security officers, surveillance, chip count, administrative and floor managers and supervisors. In addition, the Company added numerous personnel to financial, administration, marketing, plant and other support areas to adequately handle the increased volume of employees and revenue generating activities. In addition, the Company experienced a significant increase in its health insurance rates effective May 1, 2000. This rate increase, coupled with 300 additional employees, and partially offset by an increase in the employee reimbursement rate, resulted in a net increase in costs for employee health insurance in 2000 of $429,000 compared to 1999. Because numerous new employees hired were not eligible for participation in health benefits until the third quarter of 2000, an increase in these employee health benefits is expected to continue into the year 2001. During 2000 the Company changed its vacation policy to a Personal Time Off (PTO) program, which also contributed to the increase in salaries and benefits expense in 2000. The Company extended the length of its live race meet from 56 days in 1999 to 60 days in 2000, increasing salaries related to the live racing operations in 2000 compared to the same periods in 1999.

     Depreciation and amortization expense increased 17.1% in 2000 compared to 1999. The increase was primarily attributable to building improvements and capital assets acquired for the Card Club during the year 2000.

     Repairs, maintenance and supply costs increased approximately $524,000 or 74.1% for the twelve month period ended December 31, 2000 compared to December 31, 1999 primarily due to commencement of the 24 / 7 operations of the Card Club. The Card Club repair, maintenance and supply costs were $338,000 for the twelve months ended December 31, 2000. The Company made significant repairs to the patron parking lots to accommodate the incremental traffic for the Card Club and to other major building systems and equipment, including elevators, electrical, heating and air flow systems. Because the Card Club relies significantly upon these building systems due to its 24 / 7 operations, it is allocated a pro-rata portion of these repair and maintenance expenses. In addition, the Card Club makes significant purchases for decks of cards, radios, uniforms, printed materials and other supplies.

     Real estate tax expense was approximately $261,000 in 2000 compared to approximately $231,000 in 1999. The Company estimates and accrues property tax expense each year for taxes due and payable the following year, based on estimates received from the taxing authorities. Actual property tax payments were approximately $261,000 in 2000 compared to approximately $293,000 in 1999.

     Advertising and marketing expenses increased in 2000 compared to 1999 primarily due to expenditures related to the opening of the Card Club. The Company experienced increased costs for the production and broadcast of television advertising to promote the Card Club and live racing. The Company also hosted its Card Club Grand Opening in June of 2000. In addition, the Company incurred expenses related to the design and production of a new business logo. Advertising and marketing costs for the Card Club were approximately $614,000 for the year ended December 31, 2000.

     Utility costs increased approximately $275,000 or 37.7% for the twelve-month period ended December 31, 2000 compared to the twelve-month period ended December 31, 1999. The Card Club is a continuous, 24-hour a day operation. Beginning in April 2000, it became necessary to sustain lighting, cooling and heating of the building, and to light and monitor parking lots, on a 24-hour basis, which increased utility costs of all types.

     Other operating expenses include personnel costs, professional fees, equipment rent, contracted services and other expenses. These expenses increased approximately $816,000 or 35.5% in 2000, compared to 1999. Approximately $609,000 of the increase was directly attributable to Card Club operations. The remaining increase was primarily attributable to live racing operations. The number of live race days increased to 60 days in 2000, from 56 days in 1999. This increase in number of days, along with an increase in rates paid to the Minnesota Racing Commission for reimbursement for stewards, veterinarians and drug testing costs, along with increased costs for ambulance services and manure removal, resulted in an increase in contracted services related to live racing of approximately $100,000 compared to 1999.

     Interest expense for the twelve months ended December 31, 2000 increased to approximately $126,000 from approximately $34,000 for the twelve months ended December 31, 1999. The Company incurred interest expense in 2000 on amounts due on advances from the MHBPA and on a lending agreement with Bremer Bank to fund the construction of the Card Club. The average daily balance of amounts due under advances with the MHBPA was approximately $282,000 in 2000 compared to $383,000 in 1999. The weighted average rate of interest on the amounts due to the MHBPA was 9.11% for fiscal year 2000, compared to 7.96% for fiscal year 1999. The interest rate on the MHBPA advances was 9.50% at December 31, 2000 compared to 8.50% at December 31, 1999. Interest charged to operations on advances with the MHBPA was $25,680 in fiscal year 2000, compared to $30,530 in fiscal year 1999.

     The Company entered into a borrowing agreement with Bremer Bank on April 20, 2000 to fund the construction of the Card Club. The agreement was initially structured as a construction loan, which was converted to a five-year installment loan on August 1, 2000. The loan had an initial principal amount of $1,587,000, requiring monthly principal and interest payments of approximately $33,600. The outstanding principal balance on the loan was paid off on December 29, 2000 with current cash flow. The average daily balance upon which interest was paid was $863,515. The interest rate on the loan was prime rate plus 0.25%. The amount charged to operations for interest expense in 2000 on this borrowing was approximately $100,300, including a $15,000 financing fee paid to Bremer Bank. The weighted average interest rate on the loan for the year ended December 31, 2000 was 11.62%.

     On June 11, 1998 the Company obtained a commercial revolving credit line with Bremer Bank N.A. The line of credit was not utilized in the year 2000. The average daily balance of borrowings under the line of credit was $47,000 in 1999. The weighted average rate of interest on the line of credit was 7.75% and the amount charged to operations in 1999 for interest expense on the line of credit with Bremer Bank was approximately $3,700.

     Interest income was approximately $114,000 in fiscal year 2000 compared to approximately $28,000 in fiscal year 1999. The Company's cash balances have exceeded its operating cash requirements since March of 1999 when the Company was able to pay off an outstanding balance on its line of credit with Bremer Bank. All cash balances of the Company are "swept" into a single account at the close of every business day to maximize earnings and float. The cash balances are invested in an overnight repurchase agreement on a daily basis, collateralized by mortgage-backed securities. The increase in interest income is due primarily to an increase in the average daily balance of these cash balances. The average daily balance of amounts in the cash account was approximately $1,713,000 in 2000, compared to $491,000 in 1999. The average interest rate earned on the cash balances was 5.41% and 4.33%, for the years ended December 31, 2000 and 1999, respectively.

     Pretax income for the Card Club operating segment for the twelve months ended December 31, 2000 was approximately $970,000. After a pro-rata allocation of income tax expense of $421,100, the Card Club segment earned net income of $548,900. The horseracing segment of the Company earned pretax income of $512,000 in fiscal year 2000 compared to $545,000 for fiscal year 1999. Pretax income for the concessions segment of the Company was $123,000 in 2000 compared to $191,000 in 1999.

     Income before income taxes increased to $1,482,209 in 2000 compared to $558,461 in 1999. The Company incurred income tax expense of $643,300 in 2000 compared to income tax expense of $121,170 in 1999. Income tax expense in 1999 was lower than the statutory rate primarily due to the elimination of the Company's valuation allowance, which reduced income tax expense by $130,000. Net income for the year ended December 31, 2000 was $838,909, compared to net income of $437,291 for the year ended December 31, 1999.

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that they have no free-standing or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company's policy is to not use free-standing derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

LIQUIDITY AND CAPITAL RESOURCES:

     During the year ended December 31, 2000, net cash provided by operations was $3,561,337 which resulted primarily from net income of $838,909, depreciation and amortization of $909,345, the addition of Card Club accruals of $817,812, and an increase in accounts payable and accrued wages and payroll taxes of $626,407. During the year ended December 31, 1999 cash provided by operating activities was $1,018,339, which resulted principally from net income of $437,291 and depreciation and amortization of $776,680, partially offset by the increase in the deferred tax asset of $122,800 and a decrease in accrued interest of $92,914.

     The Card Club operation requires the accrual of certain liabilities. The Card Club offers progressive jackpots for poker games and certain table games. Amounts collected for these jackpot funds are accrued as liabilities. At December 31, 2000, accrued jackpot funds totaled approximately $297,000. Table games are played using a "player pool". "Player pool" means a wagering system or game where wagers lost in a number of card games may be accumulated into a pool for purposes of enhancing the total amount paid back to players in any other card game. In such games, the sponsor may only serve as custodian of the player pool and may not have an active interest in any card game. In the table games area of the Card Club, the net amount that the dealer "wins" or "loses" during the course of play is accumulated as a "player pool" liability, and is not recognized as revenue by the Company. The Company is required by law to return accumulated player pool funds to the players in the forms of giveaways, promotional items, prizes or by other means. The accumulated player pool liability is approximately $305,000 at December 31, 2000. The Minnesota Racing Commission regulates the operation of the jackpot and player pool funds. All games in the Card Club are played using chips. The value of chips issued and outstanding, referred to as the "outstanding chip liability", was approximately $112,000 at December 31, 2000. These Card Club accruals have the potential for significant fluctuation on a daily basis. The Company believes it has adequate liquidity to meet the potential daily obligations of these accrual items.

     Cash used in investing activities for the year ended December 31, 2000 was $4,159,318 for additions to property and equipment generally related to the addition of the Card Club in April 2000. Building improvements totaled $2.6 million in 2000. Additions to furniture, fixtures, machinery and equipment were primarily to accommodate the Card Club operation. In addition, the Company invested approximately $390,000 in a semi-permanent structure to replace the square footage on track level for special events that was dedicated to the Card Club. For fiscal 1999, net cash used in investing activities was $470,416 for capital expenditures. In 1999 the Company invested $100,000 in improvements to facilitate conducting large outdoor special events.

     Cash provided by financing activities was $446,778 for the year ended December 31, 2000 compared to $429,958 for the year ended December 31, 1999. The net cash inflows resulted primarily from proceeds on the issuance of common stock due to the exercise of stock options in 2000 of $390,734 and proceeds in 1999 of $1,217,810. These common stock issuances also result from the issuance of common stock pursuant to the Company's employee stock purchase plan. In addition, the underwriters of the Company's initial stock offering exercised warrants to acquire 120,000 shares at $4.80 prior to their expiration in August 1999. During the year 2000, the Company entered into a five-year installment loan to fund the construction of the Card Club. The initial principal balance of the loan was $1,586,750. This loan was paid off in December of 2000. In 1999, the cash inflows related to option exercises were partly offset by net payments on the borrowings under the credit agreement of $608,449 and $179,403 net payments on the advance with the MHBPA.

     Pursuant to an agreement with the Minnesota Horsemen's Benevolent and Protective Association, (the "MHBPA"), the Company transferred into a trust account or paid directly to the MHBPA, approximately $4,717,000 and $3,975,000 in purse funds for the years ended December 31, 2000 and 1999, respectively. Minnesota Statutes specify that amounts transferred into trust are the property of the trust and not of the Company. Unpaid purse fund obligations due the MHBPA were $423,055 and $367,011 at December 31, 2000 and 1999, respectively. The interest rates on any statutory purses accrued but not transferred into the trust (which are guaranteed by the Company's Chairman of the Board) were 9.50% and 8.50% at December 31, 2000 and 1999, respectively.

     The Company entered into a general credit and security agreement with Bremer Bank, N.A., a financial institution located in South Saint Paul, Minnesota, on June 3, 1998. Borrowings under the credit agreement include a commercial revolving credit line, which provides for maximum advances of $2,250,000 with interest at the prime rate (9.50% at December 31, 2000). No borrowings under the credit line were outstanding during the year ended December 31, 2000. The average daily balance on the line of credit was $47,000 in 1999, with a weighted average interest rate for the year of 7.75%.

     Cash balances at December 31, 2000 were $1,198,849 compared to $1,350,052 at December 31, 1999. Management believes that funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2001. The Company anticipates the Card Club expansion in the second quarter of 2001 to require approximately $1 million of current cash flow.

     Cash inflows related to Card Club revenues are anticipated to increase in 2001, due to a full twelve months of operation, compared to approximately eight and a half months of operation in the year ended December 31, 2000. However, management anticipates that cash inflows due to the initial creation of Card Club accruals in 2000, will not recur in the year 2001.

OPERATING PLAN:

     In 2000 the Company successfully conducted its sixth consecutive live race meet. The Company plans a 63-day live race meet in 2001 consisting of 30 days of mixed Thoroughbred and Quarter Horse racing, 31 days of Thoroughbred only racing and 2 days of harness racing. The Company competes with racetracks located throughout the United States in securing the better quality horses to run at the Racetrack. Attracting the owners and trainers of better quality horses is largely influenced by the ability to offer large purses. Over the past six years, the Company has offered consistent levels of purse monies from year to year by limiting the number of live racing days and utilizing purse monies from simulcasting and live race wagering. However, with the commencement of Card Club operations in 2000, the Company was able to offer two 10% purse increases during the 2000 live race meet. The Company continues to experience stiff competition for better quality horses from a racetrack located near Des Moines, Iowa, as well as racetracks in Chicago, Illinois, which offer substantially larger purses. However, management anticipates that the Company will be in the most competitive position in its history to attract better quality horses beginning in the year 2001, because the Card Club is expected to continue to significantly contribute to purse fund monies due to a full twelve months of operation in 2001, compared to eight and a half months of operation in 2000.

     The Company anticipates that it will improve its profitability in the year 2001 due to a full year of operation of the Card Club. The expansion of the Card Club is also expected to contribute positively to operating results upon its completion in May 2001. Management anticipates it will be able to maintain levels of attendance and handle for live and simulcast racing at or near levels similar to previous years. The Company is hopeful that the higher purse rates draw better quality horses and increase attendance compared to the year 2000. The Company continues to pursue special events and to market its facility as a venue for large outdoor and indoor events.

     Management intends to continue pursuing legislation for additional potential sources of revenue. These efforts could result in increased legislative related expenses in the future.

FACTORS AFFECTING FUTURE PERFORMANCE:

     From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future financial performance, business activities or plans which are typically preceded by the words "believes," "expects," "anticipates," "intends" or similar expressions. For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could cause actual performance, activities or plans to differ significantly from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: fluctuations in attendance at the Racetrack, changes in the level of wagering by patrons, continued interest in the unbanked card games offered at the Card Club, legislative and regulatory changes, the impact of wagering products and technologies introduced by competitors; upward pressure on salary and benefit expense due to the tight labor market; the general health of the gaming sector; higher than expected expense related to new marketing initiatives; and other factors discussed from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 7.  FINANCIAL STATEMENTS

     The following financial statements of the Company are set forth on pages 25 through 38 of the Form 10-KSB:

                                                                                                       Page
                                                                                                   -------------

Independent Auditors' Report.................................................................           25

Consolidated Balance Sheets as of December 31, 2000 and 1999.................................           26

Consolidated Statements of Operations for the years ended December 31, 2000 and 1999.........           27

Consolidated Statements of Changes in Stockholders' Equity for the years ended
December 31, 2000 and 1999 ..................................................................           28

Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999.........           29

Notes to Consolidated Financial Statements for the years ended December 31, 2000 and 1999....           30

INDEPENDENT AUDITORS' REPORT

Board of Directors
Canterbury Park Holding Corporation
Shakopee, Minnesota

We have audited the accompanying consolidated balance sheets of Canterbury Park Holding Corporation and subsidiary (the Company) as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Canterbury Park Holding Corporation and subsidiary as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

March 9, 2001
Minneapolis, Minnesota

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

-------------------------------------------------------------------------------------------------------------------

                                                                                           2000                  1999

ASSETS

CURRENT ASSETS:
     Cash                                                                             $    1,198,849        $    1,350,052
     Accounts receivable                                                                     306,852               187,463
     Inventory                                                                               106,381                72,908
     Deposits                                                                                 24,500                20,000
     Prepaid expenses                                                                        267,425               136,686
     Income tax refund receivable                                                                                    6,693
                                                                                      ----------------    ----------------
         Total current assets                                                              1,904,007             1,773,802

PROPERTY AND EQUIPMENT, net  (Note 2)                                                     11,334,404             8,084,431

DEFERRED TAX ASSET  (Note 3)                                                                  79,100               330,800

                                                                                      ----------------    ----------------
                                                                                      $   13,317,511        $   10,189,033
                                                                                      ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                 $      930,597        $      816,020
     Card club accruals                                                                      817,812
     Accrued wages and payroll taxes                                                         666,495               154,665
     Accrued interest                                                                         11,705                 7,453
     Advance from MHBPA (Note 1)                                                             423,055               367,011
     Accrued property taxes                                                                  292,546               292,546
     Income taxes payable                                                                    204,840
     Payable to horsepersons                                                                 207,818               100,538
                                                                                      ----------------    ----------------
         Total current liabilities                                                         3,554,868             1,738,233

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

STOCKHOLDERS' EQUITY (Note 4):

     Common stock, $.01 par value, 10,000,000 shares authorized, 3,473,832 and 3,371,999, respectively, shares issued and outstanding

                                                                                              34,738                33,720
     Additional paid-in capital                                                            9,965,017             9,493,101
     Accumulated deficit                                                                    (237,112)           (1,076,021)
                                                                                      ----------------    ----------------
         Total stockholders' equity                                                        9,762,643             8,450,800
                                                                                      ----------------    ----------------
                                                                                      $   13,317,511        $   10,189,033
                                                                                      ================    ================

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000 AND 1999

-------------------------------------------------------------------------------------------------------------------

                                                                                            2000                    1999

OPERATING REVENUES:
     Pari-mutuel                                                                      $    15,608,800         $    15,438,261
     Card Club                                                                             11,277,153
     Concessions                                                                            3,689,715               2,971,195
     Admissions and parking                                                                   518,609                 469,821
     Publications                                                                             635,183                 679,036
     Other operating revenue                                                                  733,956                 772,195
                                                                                      ------------------    ------------------
                                                                                           32,463,416              20,330,508

OPERATING EXPENSES:
     Pari-mutuel expenses:
         Statutory purses                                                                   5,441,897               4,373,040
         Host track fees                                                                    1,961,447               1,992,624
         Pari-mutuel taxes                                                                    155,268                 148,706
         Minnesota Breeders' Fund                                                             913,868                 772,996
     Salaries and benefits                                                                 12,036,380               4,968,519
     Cost of sales related to concessions                                                   1,447,778                 824,225
     Cost of sales related to publications                                                    839,525                 803,193
     Depreciation and amortization                                                            909,345                 776,680
     Repairs, maintenance and supplies                                                      1,232,205                 707,734
     Property taxes                                                                           260,996                 231,070
     Advertising and marketing                                                              1,649,592               1,137,374
     Utilities                                                                              1,006,546                 731,116
     Other operating expenses                                                               3,114,132               2,298,513
                                                                                      ------------------    ------------------
                                                                                           30,968,979              19,765,790

NONOPERATING (EXPENSES) REVENUES:
     Interest expense (Note 6)                                                               (126,045)               (34,208)
     Other, net                                                                               113,817                  27,951
                                                                                      ------------------    ------------------
                                                                                              (12,228)                 (6,257)
                                                                                      ------------------    ------------------

INCOME BEFORE INCOME TAX EXPENSE                                                            1,482,209                 558,461

     Income tax expense  (Note 3)                                                            (643,300)               (121,170)

                                                                                      ------------------    ------------------
NET INCOME                                                                            $       838,909         $       437,291
                                                                                      ==================    ==================


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                        3,449,666               3,178,426
                                                                                      ==================    ==================

BASIC NET INCOME PER COMMON SHARE (Note 5)                                            $            .24       $            .14
                                                                                      ==================    ==================

DILUTED NET INCOME PER COMMON SHARE (Note 5)                                          $            .23       $            .13
                                                                                      ==================    ==================


See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------------------------------------------------

                                                                          Additional
                                           Number          Common          Paid-in        Accumulated
                                         of Shares          Stock          Capital          Deficit             Total
                                        -------------    ------------    -------------   ---------------    --------------

  BALANCE,  DECEMBER 31, 1998             3,020,167      $ 30,202          $8,132,809      $(1,513,312)       $6,649,699

  Exercise of stock options                 213,050         2,130             591,786          593,916

  Tax benefit of stock option exercises                                                        146,000           146,000

  Exercise of underwriter warrants          120,000         1,200             574,800          576,000

  Shares issued under Employee Stock
       Purchase Plan                         18,782           188              47,706           47,894

  Net income                                                                                   437,291           437,291
                                          ---------      --------          ----------      -----------        ----------

  BALANCE,  DECEMBER 31, 1999             3,371,999      $ 33,720          $9,493,101      $(1,076,021)       $8,450,800

  Exercise of stock options                  84,200           842             314,952                            315,794

  Tax benefit of stock option exercises                                        82,200                             82,200

  Shares issued under Employee Stock
       Purchase Plan                         17,633           176              74,764                             74,940

  Net income                                                                                   838,909           838,909
                                          ---------      --------          ----------      -----------        ----------
  BALANCE,  DECEMBER 31, 2000             3,473,832      $ 34,738          $9,965,017      $  (237,112)       $9,762,643
                                          =========      ========          ==========      ===========        ==========


See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND 1999

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                               2000
1999

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                          $      838,909         $     437,291
     Adjustments to reconcile net income to net cash provided by operations:
         Depreciation and amortization                                                          909,345               776,680
         Deferred income taxes                                                                  251,700              (122,800)
         (Increase) decrease in accounts receivable                                            (119,389)               27,833
         Increase in other current assets                                                      (168,712)               (4,788)
         Increase (decrease) in income taxes payable                                            293,733               (14,875)
         Increase in accounts payable and accrued wages & payroll taxes                         626,407                43,655
         Increase in card club accruals                                                         817,812
         Increase (decrease) in accrued interest                                                  4,252               (92,914)
         Decrease in accrued property taxes                                                                           (61,476)
         Increase in payable to horsepersons                                                    107,280                29,733
                                                                                         ------------------   -------------------
              Net cash provided by operations                                                  3,561,337            1,018,339

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment and other assets                                     (4,159,318)            (470,416)
                                                                                         ------------------   -------------------
         Net cash used in investing activities                                                (4,159,318)            (470,416)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net payments on borrowings under credit agreement                                                               (608,449)
     Net proceeds / (payments) on advance from MHBPA                                              56,044             (179,403)
     Proceeds from issuance of common stock                                                      390,734            1,217,810
     Proceeds from long-term financing                                                         1,586,750
     Payments on long-term financing                                                          (1,586,750)
                                                                                         ------------------   -------------------
         Net cash provided by financing activities                                               446,778              429,958
                                                                                         ------------------   -------------------

NET (DECREASE) INCREASE IN CASH                                                                 (151,203)             977,881

CASH AT BEGINNING OF YEAR                                                                      1,350,052              372,171
                                                                                         ------------------   -------------------

CASH AT END OF YEAR                                                                      $     1,198,849        $   1,350,052
                                                                                         ==================   ===================

INTEREST PAID                                                                            $       121,793        $     127,101
                                                                                         ==================   ===================

INCOME TAXES PAID                                                                        $        99,476        $     213,748
                                                                                         ==================   ===================


See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999

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

          On May 20, 1994, the Company adopted a plan of Reorganization pursuant to which the sole shareholder of Canterbury Park Concessions, Inc. (CPC), and majority shareholder of the Company, agreed to exchange his shares of CPC stock for 198,888 shares of the Company's common stock concurrent with the closing of a public offering. Pursuant to the Plan of Reorganization, CPC became a wholly owned subsidiary of the Company in August 1994 when the Company completed the initial public offering of its common stock. This reorganization was treated in a manner similar to a pooling of interests. Net proceeds received by the Company from the public offering were approximately $4,847,000, which along with additional borrowings under the Company's line of credit with the majority shareholder, were used to pay off the remaining notes payable from the acquisition of JRI.

          The consolidated financial statements include the accounts of the Company and CPC after elimination of intercompany accounts and transactions.

          OPERATIONS - The Company's revenues are derived primarily from the operations of a Card Club and pari-mutuel wagering on simulcast and live horse races.

          ESTIMATES - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

          PARI-MUTUEL TAXES - The first $12 million of pari-mutuel revenue is exempt from the 6% pari-mutuel tax. Pari-mutuel taxes are estimated for each 12-month period from July 1 through June 30, and an estimated annual effective tax rate is applied to all pari-mutuel commission revenues.

          ADVANCE FROM THE MINNESOTA HORSEMEN'S BENEVOLENT AND PROTECTIVE ASSOCIATION, INC. (THE "MHBPA") - The Minnesota Pari-Mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as statutory purses in the statements of operations), received from wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons' associations. Pursuant to an agreement with the MHBPA, the Company has transferred into a trust account or paid directly to the MHBPA, approximately $4,717,000 and $3,975,000 for the years ended December 31, 2000 and 1999, respectively, related to thoroughbred races. Amounts due to the MHBPA are guaranteed by the Chairman of the Board. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company. The interest rates on any statutory purses accrued but not transferred into the trust were 9.50% and 8.50% at December 31, 2000 and 1999, respectively.

          BORROWINGS - The weighted average interest rates on short-term borrowings at December 31, 2000 and 1999 were 9.50% and 8.50%, respectively. The weighted average rates for short-term borrowings for the years ended December 31, 2000 and 1999 were 9.11% and 7.93%, respectively. The Company incurred long-term debt in May 2000, which was paid in December 2000. The weighted average interest rate on this borrowing was 11.62%.

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

          NET INCOME PER SHARE - Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options.

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

          CARD CLUB ACCRUALS - Minnesota law allows the Company to collect amounts from patrons to fund progressive jackpot pools in the Card Club. These amounts, along with amounts earned by the player pool, promotional pools and the outstanding chip liability, are accrued as short-term liabilities at each balance sheet date.

          DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - On January 1, 2001, the Company adopted Statement of Financial Accounting Standards
          (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that they have no free-standing or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company's policy is to not use free-standing derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

          LITIGATION - The Company is periodically involved in various legal actions arising in the normal course of business. At December 31, 2000, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

          RECLASSIFICATION - Certain reclassifications have been made to the 1999 consolidated financial statements to conform to the presentation adopted in the 2000 consolidated financial statements. The reclassifications had no effect on stockholders' equity and net income as previously reported.

2.        PROPERTY AND EQUIPMENT

          Property and equipment consists of the following at December 31:

                                                                  2000                     1999

           Land                                           $        3,617,865        $        3,617,865
           Buildings and building improvements                     5,653,251                 2,998,705
           Furniture and equipment                                 7,424,855                 5,920,083
                                                          ---------------------     --------------------
                                                                  16,695,971                12,536,653
           Accumulated depreciation                               (5,361,567)               (4,452,222)
                                                          ---------------------     --------------------
                                                          $       11,334,404        $        8,084,431
                                                          ---------------------     --------------------
                                                          ---------------------     --------------------


3.        INCOME TAXES

          A reconciliation between income taxes computed at the statutory federal income tax rate and the effective tax rate is as follows:

                                                                        2000                     1999

           Federal tax expense computed at statutory rate        $          519,000       $          195,000
           Decrease in valuation allowance                                                          (130,000)
           Nondeductible lobbying expense                                    22,000                   34,000
           State expense, net of federal impact                              99,000                   35,000
           Other                                                              3,300                  (13,000)
                                                                 --------------------     --------------------
                                                                 $          643,300       $          121,000
                                                                 --------------------     --------------------
                                                                 --------------------     --------------------

          Income tax expense for the years ended December 31, 2000 and December 31, 1999 consists of the following:

                                                                                         2000                     1999
           Current

                Federal                                                           $          294,200       $       197,800
                State                                                                         97,400                46,000
                                                                                  --------------------    --------------------
                                                                                             391,600               243,800
           Deferred, primarily Federal                                                       251,700              (122,800)
                                                                                  --------------------    --------------------
                                                                                  $          643,300       $       121,000
                                                                                  --------------------    --------------------
                                                                                  --------------------    --------------------

     Temporary differences and tax carryforwards at December 31 are as follows:

                                                                                         2000                     1999

           Operating loss carryforward                                            $                0       $      127,000
           Federal / State AMT Benefit                                                       180,100              256,800
           Tax depreciation greater than book depreciation                                  (134,000)            (131,000)
           Repairs capitalized                                                                 5,000                8,000
           Other                                                                              28,000               70,000
                                                                                  --------------------    --------------------
                                                                                  $           79,100       $      330,800
                                                                                  --------------------    --------------------
                                                                                  --------------------    --------------------
--------------------

          The Company had federal income tax net operating loss carryforwards of approximately $307,000 at December 31, 1999 which were fully utilized in 2000.

4.        STOCKHOLDERS' EQUITY

          EMPLOYEE STOCK PURCHASE PLAN:

          On April 3, 1995, the Board of Directors adopted the 1995 Employee Stock Purchase Plan. The plan, which is open to all employees of the Company working more than 15 hours per week, commenced on April 15, 1995 and will continue for ten years. The plan consists of one-year phases. The phases commence on October 1 of each year. Under the terms of the plan, employees may set aside a portion of their payroll earnings to purchase shares of the Company's common stock at the lower of 85% of the fair market value of the shares on the commencement date of each phase or 85% of the fair market value on the termination date of each phase. The plan provides for the sale of up to 100,000 shares. The plan issued 17,633 and 18,782 shares in 2000 and 1999, respectively.

          401(K) PLAN:

          On June 1, 1998 the Company established a defined contribution savings plan for employees who had completed one year of service, as defined in the Plan document. The defined contribution savings plan allows for employee compensation deferral contributions under
          Section 401(k) of the Internal Revenue Code and discretionary contributions by the Company. Employer contributions charged to operations in 2000 and 1999 were approximately $28,000 and $26,000, respectively.

          STOCK OPTIONS:

          The Company has a stock option plan (the Stock Option Plan) which provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and non-employees, including directors of and consultants to the Company and any subsidiary, to purchase up to a maximum of 850,000 shares of common stock. Options that are granted under the plan may be either options that qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (Incentive Stock Options), or those that do not qualify as Incentive Stock Options (Non-Qualified Stock Options). The plan is administered by the Board of Directors, or a committee designated by the Board, which determines the persons who are to receive awards under the plan, the type of award to be granted, the number of shares subject to each award and, if an option, the exercise price of each option. The plan also provides for formula grants of Non-Qualified Stock Options to non-employee directors of the Company.

          Stock option activity related to the Plan during the years ended December 31, 2000 and 1999 is summarized below:

                                                          2000                                          1999
                                        ------------------------------------------      ------------------------------------------
                                                                   Weighted                                       Weighted
                                            Shares                 Average                 Shares                 Average
                                                                Exercise Price                                 Exercise Price
                                        ----------------     ---------------------    -----------------      ---------------------

           Outstanding at
             beginning of year                 426,500       $            3.09               367,725       $       2.50
           Granted                             146,000                    6.23               147,000               4.35
           Exercised                           (34,200)                   3.75               (81,225)              2.63
           Canceled                             (2,000)                   5.63                (7,000)              4.13
                                        ----------------     ---------------------    -----------------      ---------------------
           Outstanding at end of
             year                              536,300       $            3.89               426,500       $       3.09
                                        ================     =====================    =================      =====================
           Options exercisable at
             end of year                       474,800       $            3.65               355,000       $       2.81
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

          In 1997, the Company issued an option to purchase 50,000 shares of common stock at an exercise price of $3.75 per share, for consulting services. The option was valued at $88,176, of which $22,044 was recognized in the 1998 statement of operations and $66,132 was recognized in 1997. The option was exercised prior to its expiration on March 31, 2000.

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

          At December 31, 2000, the weighted average remaining contractual life of all options was 84 months, and the range of exercise prices was $1.75 to $9.94.

          The following table summarizes information concerning all options outstanding and exercisable options as of December 31, 2000:


                                                     Weighted
                                                     Average         Weighted
                                                     Remaining       Average                          Weighted
                                        Options      Contractual     Exercise         Options         Average
          Range of Exercise Price     Outstanding    Life in Years   Price          Exercisable    Exercise Price
          -------------------------------------------------------------------------------------------------------
             $   1.75 - 2.50            214,800          5.92         $ 2.16          214,800         $ 2.16
          -------------------------------------------------------------------------------------------------------
                 2.50 - 5.00            174,500          6.57           3.78          174,500           3.78
          -------------------------------------------------------------------------------------------------------
                 5.00 - 9.94            162,000          9.07           6.18          100,500           6.47
          -------------------------------------------------------------------------------------------------------


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

                                                          2000                      1999
                                                  ---------------------     ---------------------
           Net Income:
                As reported                           $    838,909               $   437,291
                Pro forma                                  374,355                   106,181

           Basic Earnings Per Share:
                As reported                           $        .24               $       .14
                Pro forma                                      .11                       .03

           Diluted Earnings Per Share:
                As reported                           $        .23               $       .13
                Pro forma                                      .10                       .03


          The fair value of options granted under the Stock Option Plan during 2000 and 1999 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

                                                           2000                      1999
                                                   ---------------------     ---------------------
           Dividend yield                                     None                      None
           Expected volatility                                 47%                       41%
           Risk-free interest rate                           5.11%                     5.50%
           Expected life of option                         120 mo.                   120 mo.
           Fair value of options on grant date         $   666,200               $   442,098

          WARRANTS:

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

5.        EARNINGS PER SHARE


                                             Year Ended December 31, 2000                     Year Ended December 31,1999
                                     ----------------------------------------------    --------------------------------------------
                                        Income           Shares         Per Share       Income           Shares          Per Share
                                     (Numerator)     (Denominator)       Amount       (Numerator)     (Denominator)       Amount
                                     -------------   ---------------   ------------  --------------  ----------------   -----------

          Net Income                 $   838,909                                     $   437,291
                                     =============                                   ==============
          BASIC EPS
          Income available
            to common
            stockholders                 838,909         3,449,666     $      .24        437,291         3,178,426       $      .14
                                     =============                     ============  ==============                     ===========
          EFFECT OF DILUTIVE
          SECURITIES

          Stock options                                    239,169                                         168,206
                                                     ---------------                                 ----------------
          DILUTED EPS

          Income available
            to common stock-
            holders                  $   838,909         3,688,836     $      .23    $   437,291         3,346,632       $      .13
                                     =============   ===============   ============  ==============  ================   ===========


          Options to purchase 18,000 shares of common stock at a weighted average exercise price of $9.94 per share were outstanding during 2000 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

6.        LINES OF CREDIT

          The Company entered into a general credit and security agreement with Bremer Bank, N.A., a financial institution located in South Saint Paul, Minnesota, on June 3, 1998. Borrowings under the credit agreement include a commercial revolving credit line, which provides for maximum advances of $2,250,000 with interest at the prime rate (9.50% at December 31, 2000). The Company had no borrowings under the credit line during the year 2000. Interest charged to operations under this line of credit was approximately $4,000 for the period ended December 31, 1999. The weighted average interest rate on the line of credit was 7.75% in 1999. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements as of December 31, 2000. The Company's current loan arrangements prohibit the payment of dividends without the bank's consent.

7.        OPERATING LEASES AND COMMITMENTS

          The Company leases certain copying equipment under an operating lease, which requires monthly payments of $5,560. Future payments of the lease, which expires in February 2001, are $5,560. Rental expenses charged to operations were approximately $66,720 for the period ended December 31, 2000.

          In addition, in January 1999 the Company entered into a five-year totalizator services agreement with Autotote Systems, Inc. (Autotote). Pursuant to the agreement, Autotote provides totalizator equipment and computer programs which record and process all wagers and calculate the odds and payoffs. For such services, Autotote receives a fee of approximately .45% of the gross monies wagered. Amounts charged to operations under this agreement for the years ended December 31, 2000 and 1999 were approximately $332,000 and $325,000, respectively. During the 2000 and 1999 live race meets, Autotote provided uplink services which enabled the Company to simulcast horse races held at Canterbury Park to out-of-state racetracks. These services resulted in an amount charged to operations in 2000 and 1999 of approximately $118,000 and $115,000, respectively. A director of the Company is the regional sales manager of Autotote.

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

          In 1999, the Company paid $40,000 to a Board member for advertising and marketing services provided to the Company. This Board member was also granted 15,000 stock options in 1998 and 12,500 stock options in 1997 (refer to Note 4).

10.       OPERATING SEGMENTS

          The Company has three reportable operating segments: card club, horse racing, and concessions. The card club segment includes operations of the Canterbury Card Club. The horse racing segment includes simulcast and live racing operations, and the concessions segment provides concessions during simulcast racing, live racing, in the card club and during special events. The Company's reportable operating segments are strategic business units that offer different products and services. They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services. The horse racing and card club segments are regulated by the State of Minnesota Racing Commission.

          The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

          Depreciation, interest expense and income taxes are allocated to the segments but no allocation is made to concessions for shared facilities. However, the concessions segment pays approximately 25% of gross revenues to the horse racing segment for use of the facilities.

       The following table provides information about the Company's operating segments (in 000's):


-------------------------------------------------------------------------------------------------------------------------
                                                Year Ended December 31, 2000               Year Ended December 31, 1999

-------------------------------------------------------------------------------------------------------------------------
                                                     Horse                                Horse
                                      Card Club     Racing     Concessions     Total      Racing   Concessions    Total

-------------------------------------------------------------------------------------------------------------------------

          Revenues from external
               customers               $ 11,347     $17,375      $3,741       $32,463    $17,255      $3,076     $20,331
          Intersegment revenues                         658         874         1,532        806                     806
          Net interest expense              100         (88)                       12         (6)                     (6)
          Depreciation and
               amortization                 324         585                       909        777                     777
          Segment income before
               income taxes                 970         512         123         1,605        545         191         736
          Segment Assets               $  3,318     $ 9,968      $  525       $13,811    $10,135      $  411     $10,546

=========================================================================================================================

          Included in horse racing segment revenues for the years ended December 31, 2000 and 1999 is approximately $444,000 and $616,000, respectively, for rental of the racing facility for special events and storage.

          The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company's consolidated totals (in 000's):

                                                                                    2000                    1999
                                                                             -------------------     -------------------

         REVENUES
           Total revenue for reportable segments                                        $33,995                 $21,137
           Elimination of intersegment revenues                                          (1,532)                   (806)
                                                                             -------------------     -------------------
                    Total consolidated revenues                                          32,463                  20,331
                                                                             ===================     ===================
         INCOME BEFORE INCOME TAXES
           Total segment income before income taxes                                      $1,605                    $736
           Elimination of intersegment income before income taxes                          (123)                   (178)
                                                                             -------------------     -------------------
                    Total consolidated income before income taxes                         1,482                     558
                                                                             ===================     ===================


                                                                              December 31, 2000       December 31, 1999
                                                                             -------------------     -------------------
         ASSETS

           Total assets for reportable segments                                         $13,811                 $10,546
           Elimination of intercompany receivables                                         (493)                   (357)
                                                                             -------------------      ------------------
                    Total consolidated assets                                            13,318                  10,189
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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.



                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          Information required under this item with respect to the directors will be set forth in a section captioned "Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2001 (the "2001 Proxy Statement"), a definitive copy of which will be filed with the Commission within 120 days of the close of the 2000 fiscal year, which information is incorporated herein by reference. Information regarding executive officers is presented under Item 1 herein.

ITEM 10.  EXECUTIVE COMPENSATION

          Information required under this item will be set forth in a section entitled "Executive Compensation and Other Information" in the Company's 2001 Proxy Statement which information is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information required under this item will be set forth in a section entitled "Security Ownership of Certain Beneficial Owners" in the Company's 2001 Proxy Statement which information is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information required under this item will be set forth in a section entitled "Certain Transactions" in the Company's 2001 Proxy Statement which information is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. See Exhibit Index at page 38, which is incorporated herein by reference. Exhibits that cover management contracts or compensatory plans or arrangements are marked with an asterisk (*) on the Exhibit Index.

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fourth quarter of 2000.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2001                  CANTERBURY PARK HOLDING CORPORATION


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

             SIGNATURE                                           TITLE                          DATE

/s/Curtis A. Sampson                           Chairman of the Board                       March 30, 2001
-------------------------------------
Curtis A. Sampson

/s/ Dale H. Schenian                           Director; Vice Chairman                     March 30, 2001
-------------------------------------
Dale H. Schenian

/s/ Randall D. Sampson                         Chief Executive Officer, President,         March 30, 2001
-------------------------------------          Chief Financial Officer, General
Randall D. Sampson                             Manager, Treasurer and Director


/s/ Brian C. Barenscheer                       Director                                    March 30, 2001
-------------------------------------
Brian C. Barenscheer

/s/ Gibson Carothers                           Director                                    March 30, 2001
-------------------------------------
Gibson Carothers

/s/ Terence McWilliams                         Director                                    March 30, 2001
-------------------------------------
Terence McWilliams

/s/ Carin Offerman                             Director                                    March 30, 2001
-------------------------------------
Carin Offerman

/s/ Judith M. Dahlke                           Chief Accounting Officer                    March 30, 2001
-------------------------------------
Judith M. Dahlke


              CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

                               Exhibit Index To
               Form 10-KSB for the Year Ended December 31, 2000

   Regulation S-B                                                                   Location in Consecutive Numbering
   Exhibit Table                                                                    System as Filed with the Securities and
     Reference             Title of Document                                        Exchange Commission
---------------------      ---------------------------------------------           ---------------------------------------

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


   Regulation S-B                                                                   Location in Consecutive Numbering
   Exhibit Table                                                                    System as Filed with the Securities and
     Reference             Title of Document                                        Exchange Commission
---------------------      ---------------------------------------------            ---------------------------------------

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

        21                 Subsidiary of the Registrant                             Filed herewith.

        23                 Independent Auditors' Consent                            Filed herewith.

        24                 Power of Attorney                                        Included in signature page at page 37.

  The exhibits referred to in this Exhibit will be supplied to a shareholder at a charge of $.25 per page upon written request directed to Canterbury
       Park Holding Corporation at the executive offices of the Company.