Form 10QSB
period 2001-03-31
CANTERBURY PARK HOLDING CORP
filed 2001-05-15
CIK 926761

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO________.

Commission File Number 0-24554

Canterbury Park Holding Corporation
(Exact name of business issuer as specified in its charter)

Minnesota	41-1775532
(State or other jurisdiction of incorporation or organization)	(IRS EmployerIdentification No.)

1100 Canterbury Road, Shakopee, Minnesota	55379
(Address of principal executive offices)	(Zip Code)

(612) 445-7223
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒   NO  ☐

The Company had 3,481,032 shares of common stock, $.01 par value per share, outstanding as of May 8, 2001.

Canterbury Park Holding Corporation

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000

	March 31, 2001	December 31, 2000
ASSETS

CURRENT ASSETS
Cash	$3,292,468	$1,198,849
Accounts receivable	158,726	306,852
Inventory	115,221	106,381
Deposits	24,500	24,500
Prepaid expenses	248,187	267,425
Total current assets	3,839,102	1,904,007

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $5,592,471 and $5,361,567, respectively	11,632,227	11,334,404

DEFERRED TAX ASSET		79,100
	$15,471,329	$13,317,511

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,439,097	$930,597
Card club accruals	1,074,571	817,812
Accrued wages and payroll taxes	945,373	666,495
Accrued interest	17,551	11,705
Advance from MHBPA	511,966	423,055
Accrued property taxes	346,189	292,546
Income taxes payable	243,240	204,840
Payable to horsepersons	262,767	207,818
Deferred tax liability	105,000
Total current liabilities	4,945,754	3,554,868

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 3,480,332 and 3,473,832, respectively, shares issued and outstanding	34,803	34,738
Additional paid-in capital	10,004,264	9,965,017
Accumulated earnings (deficit)	486,508	(237,112)
Total stockholders’ equity	10,525,575	9,762,643
	$15,471,329	$13,317,511

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
PERIODS ENDED MARCH 31, 2001 AND 2000

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000

OPERATING REVENUES:
Pari-mutuel	$3,065,438	$3,043,139
Card Club	3,973,403
Concessions	693,237	393,078
Admissions and parking	35,834	6,240
Programs and racing forms	126,783	127,988
Other operating revenue	139,550	188,893
	8,034,245	3,759,338

OPERATING EXPENSES:
Pari-mutuel expenses
Statutory purses	725,662	293,832
Host track fees	488,728	498,256
Pari-mutuel taxes	36,476	34,661
Minnesota breeders’ fund	209,555	160,380
Salaries and benefits	3,306,256	1,055,967
Cost of concession sales	340,210	108,350
Cost of publication sales	145,149	144,586
Depreciation and amortization	230,904	175,143
Utilities	293,805	177,457
Repairs, maintenance and supplies	162,644	128,949
Property taxes	53,643	67,400
Advertising and marketing	223,514	156,304
Other operating expenses	576,357	454,929
	6,792,903	3,456,214

NONOPERATING (EXPENSES) REVENUES:
Interest expense	(6,259)	(9,330)
Other, net	18,537	19,973
	12,278	10,643

INCOME BEFORE INCOME TAX EXPENSE	1,253,620	313,767

INCOME TAX EXPENSE (Note 1)	(530,000)	(136,000)

NET INCOME	$723,620	$177,767

BASIC NET INCOME PER COMMON SHARE (Note 1)	$.21	$.05

DILUTED NET INCOME PER COMMON SHARE (Note 1)	$.20	$.05

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED MARCH 31, 2001 AND 2000

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$723,620	$177,767
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	230,904	175,143
Decrease in deferred income taxes	189,100	67,000
Decrease in accounts receivable	148,126	50,188
Decrease (increase) in other current assets	10,398	(101,464)
Increase in income taxes payable	38,400	47,500
Increase in accounts payable and accrued expenses	1,099,086	483,205
Increase in accrued interest	5,846	9,325
Increase in accrued property taxes	53,643	67,400
Net cash provided by operations	2,499,123	976,064

CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property and equipment	(528,727)	(848,111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	34,312	253,150
Proceeds from (payment on) advance from MHBPA, net	88,911	(22,171)
Net cash provided by financing activities	123,223	230,979

NET INCREASE IN CASH	2,093,619	358,932

CASH AT BEGINNING OF PERIOD	1,198,849	1,350,052

CASH AT END OF PERIOD	$3,292,468	$1,708,984

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 2001 AND 2000

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies is included in the notes to consolidated financial statements in the 2000 Annual Report on Form 10-KSB.

Income Taxes - Income tax expense is computed by applying the estimated annual effective tax rate to the year-to-date income.

Unaudited Financial Statements - The consolidated balance sheet as of March 31, 2001, the consolidated statements of operations for the three months ended March 31, 2001 and 2000, the consolidated statements of cash flows for the three months ended March 31, 2001 and 2000, and the related information contained in these notes have been prepared by management without audit.  In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made.  Results for an interim period should not be considered as indicative of results for a full year.

Net Income Per Share – Basic net income per common share is based on the weighted average number of common shares outstanding during each year. The weighted average number of common shares outstanding for the three months ended March 31, 2001 and March 31, 2000 were 3,479,491 and 3,421,522, respectively.  Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding.  The Company’s only potential common shares outstanding are stock options.  After considering the dilutive effect of stock options outstanding, the weighted average shares used to calculate diluted earnings per share for the three months ended March 31, 2001 and 2000 were 3,707,557 and 3,652,647, respectively.

2.          BORROWINGS UNDER CREDIT AGREEMENT

Borrowings under the Company’s credit agreement with Bremer Bank include a commercial revolving credit line which provides for maximum advances of $2,250,000 with interest at the prime rate.  The Company had no borrowings under this credit line at March 31, 2001.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of March 31, 2001.  Management believes that funds available under this line of credit, along with funds generated from card club and simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2001.

3.          OPERATING SEGMENTS

During the first three months of 2001 and 2000, the Company had three reportable operating segments:  card club, horse racing and concessions.  The card club segment includes operations of the Canterbury Card Club. The horse racing segment includes simulcast and live racing operations, and the concessions segment provides concessions during simulcast and live racing, in the card club  and during special events.  The Company’s reportable operating segments are strategic business units that offer different products and services.  They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services.  The horse racing and card club segments are regulated by the State of Minnesota Racing Commission.

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

             The following table provides information about the Company’s operating segments (in 000’s):
	Quarter Ended March 31, 2001				Quarter Ended March 31, 2000
	Card Club	Horse Racing	Concessions	Total	Horse Racing	Concessions	Total

Revenues from external customers	$3,973	$3,361	$699	$8,034	$3,360	$399	$3,759
Intersegment revenues		98	298	397	98		98
Net interest expense		6		6	10		10
Depreciation and amortization	102	129		231	175		175
Segment income before income taxes	842	411	28	1,282	314	(16)	298
Segment Assets	$3,697	$11,717	$629	$16,043	$11,151	$475	$11,626

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):
Revenues	Quarter Ended March 31, 2001	Quarter Ended March 31, 2000
Total revenue for reportable segments	$8,431	$3,857
Elimination of intersegment revenues	(397)	(98)
Total consolidated revenues	8,034	3,759
Income before income taxes
Total segment income before income taxes	$1,282	$298
Elimination of intersegment (income) loss before income taxes	(28)	16
Total consolidated income before income taxes	1,254	314
Assets	March 31, 2001	December 31, 2000
Total assets for reportable segments	$16,043	$13,811
Elimination of intercompany receivables	(571)	(493)
Total consolidated assets	15,471	13,318

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

Litigation – The Company is periodically involved in various legal actions arising in the normal course of business.  At March 31, 2001, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

5.          CURRENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SAFS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities.  It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value.  The accounting for changes in the fair value of derivatives depends on their intended use and designation.  Management has reviewed the requirements of SFAS No. 133 and has determined that they have no free-standing or embedded derivatives.  All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales.  The Company’s policy is to not use free-standing derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS

General:

             Canterbury Park Holding Corporation (the “Company”) owns and operates Canterbury Park Racetrack and Card Club in Shakopee, Minnesota.  The business of the Company includes pari-mutuel horse racing, unbanked card games, facility rental for special events, vehicle storage, and food and beverage operations.  The Company’s revenues for the three months ended March 31, 2001 were derived primarily from Card Club activities and pari-mutuel take-out on horse races simulcast year-round to Canterbury Park from racetracks throughout the country.  The Company’s revenues for the three months ended March 31, 2000 were derived primarily from simulcast pari-mutuel activities.

             The Racetrack is the only pari-mutuel horse racing facility in the State of Minnesota.  The Racetrack earns revenues from pari-mutuel take-out on races simulcast year-round to Canterbury Park from racetracks throughout the country and from live race meets featuring thoroughbred and quarter horse racing. Live race meets commence in the month of May and conclude in September.  During live race meets, the Company televises its races to out-of-state racetracks around the country, and the Company earns additional pari-mutuel revenue on wagers placed at the out-of-state racetracks.

             The Canterbury Card Club (the “Card Club”) is the only facility in the State of Minnesota given the legislative authority to host unbanked card games in which players compete against each other and not against the house.  The Company receives a percentage of the wagers or a fee from the players as compensation for providing the Card Club facility and services.  Card Club operations commenced on April 19, 2000.  The Card Club is open twenty-four hours a day, seven days a week.

             In addition to pari-mutuel and card club revenues, the Company generates revenues from concession sales, admissions, parking, publication sales, special events, facility rental, advertising and other sources.

             The Minnesota Racing Commission is authorized by Minnesota law to regulate Card Club and horse racing operations.  The law requires that up to 14% of the gross revenue generated by the Card Club be paid to the Racetrack’s purse fund and the State of Minnesota Breeders’ Fund.  The 15,828 square foot Card Club, constructed within the Racetrack grandstand facility, was completed on schedule in mid-April 2000.  In March 2001, the Company began construction of an expansion of the Card Club to create space for 50 tables, the maximum allowed by Minnesota law.  The Company currently utilizes 41 tables.  The expansion was completed on schedule on May 2, 2001.  The estimated $1,000,000 cost for construction and related furniture, fixtures and equipment was funded with cash flows from operations.

Results of Operations for the Three Months Ended March 31, 2001 and March 31, 2000:

             During the first three months of 2001 the Company conducted 90 simulcast racing days, one less than in 2000.  Total wagering handle for the quarters ended March 31, 2001 and 2000 was $14,584,065 and $14,634,130, respectively.

             Pari-mutuel revenue or “take-out” (gross wagering after deducting statutorily mandated amounts from the handle to be paid to winning bettors) for the quarters ending March 31, 2001 and 2000 was $3,065,438 and $3,043,139, respectively.  Total pari-mutuel expenses including state pari-mutuel taxes, contributions to the Minnesota Breeders’ Fund, statutory purses and host fees were $1,460,421 and $987,129 for the quarters ending March 31, 2001 and 2000, respectively.  The increase is due primarily to statutory purse expense and breeders’ fund expense related to the Card Club operations, which amounted to $472,216 for the three months ended March 31, 2001.

             Total Card Club revenues were $3,973,403 for the first three months of 2001.  The Company receives a percentage of the wagers or a fee from the players as compensation for providing the Card Club facility and services, referred to as the “collection revenue”, which totaled $3,808,642 in the first quarter of 2001.  In addition, the Company is authorized by law to retain a specified percentage of the jackpot fund collections as reimbursement for administrative costs of maintaining the jackpot funds.

             Concession revenues increased to $693,237 for the quarter ended March 31, 2001 compared to $393,078 for the first quarter of 2000, primarily due to concession sales in the Card Club.  The Company also hosted two snowmobile racing weekends in 2001 compared to a single weekend of snowmobile racing during the first quarter of 2000.

             Operating expenses in the first quarter of 2001 (excluding pari-mutuel expenses) increased by approximately $2.9 million or 116%, compared to 2000 primarily due to the operation of the Card Club. The largest single increase was in salary and benefit costs, which increased $2.3 million, compared to the same period last year.  The 24-hour per day Card Club operation was open all 90 days in the first quarter of 2001 as compared to the first quarter of 2000 when the Card Club was under construction.  Salary and benefit costs for the Card Club were $1.8 million for the first quarter of 2001, compared to approximately $107,000 for the first quarter of 2000.  The cost of concessions sales increased due to the increased revenues generated in the Card Club.   Depreciation, utilities, supplies, advertising and marketing and other operating expenses also increased compared to 2000, due primarily to Card Club operations in 2001.

             Income before income taxes increased $939,853, or 300%, to $1,253,620 for the three months ended March 31, 2001, from $313,767 for the three months ended March 31, 2000.  Income tax expense was $530,000 and $136,000 for the first quarter of 2001 and 2000, respectively, resulting in net income of $723,620 and $177,767, respectively.

Liquidity and Capital Resources:

             Cash provided by operating activities for the three months ended March 31, 2001 of $2,499,123 resulted principally from net income of $723,620, an increase in accounts payable, accrued expenses and Card Club accruals of $1,099,086, depreciation and amortization of $230,904 and a decrease in deferred income taxes of $189,100. During the period January 1, 2000 through March 31, 2000, cash provided by operating activities was $976,064, which resulted principally from net income of $177,767, depreciation and amortization of $175,143, an increase in accounts payable and accrued expenses of $483,205 and an increase in accrued property taxes of $67,400.  These items were partially offset by an increase in other current assets of $101,464.

             Net cash used in investing activities for the first quarter of 2001 resulted primarily from additions to construction in progress for the Card Club expansion and to acquisitions of equipment which totaled $528,727, compared to $848,111 in the first quarter of 2000, related primarily to additions to construction in progress for the initial construction of the Card Club.

             Cash provided by financing activities during the first three months of 2001 consists of proceeds received upon the exercise of stock options of $34,312 and proceeds received on the advance from the Minnesota Horsemen’s Benevolent and Protective Association (the “MHBPA”) of $88,911. Cash provided by financing activities during the first three months of 2000 consisted of proceeds received upon the exercise of stock options of $253,150, offset by payments on the advance from the MHBPA of $22,171.

             The Company is required by statute to segregate a portion of funds received from revenues in the Card Club and wagering on simulcast and live horse races for future payment as purses for live horse races at the Racetrack or other uses of Minnesota’s horsepersons associations.  Pursuant to an agreement with the MHBPA, during the three months ended March 31, 2001 and 2000, the Company transferred into a trust account for these purposes or paid directly to the MHBPA approximately $500,000 and $300,000 respectively.  At March 31, 2001, the Company had an additional liability to MHBPA of $511,966.  This liability will be paid in 2001, including interest earned at the prime lending rate, in accordance with the agreement with the MHBPA.

             The Company has a credit agreement with Bremer Bank.  Borrowings under the credit agreement include a commercial revolving credit line providing for maximum advances of $2,250,000 with interest at the prime rate.  The Company had no borrowings under the line of credit at March 31, 2001 or December 31, 2000.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of March 31, 2001.

             Cash balances at March 31, 2001 were $3,292,468 compared to $1,198,849 at December 31, 2000.  The Company believes that funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2001.

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

             The expansion of the Card Club is expected to contribute positively to operating results upon its completion in May 2001.  Management expects levels of attendance and handle for live and simulcast racing will be approximately the same as levels experienced the last several years, although the higher purse rates drawing better quality horses could increase attendance compared to the year 2000.  The Company continues to pursue special events and to market its facility as a venue for large outdoor and indoor events.

             Management intends to continue pursuing legislation for additional sources of revenue.  These efforts could result in increased legislative related expenses in the future.

Factors Affecting Future Performance:

             From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future financial performance, business activities or plans which are typically preceded by the words “believes,” “expects,” “anticipates,” “intends” or similar expressions.  For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws.  Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could cause actual performance, activities or plans to differ significantly from those indicated in the forward-looking statements.  Such risks and uncertainties include, but are not limited to: fluctuations in attendance at the Racetrack, changes in the level of wagering by patrons, continued interest in the unbanked card games offered at the Card Club, legislative and regulatory changes, the impact of wagering products and technologies introduced by competitors; upward pressure on salary and benefit expense due to the tight labor market; the general health of the gaming sector; higher than expected expense related to new marketing initiatives; and other factors discussed from time to time in the Company’s filings with the Securities and Exchange Commission.

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

Canterbury Park Holding Corporation

Dated: May 15, 2001	/s/ Randall D. Sampson
Randall D. Sampson,
President, Chief Executive Officer and Treasurer