Form 10QSB
period 2001-06-30
CANTERBURY PARK HOLDING CORP
filed 2001-08-14
CIK 926761

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

(Mark One)

XXX	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO __________.

Commission File Number 0-24554

Canterbury Park Holding Corporation

(Exact name of business issuer as specified in its charter)

Minnesota	41-1775532

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1100 Canterbury Road, Shakopee, Minnesota	55379

(Address of principal executive offices)	(Zip Code)

(612) 445-7223

(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.   YES  __X__  NO  ____

The Company had 3,489,332 shares of common stock, $.01 par value per share, outstanding as of August 8, 2001.

Canterbury Park Holding Corporation

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND DECEMBER 31, 2000

	June 30, 2001	December 31, 2000
ASSETS

CURRENT ASSETS
Cash	$2,410,870	$1,198,849
Accounts receivable	286,230	306,852
Inventory	169,248	106,381
Deposits	20,000	24,500
Prepaid expenses	354,619	267,425
Income tax refund receivable	303,220

Total current assets	3,544,187	1,904,007

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $5,849,832 and $5,361,567, respectively	12,653,697	11,334,404

DEFERRED TAX ASSET		79,100

	$16,197,884	$13,317,511

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,781,393	$930,597
Card club accruals	793,846	817,812
Accrued wages and payroll taxes	945,177	666,495
Accrued interest	24,155	11,705
Advance from MHBPA	371,304	423,055
Accrued property taxes	265,165	292,546
Income taxes payable		204,840
Payable to horsepersons	189,728	207,818
Deferred tax liability	122,000

Total current liabilities	5,492,768	$3,554,868

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 3,489,332 and 3,473,832, respectively, shares issued and outstanding	34,893	34,738
Additional paid-in capital	10,050,665	9,965,017
Accumulated earnings (deficit)	619,558	(237,112)

Total stockholders’ equity	10,705,116	9,762,643

	$16,197,884	$13,317,511

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
PERIODS ENDED JUNE 30, 2001 AND 2000

	Three Months Ended June 30		Six Months Ended June 30

	2001	2000	2001	2000

OPERATING REVENUES:
Pari-mutuel	$4,808,598	$4,527,572	$7,874,036	$7,570,711
Card Club	4,054,922	3,481,078	8,028,325	3,481,078
Concessions	1,236,489	1,141,962	1,929,727	1,535,040
Admissions and parking	219,734	185,019	255,567	191,259
Programs and racing forms	210,392	189,247	337,175	317,235
Other operating revenue	164,415	129,374	303,966	318,267

	10,694,550	9,654,252	18,728,796	13,413,590

OPERATING EXPENSES:
Pari-mutuel expenses
Statutory purses	1,915,621	1,760,990	2,641,283	2,054,822
Host track fees	559,018	551,758	1,047,746	1,050,014
Pari-mutuel taxes	58,822	39,645	95,298	74,306
Minnesota breeders’ fund	283,637	268,650	493,192	429,030
Salaries and benefits	4,109,399	3,761,225	7,415,655	4,817,192
Cost of concession sales	497,142	453,641	837,352	561,991
Cost of publication sales	276,710	247,181	421,859	391,767
Depreciation and amortization	257,361	261,241	488,265	436,384
Utilities	241,007	279,956	534,812	457,413
Repairs, maintenance and supplies	534,121	546,053	696,764	675,002
Property taxes	37,868	64,532	91,511	131,932
Advertising and marketing	678,039	756,005	901,552	912,309
Other operating expenses	1,020,411	1,072,085	1,596,769	1,527,014

	10,469,156	10,062,962	17,262,059	13,519,176

NONOPERATING (EXPENSES) REVENUES:
Interest expense	(6,190)	(25,053)	(12,450)	(34,383)
Other, net	21,596	22,875	40,133	42,848

	15,406	(2,178)	27,683	8,465

INCOME (LOSS) BEFORE INCOME TAX	240,800	(410,888)	1,494,420	(97,121)

INCOME TAX (EXPENSE) BENEFIT (Note 1)	(107,750)	159,000	(637,750)	23,000

NET INCOME (LOSS)	$133,050	$(251,888)	$856,670	$(74,121)

BASIC NET INCOME (LOSS) PER COMMON SHARE (Note 1)	$.04	$(.07)	$.25	$(.02
				)

DILUTED NET INCOME (LOSS) PER COMMON SHARE (Note 1)	$.04	$(.07)	$.23	$(.02)

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED JUNE 30, 2001 AND 2000

	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$856,670	$(74,121)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	488,265	436,384
Decrease (increase) in accounts receivable	20,622	(12,596)
Increase in other current assets	(145,561)	(424,975)
Decrease in income taxes payable	(508,060)	(70,000)
Increase in accounts payable and accrued expenses	2,105,512	1,968,574
(Decrease) increase in payable to horsepersons	(18,090)	27,295
Increase in accrued interest	12,450	6,757
Decrease in deferred tax asset	216,310	40,000
(Decrease) increase in accrued property taxes	(27,381)	1,434

Net cash provided by operations	3,000,737	1,818,752

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,807,558)	(3,051,245)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	70,593	331,575
Payment on advance from MHBPA, net	(51,751)	(62,005)
Proceeds from construction loan		1,064,169

Net cash provided by financing activities	18,842	1,333,739

NET INCREASE IN CASH	1,212,021	101,246

CASH AT BEGINNING OF PERIOD	1,198,849	1,350,052

CASH AT END OF PERIOD	$2,410,870	$1,451,298

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED JUNE 30, 2001 AND 2000

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies is included in the notes to consolidated financial statements in the 2000 Annual Report on form 10-KSB.

Income Taxes - Income tax expense is computed by applying the estimated annual effective tax rate to the year-to-date income

Unaudited Financial Statements - The consolidated balance sheet as of June 30, 2001, the consolidated statements of operations for the three and six months ended June 30, 2001 and 2000, the consolidated statements of cash flows for the six months ended June 30, 2001 and 2000, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.

Net Income Per Share – Basic net income per common share is based on the weighted average number of common shares outstanding during each year. The weighted average number of common shares outstanding for the three and six month periods ended June 30, 2001 were 3,483,742 and 3,481,624, respectively. The weighted average number of common shares outstanding for the three and six month periods ended June 30, 2000 were 3,456,059 and 3,438,884, respectively. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options. After considering the dilutive effect of stock options outstanding, the weighted average shares used to calculate diluted earnings per share for the three and six month periods ended June 30, 2001 were 3,744,614 and 3,734,871, respectively. The weighted average shares used to calculate diluted earnings per share for the three and six month periods ended June 30, 2000 were 3,728,658 and 3,693,094, respectively.

2.	BANK BORROWINGS

The Company has a general credit and security agreement with Bremer Bank, including a commercial revolving credit line which provides for maximum advances of $2,250,000 with interest at the prime rate. The Company had no borrowings under this credit line at June 30, 2001. The Company also entered into a construction loan agreement with Bremer Bank on April 20, 2000. The construction loan was converted into a five year installment loan in August 2000 at the maximum principal amount of the loan of $1,587,000. The loan was paid off in December 2000. Advances on this construction loan totaled $1,064,169 at June 30, 2000. The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements as of June 30, 2001. Management believes that funds available under this credit and security agreement, along with funds generated from simulcast and card club operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2001.

3.			OPERATING SEGMENTS

During the first six months of 2001 and 2000, the Company had three reportable operating segments: horse racing, card club and concessions. The card club segment includes operations of the Canterbury Card Club. The horse racing segment includes simulcast and live horse racing operations, and the concessions segment provides concessions during simulcast and live racing, in the card club, and during special events. The Company’s reportable operating segments are strategic business units that offer different products and services. They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services. The horse racing and card club segments are regulated by the State of Minnesota Racing Commission.

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

The following tables provide information about the Company’s operating segments (in 000’s):

	Six Months Ended June 30, 2001

	Horse Racing	Card Club	Concessions	Total

Revenues from external customers	$8,752	$8,028	$1,949	$18,729

Intersegment revenues	306		619	925

Net interest expense	(28)			(28)

Depreciation and amortization	275	213		488

Segment income (loss) before income taxes	4	1,490	73	1,567

Segment Assets	$11,580	$4,516	$686	$16,782

	Six Months Ended June 30, 2001

	Horse Racing	Card Club	Concessions	Total

Revenues from external customers	$8,322	$3,539	$1,553	$13,414

Intersegment revenues	306		265	571

Net interest expense	(24)	15		(9)

Depreciation and amortization	354	82		436

Segment income (loss) before income taxes	200	(297)	(83)	(180)

Segment Assets	$10,917	$2,434	$576	$13,927

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Six Months Ended June 30,2001	Six Months Ended June 30,2000

Revenues
Total revenue for reportable segments	$19,654	$13,985
Elimination of intersegment revenues	(925)	(571)

Total consolidated revenues	18,729	13,414

Income (loss) before income taxes
Total segment income (loss before income taxes	$1,567	$(180)
Elimination of intersegment (income) loss before income taxes	(73)	83

Total consolidated income (loss) before income taxes	1,494	(97)

	June 30, 2001	December 31, 2000

Assets
Total assets for reportable segments	$16,782	$13,811
Elimination of intercompany receivables	(584)	(493)

Total consolidated assets	16,198	13,318

4.	CONTINGENCIES

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

Litigation – The Company is periodically involved in various legal actions arising in the normal course of business. At June 30, 2001, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

5.	CURRENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indictor; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective for fiscal years beginning after December 15, 2001, goodwill will no longer be subject to amortization.

Although it is still reviewing the provisions of these Statements, management’s preliminary assessment is that these statements will not have a material impact on the Company’s financial position or results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS

General

             Canterbury Park Holding Corporation (the “Company”) owns and operates Canterbury Park Racetrack and Card Club in Shakopee, Minnesota.  The business of the Company includes pari-mutuel horse racing, unbanked card games, and food and beverage operations, as well as facility rental for special events and vehicle storage.  The Company’s revenues for the three and six month periods ended June 30, 2001 and June 30, 2000 were derived primarily from card club activities and pari-mutuel take-out on horse races simulcast year-round to Canterbury Park from racetracks throughout the country.

             The Racetrack is the only pari-mutuel horse racing facility in the State of Minnesota.  The Racetrack earns revenues from pari-mutuel take-out on races simulcast year-round to Canterbury Park from racetracks throughout the country and from live race meets featuring thoroughbred and quarter horse racing.  Live race meets commence in the month of May and conclude in September.  During live race meets, the Company televises its races to out-of-state racetracks around the country and earns additional pari-mutuel revenue on wagers placed at out-of-state racetracks.

             The Canterbury Card Club (the “Card Club”) is the only facility in the State of Minnesota given the legislative authority to host unbanked card games in which players compete against each other and not against the house.  The Company receives a percentage of wagers from the players as compensation for providing the Card Club facility and services.  Card Club operations commenced on April 19,2000.  The Card Club is open twenty-four hours a day, seven days a week.

             The Company also generates revenues from admissions, parking, publication sales, advertising and other sources.

             The Minnesota Racing Commission is authorized by Minnesota law to regulate Card Club operations.  The law requires that up to 14% of the gross revenue generated by the Card Club be paid to the Racetrack’s purse fund and the State of Minnesota Breeders’ Fund.  The original 15,828 square foot Card Club, constructed within the Racetrack grandstand facility, was completed on schedule in mid-April 2000 and provided room for approximately 40 tables.  In May 2001, the Company completed construction of an expansion of the Card Club to create space for 50 tables, the maximum allowed by Minnesota law.  The total cost of approximately $1.3 million for the expansion and related furniture, fixtures and equipment was funded with cash flows from operations.

Results of Operations for the Six Months Ended June 30, 2001 and June 30, 2000

             Total operating revenues increased approximately $5.3 million or 39.6% during the six months ended June 30, 2001 compared to the six months ended June 30, 2000, and increased approximately $1.0 million or 10.8% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000.

             Total pari-mutuel revenues increased 4.0% in the six month period ended June 30, 2001 compared to the same period in 2000, attributable to higher handle due primarily to two additional live race days in the 2001 six month period. Total handle for the six months ended June 30, 2001 is up $1.5 million or 3.8% compared to total handle during the six-month period in 2000. On-track live handle increased $818,000 compared to the same period in 2000 due to the two additional live race days and an increase in the average daily on-track live handle to approximately $261,000 per day from approximately $248,000 per day in 2000.  Out-of-state live handle increased $614,000 or 17.6% compared to the same period last year. Total handle wagered on simulcast races year-to-date in 2001 is up $72,000 or .2% compared to year-to-date June 30, 2000.  See the “Summary of Operating Data” below

             Summary of Operating Data:

	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000

Racing Days
Simulcast only days	156	159
Live and simulcast days	25	23

Total Racing Days	181	182

On-Track Handle
Simulcast only days	$24,619,000	$25,110,000
Live and simulcast days
Live racing	6,518,000	5,700,000
Simulcast racing	5,899,000	5,336,000
Out-of-state Live Handle	4,111,000	3,497,000

Total Handle	$41,147,000	$39,643,000

On-Track Average Daily Handle
Simulcast only days	$157,814	$157,925
Live and simulcast days	496,680	479,826

             Card Club revenues were $8.0 and $4.1 million for the six-month and three-month periods ended June 30, 2001, representing increases of 130.6% and 16.5%, respectively.  This represented 42.9% and 37.9% of total revenues for the six-month and three-month periods ended June 30, 2001, respectively.  The year-to-date increase is primarily due to an increased number of days of operation in 2001, compared to 2000.  The Card Club commenced operations on April 19, 2000, operating 73 days in the second quarter of 2000, compared to 181 days in the first half of 2001.

             Concession sales for the six-month and three-month periods ended June 30, 2001 increased 25.7% and 8.3%, respectively, compared to the same periods in 2000 due to the additional days of Card Club operations and two additional live race days in the 2001 periods.

             Total operating expenses increased 27.7% during the six month period ended June 30, 2001 compared to the six month period ended June 30, 2000, and 4.0% during the three months ended June 30, 2001 compared to the three month period ended June 30, 2000.  The increases in the six-month and three-month periods are due primarily to salaries and benefits and operating costs of the Card Club, which opened April 19, 2000, and to higher pari-mutuel expenses attributable to higher handle and Card Club revenues.

             Pari-mutuel expenses have increased 18.6% and 7.5%, respectively, during the six and three month periods of 2001 compared to 2000, due primarily to purse expense attributable to the Card Club.  Approximately 13.1% of the year-to-date increase and 2.9% of the quarterly increase is due to amounts payable to the horsemen and the Minnesota Breeders’ Fund due to higher Card Club revenue in the 2001 period.  The remainder of the increases are due to higher on-track live and simulcast handle in 2001 compared to 2000.

             Under Minnesota law, the Company is required to pay 10% of the first $6 million of gross Card Club revenues as purse monies.  After meeting the $6,000,000 threshold, the Company must pay 14% of gross Card Club revenues as purse monies.  Each year the Company estimates an annual effective rate for purse money payments which is applied to gross Card Club revenues throughout the year.  Estimated revenues for 2001 are higher than 2000 due to a full year of operation of the Card Club.  Therefore the overall effective rate in 2001 is higher than during the year 2000.  Of funds allocated for purses, the Company pays 10% of the purse monies to the State of Minnesota Breeders’ Fund.  The remaining 90% of the purse monies is divided between thoroughbred (90%), quarterhorse (9%) and standardbred (1%) purse funds.

             Salaries and benefit expenses increased by approximately $2.6 million or 53.9% for the six-month period ended June 30, 2001 compared to the same period in 2000.  Salaries and benefit expenses increased by approximately $348,000 or 9.3% for the three month period compared to 2000.  The commencement of Card Club operations on April 19, 2000 is the primary reason for the increase in the six-month period.  While significant labor was required prior to the opening of the Card Club to hire and train over 300 employees of the Card Club, the 2001 period includes 181 days of 24/7 operation of the Card Club, while the 2000 period includes only 73 days of operation.  New employees hired in the second quarter of 2000 were generally not eligible for participation in benefit plans until the third quarter of 2000.  Employees who qualify for benefit plans were fully participating during the six-month period ended June 30, 2001.  Two additional live race days in 2001 also increased salary expense.  The increase in salary and benefit expenses for the second quarter is attributable to the additional days of 24/7 operation, two additional live race days and increased benefit expenses.

             Nonoperating revenues increased during the six-month and three-month periods ended June 30, 2001 compared to the same periods in 2000.  Net interest income increased due to higher cash balances in bank deposit accounts at the same time that interest expense decreased due to the pay off of a short-term construction loan in December 2000.  The Company paid interest on a short-term construction loan totaling approximately $15,000 during the six-month period ended June 30, 2000.

             Income before income taxes was $1,494,420 for the six months ended June 30, 2001 compared to a loss before income taxes of ($97,121) for the six months ended June 30, 2000.  After income tax expense of $637,750 for the six months ended June 30, 2001, net income was $856,670 in 2001 compared to a net loss of ($74,121) in 2000.  The income before income taxes for the quarter ended June 30, 2001 was $240,800 compared to a loss before income taxes of ($410,888) for the quarter ended June 30, 2000.  After income tax expense of $107,750 in the second quarter of 2001, net income was $133,050 compared to a net loss of ($251,888) for the second quarter of 2000.

Liquidity and Capital Resources

             During the period January 1, 2001 through June 30, 2001, cash provided by operating activities was $3,000,737, which resulted principally from an increase in accounts payable and accrued expenses of $2,105,512, net income of $856,670 and depreciation and amortization of $488,265. These items were partially offset by a decrease in income taxes payable of $508,060, and an increase in other current assets of $145,561.

             The increase in accounts payable and accrued expenses is due primarily to increases in amounts payable related to the live race meet and to an increase in accrued salaries and benefits of $279,000 attributable to the addition of seasonal staff at June 30, 2000 for the live race meet.

             Net cash used in investing activities for the first six months of 2001 was approximately $1.8 million resulting primarily from the expansion to the Card Club, the acquisition of related furniture and equipment and improvements to the grandstand building.  During the six-month period ended June 30, 2000, investments in building improvements and equipment, primarily related to the original construction of the Card Club facility, were approximately $3.1 million.

             During the period January 1, 2001 through June 30, 2001, cash provided by financing activities was $18,842, representing $70,593 due to the exercise of stock options during 2001 partially offset by net payments on advances from the MHBPA of $51,751.  During the period January 1, 2000 through June 30, 2000, cash provided by financing activities was $1,333,739, resulting primarily from proceeds from a construction loan from Bremer Bank of $1,064,169.  In addition, exercises of stock options during the first quarter of 2000 provided cash flows from financing activities of $331,575, which were partially offset by net payments on advances from the MHBPA of $62,005.

             The Company is required by statute to segregate purse funds received from wagering on simulcast races, live horse races and card playing for future payment as purses for live horse races at the Racetrack or other uses of Minnesota’s horsepersons’ association.  Pursuant to an agreement with the Minnesota Horseman’s Benevolent and Protective Association, Inc. (“MHBPA”), during the six months ended June 30, 2001 and 2000, the Company transferred into a trust account or paid directly to the MHBPA approximately $2,300,000 and $1,900,000, respectively.  At June 30, 2001, the Company had an additional $371,304 liability to the MHBPA which will be paid with interest in 2001 in accordance with the agreement.

             The Company renewed its general credit and security agreement with Bremer Bank, a financial institution located in South Saint Paul, Minnesota on April 30, 2001.  The agreement continues to provide the Company with a commercial revolving credit line with maximum advances of $2,250,000 and interest at the prime rate until April 20, 2003.  The Company had no borrowings under the line of credit at June 30, 2001 or December 31, 2000.

             On April 20, 2000, Bremer Bank provided the Company with commitments for two installment loans to fund construction of the Card Club.  The first loan commitment was to provide funding for approximately 75% of the construction costs of the Card Club at a floating rate of prime plus .25%.  The Company made draws on the construction loan of $1,064,169 through June 30, 2000.  The final draws on the construction loan occurred in August 2000, at which point the construction loan converted to a conventional five year installment loan with a principal amount of $1,586,750.  The variable interest rate on this loan during the period of construction was prime plus .25% or 9.75% at June 30, 2000.   The second installment loan commitment was for $290,700 to fund approximately 50% of the acquisition costs of furniture, fixtures, and equipment related to the Card Club.  The Company used current cash flow to fund the acquisition costs of these assets and has elected to allow the commitment to expire in August 2000.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of June 30, 2001.

             Cash at June 30, 2001 was $2,410,870 compared to $1,198,849 at December 31, 2000.The Company believes that the funds from operations together with funds available under its $2,250,000 line of credit with Bremer Bank will be sufficient to satisfy its liquidity and capital resource requirements for the next twelve months.

Operating Plan:

             At June 30, 2001, the Company was in the middle of its 61-day 2001 live race meet featuring both thoroughbred and quarter horse racing.  The Company also plans to conduct two days of live harness racing on September 22nd and 23rd.

             The Company’s expansion of the Card Club in May 2001 nearly doubled the Company’s capacity for casino table games and the Company regularly assesses the introduction of additional casino table games.  The Company introduced “Casino War”, “Caribbean Stud”, and “Let It Ride” in 2001.  The Company began an aggressive marketing campaign in the third quarter of 2001 to promote its table games business.

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

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 2.	Changes in Securities

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June 7, 2001. Shareholders reelected the following directors for a one year term: Brian C. Barenscheer, Gibson Carothers, Terence McWilliams, Carin Offerman, Curtis A. Sampson, Randall D. Sampson, and Dale H. Schenian. Not less than 3,131,302 shares were voted in favor of the reelection of each of the directors (approximately 99.8% of all shares voting).

In addition, the shareholders approved by a vote of 3,093,197 in favor and 41,185 opposed an amendment to the Company’s Employee Stock Purchase Plan to increase the number of shares available to be issued under the Plan from 100,000 shares to 250,000 shares.

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

None

SIGNATURES

                                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: August 13, 2001	/s/ Randall D. Sampson

Randall D. Sampson, President, Chief Executive Officer and Treasurer