Form 10QSB
period 2001-09-30
CANTERBURY PARK HOLDING CORP
filed 2001-11-14
CIK 926761

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO________.

Commission File Number 0-24554

Canterbury Park Holding Corporation
(Exact name of business issuer as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1775532 (IRS Employer Identification No.)

1100 Canterbury Road, Shakopee, Minnesota (Address of principal executive offices)	55379 (Zip Code)

(612) 445-7223
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒   NO  ☐

The Company had 3,529,324 shares of common stock, $.01 par value per share, outstanding as of November 8, 2001.

Canterbury Park Holding Corporation

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

	September 30, 2001	December 31, 2000
ASSETS

CURRENT ASSETS
Cash	$1,222,078	$1,198,849
Accounts receivable	294,364	306,852
Receivable from MHBPA	516,845
Inventory	119,268	106,381
Deposits	20,000	24,500
Prepaid expenses	245,086	267,425
Income tax refund receivable	266,770
Total current assets	2,684,411	1,904,007

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $6,144,624 and $5,361,567, respectively	12,656,809	11,334,404

DEFERRED TAX ASSET		79,100
	$15,341,220	$13,317,511

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,354,025	$930,597
Card club accruals	985,195	817,812
Accrued wages and payroll taxes	1,200,100	666,495
Accrued interest	18,524	11,705
Advance from MHBPA		423,055
Accrued property taxes	310,921	292,546
Income taxes payable		204,840
Payable to horsepersons	171,211	207,818
Deferred tax liability	156,000
Total current liabilities	$4,195,976	$3,554,868

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 3,504,332 and 3,473,832, respectively, shares issued and outstanding	35,043	34,738
Additional paid-in capital	10,112,540	9,965,017
Accumulated earnings (deficit)	997,661	(237,112)
Total stockholders’ equity	11,145,244	9,762,643
	$15,341,220	$13,317,511

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

	Three Months Ended September 30		Nine Months Ended September 30

2001

2000

2001

2000

OPERATING REVENUES:
Pari-mutuel	$5,393,147	$5,268,282	$13,267,182	$12,838,993
Card Club	4,556,552	4,066,769	12,584,877	7,547,847
Concessions	1,562,357	1,605,586	3,492,085	3,140,626
Admissions and parking	282,109	293,524	537,677	484,783
Programs and racing forms	203,457	202,090	540,632	519,325
Other operating revenue	199,002	259,459	502,968	577,726
	12,196,624	11,695,710	30,925,421	25,109,300

OPERATING EXPENSES:
Pari-mutuel expenses
Statutory purses	2,751,702	2,606,739	5,392,985	4,661,561
Host track fees	490,264	446,854	1,538,011	1,496,868
Pari-mutuel taxes	58,676	55,316	153,973	129,622
Minnesota breeders’ fund	316,531	299,489	809,723	728,519
Salaries and benefits	4,424,038	3,948,564	11,839,694	8,765,756
Cost of concession sales	597,114	572,038	1,434,466	1,134,029
Cost of publication sales	291,019	297,987	712,878	689,754
Depreciation and amortization	294,792	290,711	783,057	727,095
Utilities	347,119	306,109	881,931	763,522
Repairs, maintenance and supplies	344,623	299,755	1,041,387	974,757
Property taxes	45,755	64,532	137,266	196,464
Advertising and marketing	604,505	598,269	1,506,058	1,510,578
Other operating expenses	1,102,440	1,081,300	2,699,209	2,608,314
	11,668,578	10,867,663	28,930,638	24,386,839
NONOPERATING (EXPENSES) REVENUES:
Interest expense	(2,202)	(39,953)	(14,652)	(74,336)
Other, net	23,859	45,904	63,992	88,752
	21,657	5,951	49,340	14,416

INCOME BEFORE INCOME TAX	549,703	833,998	2,044,123	736,877
INCOME TAX (EXPENSE) BENEFIT (Note 1)	(171,600)	(353,900)	(809,350)	(330,900)

NET INCOME	$378,103	$480,098	$1,234,773	$405,977

BASIC NET INCOME PER COMMON SHARE (Note 1)	$.11	$.14	$.35	$.12

DILUTED NET INCOME PER COMMON SHARE (Note 1)	$.10	$.13	$.33	$.11

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,234,773	$405,977
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	783,057	727,095
Decrease (increase) in accounts receivable	12,488	(243,356)
Decrease (increase) in other current assets	13,952	(137,583)
(Decrease) increase in income taxes payable	(471,610)	97,019
Increase in accounts payable and accrued expenses	1,124,417	1,755,693
(Decrease) increase in payable to horsepersons	(36,607)	68,086
Increase in accrued interest	6,819	12,922
Decrease in deferred tax asset	272,960	83,900
Increase in accrued property taxes	18,375	65,966
Net cash provided by operations	2,958,624	2,835,719

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(2,105,462)	(3,722,844)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	109,967	389,294
Payment on advance from MHBPA, net	(939,900)	(487,596)
Proceeds from construction loan		1,452,078
Net cash provided by financing activities	(829,933)	1,353,776

NET INCREASE IN CASH	23,229	466,651

CASH AT BEGINNING OF PERIOD	1,198,849	1,350,052

CASH AT END OF PERIOD	$1,222,078	$1,816,703

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies is included in the notes to consolidated financial statements in the 2000 Annual Report on form 10-KSB.

Income Taxes - Income tax expense is computed by applying the estimated annual effective tax rate to the year-to-date income.

Unaudited Financial Statements - The consolidated balance sheet as of September 30, 2001, the consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000, the consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000, and the related information contained in these notes have been prepared by management without audit.  In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made.  Results for an interim period should not be considered as indicative of results for a full year.

Net Income Per Share – Basic net income per common share is based on the weighted average number of common shares outstanding during each year.  The weighted average number of common shares outstanding for the three and nine month periods ended September 30, 2001 were 3,494,060 and 3,485,815, respectively.  The weighted average number of common shares outstanding for the three and nine month periods ended September 30, 2000 were 3,454,898 and 3,441,586, respectively.  Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding.  The Company’s only potential common shares outstanding are stock options.  After considering the dilutive effect of stock options outstanding, the weighted average shares used to calculate diluted earnings per share for the three and nine month periods ended September 30, 2001 were 3,733,497 and 3,745,432, respectively.  The weighted average shares used to calculate diluted earnings per share for the three and nine month periods ended September 30, 2000 were 3,726,153 and 3,668,334, respectively.

2.     BANK BORROWINGS

        The Company has a general credit and security agreement with Bremer Bank, including a commercial revolving credit line which provides for maximum advances of $2,250,000 with interest at the prime rate.  The Company had no borrowings under this credit line at September 30, 2001.  The Company also entered into a construction loan agreement with Bremer Bank on April 20, 2000.  The construction loan was converted into a five-year installment loan in August 2000 at the maximum principal amount of the loan of $1,587,000.  The loan was paid off in December 2000.  Advances on this construction loan totaled $1,452,000 at September 30, 2000.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of September 30, 2001.  Management believes that funds available under this credit and security agreement, along with funds generated from simulcast and card club operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2001.

3.     OPERATING SEGMENTS

During the first nine months of 2001 and 2000, the Company had three reportable operating segments:  horse racing, card club and concessions.  The card club segment includes operations of the Canterbury Card Club.  The horse racing segment includes simulcast and live horse racing operations, and the concessions segment provides concessions during simulcast and live racing, in the card club, and during special events.  The Company’s reportable operating segments are strategic business units that offer different products and services.  They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services.  The horse racing and card club segments are regulated by the State of Minnesota Racing Commission.

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

The following tables provide information about the Company’s operating segments (in 000’s):

	Nine Months Ended September 30, 2001
	Horse Racing	Card Club	Concessions	Total

Revenues from external customers	14,815	12,585	3,525	30,925

Intersegment revenues	556		950	1,506

Net interest expense	(49)			(49)

Depreciation and amortization	427	356		783

Segment income (loss) before income taxes	(507)	2,553	179	2,225

Segment Assets	10,626	4,684	752	16,062

	Nine Months Ended September 30, 2000
	Horse Racing	Card Club	Concessions	Total

Revenues from external customers	$14,384	$7,548	$3,177	$25,109

Intersegment revenues	552		577	1,129

Net interest expense	(66)	52		(14)

Depreciation and amortization	540	187		727

Segment income before income taxes	101	636	163	900

Segment Assets	$10,927	$3,028	$652	$14,607

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

Revenues	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000
Total revenue for reportable segments	$32,431	$26,238
Elimination of intersegment revenues	(1,506)	(1,129)
Total consolidated revenues	30,925	25,109

Income (loss) before income taxes
Total segment income before income taxes	$2,225	$900
Elimination of intersegment income before income taxes	(181)	(163)
Total consolidated income before Income taxes	2,044	737

Assets	September 30, 2001	December 31, 2000
Total assets for reportable segments	$16,062	$13,811
Elimination of inter-company receivables	(721)	(493)
Total consolidated assets	15,341	13,318

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

The Company is periodically involved in various legal actions arising in the normal course of business.  At September 30, 2001, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

The Minnesota Department of Labor and Industry (DOL&I) is conducting an audit for the period April 10, 1999 through April 10, 2001 regarding compliance with the tip law sections of the Minnesota Fair Labor Standards Act.  At September 30, 2001, the Company has received no communications from the DOL&I regarding the disposition of their audit.  Management believes that the Company’s practices regarding tips are consistent with the requirements of Minnesota law.

5.     CURRENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets.  Major provisions of these Statements are as follows:  all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment at least annually, except in certain circumstances, and whenever there is an impairment indictor; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective for fiscal years beginning after December 15, 2001, goodwill will no longer be subject to amortization.

        Although the Company is still reviewing the provisions of these Statements, management’s preliminary assessment is that these statements will not have a material impact on the Company’s financial position or results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS

General

                Canterbury Park Holding Corporation (the “Company”) owns and operates Canterbury Park Racetrack and Card Club in Shakopee, Minnesota.  The primary businesses of the Company are pari-mutuel horse racing, hosting unbanked card games, and food and beverage operations.

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

                The Company also generates revenues from admissions, parking, publication sales, facility rental for special events, vehicle storage, advertising and other sources.

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

Results of Operations for the Nine Months Ended September 30, 2001 and September 30, 2000

                Total operating revenues increased approximately $5.8 million or 23.2% during the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, and increased $500,914 or 4.3% for the three months ended September 30, 2001 compared to the three months ended September 30, 2000.

                Total pari-mutuel revenues increased 3.3% in the nine month period ended September 30, 2001 compared to the same period in 2000, attributable to higher handle due primarily to three additional live race days in the 2001 nine month period. Total handle for the nine months ended September 30, 2001 is up $4.9 million or 7.0% compared to total handle during the nine month period in 2000. On-track live handle increased $341,000 compared to the same period in 2000 due to the one additional live thoroughbred race day, two days of live Harness racing and a slight increase in the average daily on-track live handle.  Out-of-state handle on live races increased $3.5 million or 35.8% compared to the same period last year. Total handle wagered on simulcast races year-to-date in 2001 is up $1.1 million or 2.4% compared to year-to-date September 30, 2000.  See the “Summary of Operating Data” below

      Summary of Operating Data:

	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000

Racing Days
Simulcast only days	210	214
Live and simulcast days	61	60
Harness days	2
Total Racing Days	273	274

On-Track Handle
Simulcast only days	$30,805,000	$31,107,000
Live and simulcast days
Live racing	16,014,000	15,673,000
Simulcast racing	14,510,000	13,151,000
Out-of-state Live Handle	13,105,000	9,647,000
Total Handle	$74,434,000	$69,578,000

On-Track Average Daily Handle
Simulcast only days	$146,690	$145,360
Live and simulcast days	484,508	480,400

                Card Club revenues were $12.6 and $4.6 million for the nine-month and three-month periods ended September 30, 2001, representing increases of 66.7% and 12%, respectively.  This represented 40.7% and 37.4% of total revenues for the nine-month and three-month periods ended September 30, 2001, respectively.  The year-to-date increase is primarily due to an increased number of days of operation in 2001, compared to 2000.  The Card Club commenced operations on April 19, 2000, operating 165 days in the first nine months of 2000, compared to 273 days in the first nine months of 2001.

                Concession sales for the nine-month period ended September 30, 2001 increased 11.2% compared to the same period in 2000 due to the additional days of Card Club operations. Concession sales for the three month period ended September 30, 2001 decreased 2.8% compared to the same period in 2000 primarily due to less on-track attendance during the unusual heat wave experienced in late July and August, 2001.

                Total operating expenses increased 18.6% during the nine month period ended September 30, 2001 compared to the nine month period ended September 30, 2000, and increased 7.4% during the three months ended September 30, 2001 compared to the three month period ended September 30, 2000.  The increases in the nine-month and three-month periods are due primarily to salaries and benefits and operating costs of the Card Club, which opened April 19, 2000, and to higher pari-mutuel expenses attributable to higher handle and Card Club revenues.

                Pari-mutuel expenses have increased 12.5% and 6.1%, respectively, during the nine and three month periods of 2001 compared to 2000, primarily due to purse expenses payable to the horsemen and the Minnesota Breeders’ Fund caused by higher Card Club revenues.  Under Minnesota law, the Company is required to pay 10% of the first $6 million of gross Card Club revenues as purse monies.  After meeting the $6,000,000 threshold, the Company must pay 14% of gross Card Club revenues as purse monies.  Each year the Company estimates an annual effective rate for purse money payments which is applied to gross Card Club revenues throughout the year.  Estimated revenues for 2001 are higher than 2000 due to a full year of operation of the Card Club.  Therefore the overall effective rate in 2001 is higher than during the year 2000.  Of funds allocated for purses, the Company pays 10% of the purse monies to the State of Minnesota Breeders’ Fund.  The remaining 90% of the purse monies is divided between thoroughbred (90%), quarterhorse (9%) and standardbred (1%) purse funds. The remainder of the increases are due to higher on-track live and simulcast handle in 2001 compared to 2000.

                Salaries and benefit expenses increased by approximately $3.1 million or 35.1% for the nine-month period ended September 30, 2001 compared to the same period in 2000.  Salaries and benefit expenses increased by approximately $475,474 or 12% for the three month period compared to 2000.  The commencement of Card Club operations on April 19, 2000 is the primary reason for the increase in the nine-month period.  While significant labor was required prior to the opening of the Card Club to hire and train over 300 employees of the Card Club, the 2001 period includes 273 days of 24/7 operation of the Card Club, while the 2000 period includes only 165 days of operation.  New employees hired in the second quarter of 2000 were generally not eligible for participation in benefit plans until the middle of the third quarter of 2000.  Employees who qualify for benefit plans were fully participating during the nine-month period ended September 30, 2001.  One additional live race day and the Harness weekend in 2001 also increased salary expense.  The increase in salary and benefit expenses for the third quarter is attributable to the Card Club expansion which included 10 additional tables, and overall increases in pay rates and benefit expenses.

Non-operating revenues increased during the nine-month and three-month periods ended September 30, 2001 compared to the same periods in 2000.  Interest expense decreased due to the pay off of a short-term construction loan in December 2000.  The Company paid interest on a short-term construction loan totaling approximately $52,400 during the nine-month period ended September 30, 2000.

                Income before income taxes was $2,044,123 for the nine months ended September 30, 2001 compared to $736,877 for the nine months ended September 30, 2000.  After income tax expense of $809,350 for the nine months ended September 30, 2001, net income was $1,234,773 in 2001 compared to net income of $405,977 in 2000.  The income before income taxes for the quarter ended September 30, 2001 was $549,703 compared to $833,998 for the quarter ended September 30, 2000.  After income tax expense of $171,600 in the third quarter of 2001, net income was $378,103 compared to net income of $480,098 for the third quarter of 2000.

Liquidity and Capital Resources

                During the period January 1, 2001 through September 30, 2001, cash provided by operations was $2,958,624, which resulted principally from an increase in accounts payable and accrued expenses of $1,124,417, net income of $1,234,773 and depreciation and amortization of $783,057. These items were partially offset by a decrease in income taxes payable of $471,610.

                The increase in accounts payable and accrued expenses is due primarily to increases in amounts payable related to the live race meet and to an increase in accrued salaries and benefits of $533,605 attributable to a timing difference created by the quarter-end cutoff.

                Net cash used in investing activities for the first nine months of 2001 was approximately $2.1 million resulting primarily from the expansion of the Card Club, the acquisition of related furniture and equipment and improvements to the grandstand building.  During the nine-month period ended September 30, 2000, investments in building improvements and equipment, primarily related to the original construction of the Card Club facility, were approximately $3.7 million.

                During the period January 1, 2001 through September 30, 2001, cash used by financing activities was $829,933 representing net payments to the MHBPA of $939,900 which were offset by $109,967 provided from the exercise of stock options.  During the period January 1, 2000 through September 30, 2000, cash provided by financing activities was $1,353,776, resulting primarily from proceeds from a construction loan from Bremer Bank of $1,452,078.  In addition, exercises of stock options during the first nine months of 2000 provided cash flows from financing activities of $389,294, which were offset by net payments on advances from the MHBPA of $487,596.

                The Company is required by statute to segregate purse funds received from wagering on simulcast races, live horse races and card playing for future payment as purses for live horse races at the Racetrack or other uses of Minnesota’s horsepersons’ associations.  Pursuant to an agreement with the Minnesota Horseman’s Benevolent and Protective Association, Inc. (“MHBPA”), during the nine months ended September 30, 2001 and 2000, the Company transferred into a trust account or paid directly to the MHBPA approximately $5,596,000 and $4,467,000, respectively.  At September 30, 2001, the MHBPA owed the Company $516,845 which will be paid during the fourth quarter.

                The Company renewed its general credit and security agreement with Bremer Bank, a financial institution located in South Saint Paul, Minnesota on April 30, 2001.  The agreement continues to provide the Company with a commercial revolving credit line with maximum advances of $2,250,000 and interest at the prime rate until April 20, 2003.  The Company had no borrowings under the line of credit at September 30, 2001 or December 31, 2000.

                On April 20, 2000, Bremer Bank provided the Company with commitments for two installment loans to fund construction of the Card Club.  The first loan commitment was to provide funding for approximately 75% of the construction costs of the Card Club at a floating rate of prime plus .25%.  The Company made draws on the construction loan of $1,452,000 through September 30, 2000.  The final draws on the construction loan occurred in August 2000, at which point the construction loan converted to a conventional five-year installment loan with a principal amount of $1,586,750.  The variable interest rate on this loan during the period of construction was prime plus .25% or 9.75% at June 30, 2000.   The second installment loan commitment was for $290,700 to fund approximately 50% of the acquisition costs of furniture, fixtures, and equipment related to the Card Club.  The Company used current cash flow to fund the acquisition costs of these assets and elected to allow the commitment to expire in August 2000.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of September 30, 2001.

                Cash at September 30, 2001 was $1,222,078 compared to $1,198,849 at December 31, 2000. The Company believes that the funds from operations together with funds available under its $2,250,000 line of credit with Bremer Bank will be sufficient to satisfy its liquidity and capital resource requirements for the next twelve months.

Operating Plan:

                At September 30, 2001, the Company had completed its 61-day 2001 live race meet featuring both thoroughbred and quarter horse racing.  The Company also completed two days of live harness racing on September 22nd and 23rd.

                The Company’s operating plan for the Card Club is to continue to operate on a 24/7 basis.  The Company introduced “Caribbean Stud”, and “Let It Ride” during the fourth quarter of 2000.  In addition, it introduced “Three Card Poker” in the second quarter of 2001. The Company also began an advertising campaign in the third quarter of 2001 to promote its table games business.

                During the fourth quarter of 2000, the Company purchased a 17,400 square foot temporary structure referred to as the “Paddock Pavilion”.  This fully heated facility was constructed to accommodate trade shows, large corporate outings and small to mid-sized conventions which may, or may not be, associated with horse racing or the Card Club.  The Paddock Pavilion will allow the Company to maintain its special event business despite the reduction of square footage for these events due to expansion of the Card Club.

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

                                Not Applicable.

Item 5.                    Other Information

                                Not Applicable

Item 6.                    Exhibits and Reports on Form 8-K

                                Not Applicable

SIGNATURES

                                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: November 13, 2001	/s/ Randall D. Sampson
Randall D. Sampson, President, Chief Executive Officer and Treasurer