Form 10KSB40
period 2001-12-31
CANTERBURY PARK HOLDING CORP
filed 2002-04-01
CIK 926761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from           to

Commission File Number:  0-24554

CANTERBURY PARK HOLDING CORPORATION

(Name of small business issuer in its charter)

Minnesota	41-1775532
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Canterbury Road Shakopee, MN 55379
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (952) 445-7223

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

YES  ☒  NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.          ☒

The Company’s operating revenues for its most recent fiscal year were $39,492,037.

On March 19, 2002, the Company had 3,540,124 shares of common stock, $.01 par value, outstanding.

The aggregate market value of the shares of voting stock held by non-affiliates of the Company (persons other than directors and officers) computed at the NASDAQ closing price of $8.69 per share on March 19, 2002 was approximately $13,770,000.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Proxy Statement for its 2002 Annual Meeting of Shareholders, to be held on June 6, 2002, is incorporated by reference into Part III of this Form 10-KSB.

CANTERBURY PARK HOLDING CORPORATION

FORM 10-KSB ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2001

Item 1.    DESCRIPTION OF BUSINESS

(a)           BUSINESS DEVELOPMENT

Canterbury Park Holding Corporation (the “Company”) hosts pari-mutuel wagering on live Thoroughbred and Quarter Horse racing at its facilities in Shakopee, Minnesota (the “Racetrack”) and pari-mutuel wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”).  In addition, the Company is the only facility in the State of Minnesota authorized by law to host “unbanked” card games, in which the players compete against each other and not against the house.  The Company also derives revenues from related services and activities, such as concessions, parking, admissions and programs, and from other entertainment events held at the Racetrack.

The Company was incorporated under the laws of Minnesota on March 24, 1994 and acquired the Racetrack on March 29, 1994.  On May 6, 1994 the Company commenced simulcasting operations, which now are generally conducted seven days per week.  Beginning in May 1995, the Company began hosting annual live horse racing (“live meets”) and related pari-mutuel wagering on a seasonal basis, generally from mid May to late August or early September.

On April 19, 2000, the Company opened its Canterbury Card Club (the “Card Club”).  At the Card Club patrons compete against each other in various unbanked card games.  The Card Club operates under the authority of legislation adopted in May 1999 by the Minnesota legislature (the “Card Club Legislation”) and is regulated by the Minnesota Racing Commission.  Under the Card Club Legislation, the Company is authorized to host up to 50 tables where card games are played and receives a percentage of the wagers or a fee from the players as its revenue for providing the facility and services.  The Card Club Legislation requires that the Racetrack’s purse fund and the State of Minnesota Breeders’ Fund receive a total of 10% to 14% of the gross revenue generated by the Card Club.

(b)           BUSINESS OF ISSUER

(i)            Card Club Operations

The Card Club is open 24 hours per day, seven days per week, offering two types of unbanked card games: poker games and table games.

Poker games, including Texas Hold ‘Em, 7-Card Stud and Omaha, with table limits ranging between $2 and $60, are offered on a maximum of 31 tables currently available in the poker room.  In poker games, the sponsor is allowed to deduct a percentage from the accumulated wagers and impose other charges for hosting the activity, but does not have an interest in the outcome of a game.  The sponsor may add additional prizes, awards, or money to any game for promotional purposes.  In the Canterbury Card Club, a dealer, employed by the Company, regulates the play of the game at each table and deals the cards, but does not participate in play.  The Company collects a “rake” of 10% of each addition to the “pot”, up to a maximum of $4.00 or $4.50 per hand, depending on the game, as its collection revenue.  In addition, poker games offer progressive jackpots for most games.  In order to fund the jackpot pool, the dealer withholds $1.00 from each final pot which exceeds the minimum of $15.

Table games are offered currently at 19 tables.  Table games include Pai Gow Poker, Minnesota 21 (a version of blackjack), Super Nine, Caribbean Stud, Let-It-Ride and Three Card poker.  Table games are played using a “player pool” system.  “Player pool” means a wagering system, in which wagers lost in card games may be accumulated into a pool for purposes of enhancing the total amount paid back to winning players in other card games.  In such instances, the sponsor may only serve as custodian of the player pool and may not have an active interest in any card game.  In the table games area of the Card Club, the amount that the dealer “wins” or “loses” during the course of play is accumulated in a “Player Pool” to be used to repay players in the form of promotions, giveaways, prizes or by other means.  The Company also takes a “rake” of $.50 to $1.00 per wager, depending on the game, for the Company’s collection revenue.  The only table game to offer a progressive jackpot is Caribbean

Stud.  The player has the option of playing the jackpot, and has the opportunity to win some, or all, of the jackpot amount depending upon his hand.

(ii)           Horse Racing Operations

The Company’s horse racing operations consist of year-round pari-mutuel wagering on simulcast horse races (“simulcasting”) and live meets held on a seasonal basis beginning in May and concluding in September.  Thoroughbred and Quarter Horse racing is conducted during the live meet.  The Company also conducted two days of live harness racing in September 2001.

Simulcasting.

Simulcasting is the process by which live horse races held at one facility (the “host track”) are transmitted simultaneously to other locations that allow patrons at each receiving location (the “guest track”) to place wagers on the race being broadcast.  Monies are collected at the guest track and the information with respect to the total amount wagered is electronically transmitted to the host track.  In effect, all of the amounts wagered at the guest track are combined into the appropriate pools at the host track with the final odds and payouts determined based upon all the monies in the pools.

The Company offers “full card” simulcast racing (broadcasting of another racetrack’s entire daily live racing program) from up to 20 racetracks per day, seven days a week, 364 days per year, including Churchill Downs, Hollywood Park, Santa Anita, Gulfstream Park, Belmont Park and Saratoga Racecourse.  In addition, races of national interest, such as the Kentucky Derby, Preakness Stakes and Breeders’ Cup, supplement the regular simulcast program.  The Company regularly evaluates its agreements with other racetracks in order to offer the most popular simulcast signals of live horse racing which is feasible to offer at the Racetrack.

Under applicable provisions of federal and state law, the Racetrack must obtain the consent of the state’s regulatory authority, and the organization which represents the majority of the owners and trainers of the horses who race at the Racetrack, with respect to simulcast operations both as a host and guest track.  In Minnesota such consent must be obtained from the Minnesota Horsemen’s Benevolent and Protective Association (the “MHBPA”) and the Minnesota Racing Commission.

Live Racing.

The Company conducts live horse racing at its facility generally from May until early September each year.  The Company raced 63 days in the year 2001, beginning May 18th and ending September 23rd, consisting of 31 days of mixed Thoroughbred and Quarter Horse racing, 30 days of Thoroughbred only racing and 2 days of Harness racing.  In 2002, the Racetrack will conduct 62 live race days, beginning May 17th and concluding September 2nd.  The race meet will include 27 days of mixed Thoroughbred and Quarter Horse racing, and 35 days of Thoroughbred only racing.

Currently, Minnesota law requires the Racetrack to schedule a minimum of 125 days of live racing annually, unless the Minnesota Horsemen’s Benevolent and Protective Association (the “MHBPA”) agrees to a lesser number of live racing days.  Since 1995, the MHBPA has agreed to waive the 125-day requirement and allow the Company to run a minimum of 50 days of live racing each year.  After 2002, no assurance can be given that the MHBPA will agree to a shorter live meet than the 125-day statutory minimum.  If the MHBPA does not agree to a live meet shorter than 125 days, the Company’s operations could be adversely impacted by a decrease in the daily purses and potential reduction in quality of horses, attendance and overall handle, as well as increased operating expenses.

(iii)         Special Events

While pari-mutuel horse racing is the Company’s principal business, the Company’s facilities are capable of being used for multiple purposes.  In an effort to more fully utilize the property and to generate additional revenues, the Company has, in each year of its operations, expanded the use of the grandstand, grounds and parking lot for special events and rentals.

From 1996 through 2001, a number of non-horseracing events were held, including snowmobile races, major arts and crafts shows, trade shows, concerts, motorcycle races, fund raisers, automobile shows and competitions and private parties.  The Company also conducted two to four additional major concerts each September in 1998 through 2001.

Due to the construction and commencement of the Card Club operation in the year 2000, the available square footage for special events occurring within the grandstand facility was reduced.  As a result, in October 2000, the Company invested in a semi-permanent structure, which attaches to the main entrance of the grandstand, referred to as the “Pavilion”.  The Pavilion has approximately 18,000 square feet and will allow the Company to continue to market itself as a venue for large indoor entertainment events.

(iv)          Sources of Revenue

General.

The Company’s revenues in the year 2001 were principally derived from pari-mutuel wagering and Card Club operations.

In pari-mutuel wagering, bettors wager against each other in a pool, rather than against the operator of the facility or with preset odds.  From the total amount wagered or “handle,” the Minnesota Pari-Mutuel Horse Racing Act (the “Racing Act”) specifies the maximum percentage, referred to as the “takeout,” which may be withheld by the Racetrack, with the balance returned to the winning bettors.  The takeout constitutes the Racetrack’s primary source of operating revenue.  From the takeout, funds are paid to the State of Minnesota for pari-mutuel taxes, with additional amounts set aside for purses and for the “Breeders’ Fund,” which is a fund apportioned by the Minnesota Racing Commission (“Racing Commission”) among various purposes related to Minnesota’s horse breeding and horse racing industries.  The balance of the takeout remaining after these deductions is commonly referred to as the “retainage.”

The various forms of pari-mutuel wagering can be divided into two categories:  straight wagering pools and multiple wagering pools, which are also referred to as “exotic” wagering pools.  Examples of straight wagers include:  “win” (a wager on one specific horse to finish first); “place” (a wager on one specific horse to finish first or second); and “show” (a wager on one specific horse to finish first, second or third).  Examples of exotic wagers include: “daily double” (a wager in which the bettor selects the horses that will win two consecutive races); “exacta” (a wager in which the bettor selects the horses that will finish first and second, in order); “trifecta” (a wager in which the bettor selects the horses that will finish first, second and third, in order); and “pick six” (a wager in which the bettor selects the horses that will finish first in six consecutive races).

The amount of takeout earned by the Company depends on where the race is run and the form of wager (straight or exotic).  Net revenues from pari-mutuel wagering on live races run at the Racetrack consist of the total amount wagered, less the amounts paid (i) to winning patrons, (ii) for purses, (iii) to the Breeders’ Fund and (iv) for pari-mutuel taxes to the State of Minnesota.  Net revenues from pari-mutuel wagering on races being run at out-of-state racetracks and simulcast to the Racetrack have similar expenses, but also include a host fee payment to the host track.  The host fee is calculated as a percentage of monies wagered (generally 2.50% to 4.50%) and is negotiated with the host track and must comply with state laws governing the host track.

Wagering on Live Races.

The Racing Act establishes the maximum takeout that may be deducted from the handle.  The takeout percentage on live races depends on the type of wager.  The total maximum takeouts are 17% from straight wagering pools and 23% from exotic wagering pools.  From this takeout, Minnesota law requires deductions for purses, pari-mutuel taxes and the Breeders’ Fund.

While the Racing Act provides that a minimum of 8.4% of the live racing handle is to be paid as purses to the owners of the horses, the size of the purse is subject to further agreement with the horsepersons’ associations.  The Breeders’ Fund receives 1% of the handle.  The pari-mutuel tax applicable to wagering on all live races is 6% of takeout in excess of $12 million during the twelve month period beginning July 1 and ending the following June 30.

The following table sets forth the percentage distribution of each dollar wagered on live races at the Racetrack, as established by the Racing Act, and the Racetrack’s retainage:

	Live Racing
	Straight		Exotic
Returned to Winning Patrons		83.00%		77.00%
Purse (1)	8.40%		8.40%
Minnesota Breeders’ Fund	1.00		1.00
Minnesota Pari-Mutuel Taxes (2)	.17		.23
Racetrack Retainage (1)	7.43		13.37
Total Takeout		17.00		23.00

Total Handle		100.00%		100.00%

(1)                                  Minnesota law provides that the 8.40% purse payment is a minimum.  The actual percentage, if any, above the minimum is determined between the Racetrack and the MHBPA.  Any additional amounts paid for purses decrease the Racetrack’s retainage.

(2)                                  The current pari-mutuel tax structure exempts the first $12 million of takeout during a statutorily mandated twelve-month period.  The total pari-mutuel tax liability for a twelve-month period will depend upon the total takeout during that period.

Wagering on Simulcast Races.

The amount of takeout from simulcast wagering is determined by the laws of the state in which the host track is located.  In addition, the Racing Act established a minimum that must be set aside from simulcasting for purse payments on racing within Minnesota.  Different amounts are deducted for purses from the takeout depending on whether simulcasting occurs during the “Racing Season,” a statutorily defined 25 week period beginning in early May each year, or outside of the Racing Season.  If simulcasting occurs during the Racing Season, the amount set aside for purses further depends on whether the simulcasting is part of a full racing card that occurs during the part of the day that live races are conducted at the Racetrack.  For races that are part of a full simulcast racing card that takes place within the time of live races at the Racetrack, the amount reserved for purse payout is 8.4%.  For simulcasting conducted during the Racing Season that does not occur within the time period of live races, the purse is equal to 50% of the takeout remaining after deductions for pari-mutuel taxes, payments to the Breeders’ Fund and payments to the host racetrack for host track fees.  For simulcasting conducted outside of the Racing Season, the amount that must be contributed to the purses is 25% of the takeout after deducting an 8% expense factor, pari-mutuel taxes, payments to the Breeders’ Fund and host fee payments to the host racetrack.

The following table sets forth the approximate percentage distribution of each dollar wagered for races simulcast at the Racetrack and the Racetrack’s retainage:

	During Racing Season
	Concurrent with Live Card	Not Concurrent with Live Card	Outside of Racing Season
Returned to Winning Patrons (1)	80.50%	80.50%	80.50%
Minnesota Breeders’ Fund	1.00%	1.10%	1.10%
Minnesota Pari-Mutuel Taxes (2)	.19	.19	.19
Purse (3)	8.40	7.39	1.70
Host Track Fees (4)	3.50	3.50	3.50
Racetrack Retainage (3)	6.41	7.32	13.01
Total Takeout	19.50	19.50	19.50

Total Handle	100.00%	100.00%	100.00%

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

(3)                                  Although Minnesota law specifies a minimum, the actual percentage is determined by agreement between the Racetrack and the MHBPA.  Any additional amounts paid for purses reduce the Racetrack’s retainage.

(4)                                  Payments to the host track generally range from 2.5% to 4.5% of total handle, subject to negotiation with each host track.  For purposes of this table, the host track fee is assumed to be 3.5%.

Card Club Operations

As discussed above, the Company receives revenues from its Card Club operations, which run 24 hours per day, seven days per week.  The Company currently receives collection revenue from 31poker tables and 19 tables offering table games.  Under Minnesota law, the Company is required to pay 10% of the first $6 million of gross Card Club revenues as purse monies.  After meeting the $6,000,000 threshold, the Company must pay 14% of gross Card Club revenues as purse monies.  Of funds allocated for purses, the Company pays 10% of the purse monies to the State of Minnesota Breeders’ Fund.  The remaining 90% of the purse monies is divided between thoroughbred (90%), quarter horse (9%) and standard bred (1%) purse funds

Other Revenues

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

(v)            Competition

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

(vi)          Marketing

The Company’s primary market is the seven-county Minneapolis-Saint Paul metropolitan area.  Current demographic information indicates that approximately 2 million adults age 21 and older, reside within a 50 mile radius of Shakopee, Minnesota.  This information does not include adults, ages 18 to 20 years of age, which are also patrons of the Racetrack.

To support its pari-mutuel horse racing and Card Club businesses, the Company maintains year-round marketing efforts which are focused on maintaining the loyalty of live and simulcast patrons and attracting new racing and Card Club customers.  The Company plans substantial marketing of the Card Club using newspapers, television, the internet, other print media, radio and direct mail.  The Company plans to combine its marketing efforts on communicating the excitement of wagering on horse racing with card playing.  In addition to its regular advertising program, the Company conducts numerous special promotions and handicapping contests to increase simulcast patronage, and successfully implemented a player rewards program in March of 2001.

The 2001 combined card club and live racing advertising campaigns utilized print, radio and television advertising to highlight the attractive, park-like atmosphere of Canterbury Park, promoting activities for the entire family, as well as the fun and excitement of live horse racing and card playing.  In addition, the development of a customer database enabled the Company to increasingly utilize direct mail advertising since 1997.

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

(vii)         Regulation

General.

The ownership and operation of a horse racetrack in Minnesota is subject to significant regulation by the Racing Commission under the Racing Act and the rules adopted by the Racing Commission.  The Racing Act provides for the allocation of each wagering pool to winning bettors, the racetrack, purses, the State of Minnesota and the Breeders’ Fund and empowers the Racing Commission to license and regulate substantially all aspects of horse racing in the State.  The Racing Commission, among other things, grants operating licenses to racetracks after an application process and public hearings, licenses all employees of a racetrack, jockeys, trainers, veterinarians and other participants, regulates the transfer of ownership interests in licenses, allocates live race days and simulcast-only race days, approves race programs, regulates the conduct of races, sets specifications for the racing ovals, animal facilities, employee quarters and public areas of racetracks, regulates the types of wagers on horse races and approves significant contractual arrangements with racetracks, including management agreements, simulcast arrangements, totalizator contracts and concessionaire agreements.  Decisions by the Racing Commission in regard to any one or more of the foregoing matters could adversely affect the Company’s operations.

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

Issuance of Class A, and Class B Licenses to the Company.

The Racing Commission issued a Class A License to the Company on April 27, 1994.  The Class A License allows the Company to own and operate the Racetrack.  The Class A License is effective until revoked or suspended by the Racing Commission, or relinquished by the licensee.  The fee for a Class A License is $10,000 per calendar year.

The Racing Commission issued a Class B License to the Company on April 27, 1994.  The Class B License allows the Company to sponsor and manage horse racing on which pari-mutuel wagering is conducted at its Class A licensed racetrack and on other horse races run at out-of-state locations as authorized by the Racing Commission.  The Class B License is renewable each year by the Racing Commission after a public hearing (if required by the Racing Commission).  The fee for this Class B License is $100 for each assigned race day on which live racing is actually conducted and $50 for each day on which simulcasting is authorized and actually takes place.

The Racing Commission issued an additional Class B License to the Company on January 19, 2000.  This Class B License allows the Company to host unbanked card games.  The Class B License is renewable each year by the Racing Commission after a public hearing (if required by the Racing Commission).  The fee for this Class B License is $10,000 per calendar year.

                Limitation on the Number of Class A, and Class B Licenses.

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

Limitation on Ownership and Management of an Entit, which holds a Class A License and/or Class B License.

The Racing Act requires prior Racing Commission approval of all officers, directors, 5% shareholders, or other persons having a present or future direct or indirect financial or management interest in any person applying for a Class A and Class B license, and if a change of ownership of more than 5% of the licensee’s shares is made after an application is filed or the license issued, the applicant or licensee must notify the Racing Commission of the changes within five days of this occurrence and provide the information required by the Racing Act.

Card Club Regulation.

The Racing Commission is authorized by law to regulate Card Club operations.  The law required that the Company submit a plan of operation for card playing activities to the Racing Commission prior to receiving its Class B license to operate the Card Club.  The operating plan received final approval and the Class B license was granted on January 19, 2000.  The law requires that the Company reimburse the Minnesota Racing Commission for it’s actual costs, including personnel costs, of regulating the Card Club.

Local Regulation.

The Company’s operations are subject to state and local laws, regulations, ordinances and other provisions affecting zoning and other matters which may have the effect of restricting the uses to which the Company’s land and other assets may be used.  Also, any development of the Racetrack site will, among other things, be subject to applicable zoning ordinances and require approval by the City of Shakopee and other authorities and there can be no assurance such approvals will be obtained.

(viii)        Employees

At March 18, 2002, the Company had approximately 331 full-time employees and 350 part-time employees.  On a seasonal basis the Company adds approximately 120 full-time and 250 part-time employees for live racing operations from early May until early September.  The Company’s management believes its employee relations are good.

(ix)          Executive Officers

The executive officers of the Company, their ages and their positions with the Company are as follows:

Name	Age	Position with Company
Randall D. Sampson	43	President, and General Manager

David C. Hansen	45	Vice President of Finance & CFO

Mark A. Erickson	45	Vice President of Facilities

Michael J. Garin	46	Vice President of Hospitality

John R. Harty	57	Vice President of Marketing

Randall D. Sampson has been President since the formation of the Company in March 1994 and General Manager since September 1995.  He also serves as a director of the Thoroughbred Racing Association of North America and Communications Systems, Inc.  Mr. Sampson is the son of Curtis A. Sampson, the Company’s Chairman of the Board who is a holder of approximately 30% of the Company’s common stock.

David C. Hansen joined the Company in July 2001 as Vice President of Finance and Chief Financial Officer.  Mr. Hansen was employed as Controller, and later Director of Finance at Treasure Island Resort & Casino, in Red Wing, MN, from 1993 until 2000.  He then served as Director of Finance for Prairie Meadows Racetrack and Casino in Altoona, IA from 2000 to 2001.

Mark A. Erickson has been Vice President of Facilities since May 1997.  Mr. Erickson was the Director of Facilities from 1994 until 1997.

Michael J. Garin has been Vice President of Hospitality since May of 1997.  Mr. Garin had served as President of Canterbury Park Concessions, Inc. since April of 1994.

John R. Harty has been Vice President of Marketing since February of 2000.  Mr. Harty served as Vice President of Sales and Marketing for Kim and Sun Hosiery in Philadelphia prior to joining Canterbury Park.  He was employed by Sun Hockey as its President from 1997 until 1998, and Vice President of Sales and Marketing from 1992 through 1996.

Item 2.    DESCRIPTION OF PROPERTY

General.

The facility, which is operated under the name “Canterbury Park Racetrack and Card Club,” is a modern facility, generally comparable to other major racetracks located throughout the country.  The Racetrack has a patron capacity of approximately 10,000 within an enclosed grandstand, and a maximum patron capacity of over 30,000 including the outside areas around the grandstand.  The grandstand and most public outdoor areas contain numerous pari-mutuel windows, odds information boards, video monitors, concessions stands and other amenities.  The audio/visual system includes over 600 television monitors with most areas providing multi-screen viewing of the races.

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

Grandstand.

The grandstand is a modern, air-conditioned, enclosed structure of approximately 275,000 square feet with a variety of facilities on six levels.  The Lower Level contains space for support functions such as jockey quarters, administrative offices, Racing Commission offices, the pari-mutuels department, concession and maintenance offices, first aid, mechanical and electrical rooms.  The Track Level includes pari-mutuels windows, restrooms, a variety of concession stands and other services.  The Card Club currently occupies 27,000 square feet of track level.  The Mezzanine Level contains 1,320 fixed seats in a glass-enclosed, air-conditioned area and an additional 3,000 seats located outside.  In addition to the seats, the Mezzanine Level contains pari-mutuel windows, restrooms, concession stands and other guest facilities.  A portion of the mezzanine level is currently being used as a simulcast center to be used during live racing, and for banquets and other events during the off-season.  The Kitchen Level is an intermediate level located between the Mezzanine and Clubhouse floors; it contains a full-service kitchen which can support a full dining menu for the track-side dining terraces on the Clubhouse Level and to prepare food for the other concession areas.  The Clubhouse Level is a multi-purpose area serving as a simulcast center during wagering sessions on televised races, as well as a full-service dining area during the live racing season.  The Clubhouse Level includes 325 trackside tables, each equipped with a television set, with a total seating capacity of 1,200 patrons and an additional 1,000 seats are located in lounges located throughout the area.  An additional feature of the Clubhouse Level is a special club area, which includes 225 dining seats, a party room and a large bar and lounge.  The Press Box/Officials’ Level is located in the roof trusses over the Clubhouse and contains work areas for the press, racing officials, closed-circuit television, photo-finish and the track announcer.  In addition, the grandstand was structurally built to accommodate skyboxes under the Press Box/Officials’ Level, although none have yet been constructed.  Escalators and elevators are available to move patrons among the various levels within the grandstand.

Other Viewing Areas.

In addition to the grandstand, patrons can watch races from the following outdoor areas:  the apron, or standee ramp, between the grandstand and the racetrack and a large picnic area immediately north of the grandstand.  These areas have concession stands and pari-mutuel windows nearby.

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

Other Properties.

In January 2002, the Company acquired an additional 12 acres of undeveloped land adjacent to the Racetrack.  Approximately 92 acres of the 367 acres owned by the Company are not necessary for current operations.  This property is undeveloped and could be sold in whole or in part, depending upon future opportunities.  The Company regularly evaluates other business activities and development opportunities that would maximize the use of the real estate surrounding the Racetrack and which would complement the Company’s primary business of horse racing.

Item 3.    LEGAL PROCEEDINGS

Not Applicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

PART II

Item 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)           MARKET INFORMATION

The Company’s Common Stock is traded on the NASDAQ Stock Market under the symbol TRAK.  The table set forth below indicates the high and low trade prices for the Common Stock for the years ended December 31, 2001 and 2000.  These prices indicate interdealer prices without retail markup, markdowns or commissions.

	2001		2000
	High	Low	High	Low
Common Stock

First Quarter	$7.94	$5.88	$8.50	$5.06
Second Quarter	9.50	5.85	11.94	6.56
Third Quarter	7.69	5.75	9.38	7.50
Fourth Quarter	8.25	6.00	8.38	7.00

(b)           HOLDERS

At March 19, 2002, the Company had approximately 546 holders of record of its common stock.  In addition, on that date a depository company held approximately 1,706,000 shares as nominees for an estimated 1,200 beneficial holders.

(c)           DIVIDENDS

The Company has not paid any dividends on its common stock and does not anticipate paying any in the foreseeable future.  The Company’s current loan arrangements with a commercial bank prohibit the payment of dividends without the bank’s consent.

Item 6     MANAGEMENT’S DISCUSSION AND ANALYSIS

GENERAL

Canterbury Park Holding Corporation (the “Company”) owns and operates Canterbury Park Racetrack and Card Club in Shakopee, Minnesota.  The business of the Company includes pari-mutuel horse racing, unbanked card games, facility rental for special events and vehicle storage, and food and beverage operations.  The Company’s revenues for the twelve months ended December 31, 2001 and December 31, 2000 were derived primarily from Card Club revenues and pari-mutuel take-out on live and simulcast horse races.

The Racetrack is the only pari-mutuel horse racing facility in the State of Minnesota.  The Racetrack earns revenues from pari-mutuel take-out on live races and races simulcast year-round to Canterbury Park from racetracks throughout the country.  The Company earned pari-mutuel take-out during live race meets featuring thoroughbred and quarter horse racing.  In 2001 the Company conducted 364 days of simulcast racing, including 63 days of live racing.  In 2000 the Company conducted 365 days of simulcast racing including 60 days of live racing.  The live race meets in 2001 and 2000 commenced in the month of May and concluded in September.  During live race meets, the Company televises its races to out-of-state racetracks around the country and the Company earns additional pari-mutuel revenue on wagers placed at the out-of-state racetracks.

The Canterbury Card Club (the “Card Club”) is the only facility in the State of Minnesota authorized to host unbanked card games in which players compete against each other and not against the house.  The Company receives a percentage of the wagers or a fee from the players as compensation for providing the Card Club facility and services.  Card Club operations commenced on April 19, 2000 and contributed significantly to revenues in the second, third and fourth quarters of fiscal year 2000 and to all of fiscal 2001.  The Card Club is open twenty-four hours a day, seven days a week.

In addition to pari-mutuel and card club revenues, the Company generates revenues from concession sales, admissions, parking, publication sales, special events, facility rental, advertising and other sources.

The Minnesota Racing Commission is authorized by Minnesota law to regulate Card Club and horse racing operations.  The law requires that up to 14% of the gross revenue generated by the Card Club be paid to the Racetrack’s purse fund and the State of Minnesota Breeders’ Fund.  The Card Club’s operating plan, was approved by the Minnesota Racing Commission on January 19, 2000.  The original 15,828 square foot Card Club, constructed within the Racetrack grandstand facility, was completed in mid-April 2000.  Expenditures related to the construction of the Card Club and enhancements to the facility were approximately $2.3 million.  The Company entered into a lending agreement with Bremer Bank to provide term financing for approximately 75% of the total estimated costs of construction.  The loan, with an initial principal balance of approximately $1,587,000, was paid off in December 2000.  Expenditures related to the acquisition of furniture, fixtures, equipment and supplies were approximately $700,000 and were funded with current cash flows.  In May 2001, the Company completed an 11,000 square foot expansion of the Card Club to allow for the maximum number of 50 tables allowed by Minnesota law.  Expenditures for the construction and the related furniture, fixtures and equipment were approximately $1,100,000 and funded with current cash flows.

CRITICAL ACCOUNTING POLICIES

In preparing the financial statements, we follow accounting principles generally accepted in the United States of America, which in many cases require us to make assumptions, estimates and judgments that affect the amounts reported.  Many of these policies are relatively straightforward.  There are, however, a few policies that are critical because they are important in determining the financial condition and results of operations and they can be difficult to apply.  We believe that the most critical accounting policies applied in the preparation of our financial statements relate to: a) accounting for contingencies, under which we accrue a loss when it is probable that a liability has been incurred and the amount can be reasonably measured; and b) measuring long-term assets for impairment.

The difficulty in applying these policies arises from the assumptions, estimates and judgments that have to be made currently about matters that are inherently uncertain, such as future economic conditions, operating results and valuations as well as management intentions.  As the difficulty increases, the level of precision decreases, meaning that actual results can and probably will be different from those currently estimated.  We base our assumptions, estimates and judgments on a combination of historical experience and other reasonable factors.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

Total operating revenues for the year ended December 31, 2001 were $39.5 million, an increase of  $7.0 million or 21.7% compared to total operating revenues of $32.5 million for the year ended December 31, 2000.  Pari-mutuel revenues increased 5.6% in fiscal year 2001compared to fiscal year 2000 and concession revenues increased 11.6%.  The increase in concession revenues is primarily due to a full year of food and beverage sales in the Card Club.  Discussions of the changes in Card Club and pari-mutuel revenues follow.

The following table summarizes Card Club collection revenue for the years ended December 31, 2001 and December 31, 2000.

SUMMARY OF CARD CLUB COLLECTION REVENUE DATA:	Revenue Year Ended 12/31/01	Revenue Year Ended 12/31/00
Poker Games
Hold ‘Em	$6,761,000	$4,367,000
7 Card Stud	2,239,000	2,680,000
Omaha	524,000	482,000
Total Poker Games	9,524,000	7,529,000

Table Games
Pai Gow Poker	1,687,000	1,633,000
MN 21 “blackjack”	1,933,000	801,000
Super Pan Nine	516,000	680,000
Let It Ride	1,172,000	314,000
Caribbean Stud	729,000	76,000
Three card poker	694,000	0
Casino War	48,000	0
Total Table Games	6,779,000	3,504,000

Total Card Club	$16,303,000	$11,033,000
Number of days offered	364	255
Average Revenue per Day	44,800	43,000

Total Card Club revenues were approximately $17.0 million for the twelve months ended December 31, 2001 an increase of 50.5% compared to $11.3 million for the period April 19, 2000 to December 31, 2000.  The Company receives a percentage of the wagers or a fee from the players as compensation for providing the Card Club facility and services, referred to as the “collection revenue”, which totaled $16.3 million in 2001 compared to $11.0 million in 2000.  In addition, the Company is authorized by law to retain a specified percentage of the jackpot fund collections as reimbursement for administrative costs of maintaining the jackpot funds.  The Card Club also charges enrollment fees for dealer training school and collects entry fees for card club tournaments.

The Card Club is divided into two areas, the table games area and the poker games area.  The average daily collection amount per game is dependent upon the number of tables utilized to offer the game.  Patron demand determines the number of tables to be used for a specific game.  At December 31, 2001, there were a total of 19 tables in the table games room and 31 tables in the poker room compared to 10 and 33 tables respectively at December 31, 2000.

The following table summarizes the Pari-mutuel operating data for the years ended December 31, 2001 and 2000:

SUMMARY OF PARI-MUTUEL OPERATING DATA:	2001	2000
Racing Days
Simulcast only days	301	305
Live and simulcast days	63	60
Total Racing Days	364	365

On-Track Handle
Simulcast only days	$46,138,000	$44,102,000
Live and simulcast days:
Live racing	16,014,000	15,673,000
Simulcast racing	14,510,000	13,154,000
Out-of-state Live Handle	13,105,000	9,647,000
Total Handle	$89,767,000	$82,576,000

On-Track Average Daily Handle
Simulcast only days	$153,000	$145,000
Live and simulcast days	485,000	480,000

Total Pari-mutuel revenues increased 5.6% to approximately $16,478,000 in 2001 from $15,609,000 in 2000.  Total on-track handle increased approximately 5.1% to $76,662,000 in 2001 from $72,929,000 in 2000.  Handle wagered at out-of-state locations increased 35.9% or $3,458,000 compared to 2000.  Handle wagered by out-of-state locations on the Claiming Crown races on August 4, 2001 was $2.5 million, compared to $1.4 million from out-of-state wagering on the 2000 Claiming Crown races.  The Claiming Crown will not be held at Canterbury Park in 2002, however, the Racetrack is the scheduled site of this national event in three of the next seven years.

Pari-mutuel revenues related to simulcast racing increased 6.1% to $12,443,000 in 2001 from $11,722,000 in 2000.  This change was consistent with the change in total simulcast handle, which increased 5.9% to $60,648,000 in 2001, up from $57,256,000 in 2000.

On-track wagering on live races at the Racetrack increased by $341,000, or 2.2%, to $16,014,000 in 2001 from $15,673,000 in 2000, causing pari-mutuel revenue related to live racing to increase by 2.0% to $3,370,000 in 2001 from $3,304,000 in 2000. This increase is primarily due to an increase in the number of live racing days to 63 from 60 in 2000.  Also, an increase of 1.0% in the average daily handle of $485,000 in 2001 compared to $480,000 in 2000 on days when both simulcast and live racing were conducted.

Pari-mutuel revenue from simulcasting the Racetrack’s live races to out-of-state locations totalled approximately $345,000 in 2001 compared to $253,000 in 2000.  The Racetrack receives amounts ranging from 2.50% to 3.00% of amounts wagered at out-of-state racetracks as a “guest fee”.  The 36% increase in revenues is  attributable to the increase in out-of-state handle as discussed above.  The Company anticipates this revenue will decline in 2002 since the Claiming Crown event will not be held at the Racetrack.

Revenues recognized on proceeds from winning pari-mutuel tickets, which were not presented for payment within one year of the end of the respective race meets decreased to approximately $319,000 in 2001 compared to $330,000 in 2000.

Other operating revenue decreased $42,000 or 5.7% to $692,000 in fiscal year 2001.  The revenues from leasing unused areas of the Racetrack for vehicle storage decreased 31.2% from approximately $278,000 in 2000 to $191,000 in 2001.  This decrease was due mainly to the weak economic conditions in 2001.  However, increases in space rental for special events, and check cashing and ATM fees partially offset the decrease in space rental revenues from vehicle storage.

Total operating expenses increased approximately $5,436,000 or 17.6% to $36,405,000 in 2001, from $30,969,000 in 2000.  The increase in operating expenses is primarily due to the ongoing costs of operating the Card Club for twelve months in 2001 compared to approximately eight months in 2000.

Minnesota law requires the Company to allocate a portion of funds received from betting in the Card Club and wagering on simulcast and live horse races for future payment as purses for live horse races or other uses of Minnesota’s horsepersons’ associations.  This purse expense is one of the Company’s largest single expense items.  Pari-mutuel expenses increased 13.2% or approximately $1,122,000 for the year ended December 31, 2001 compared to the year ended December 31, 2000.  The increase was due primarily to the purse expense attributable to the Card Club operation.  Total purse and breeders fund expenses for the Card Club for the year ended December 31, 2001 was $2,042,000 compared to $1,305,000 for the year ended December 31, 2000.  Under Minnesota law, the Company is required to pay 10% of the first $6 million of gross Card Club revenues as purse monies.  After meeting the $6 million threshold, the Company must pay 14% of gross Card Club revenues as purse monies.  The Company estimates for each year, an estimated annual effective rate for purse monies, which is applied to gross Card Club revenue throughout the year.  Of funds allocated for purses, the Company pays 10% of the purse monies to the State of Minnesota Breeders’ Fund.  The remaining 90% of the purse monies is divided between thoroughbred (90%), quarter horse (9%) and standard bred (1%) purse funds.

The minimum percentage required by law to be set aside for purses from simulcasting varies substantially depending on the time of year the simulcasting is conducted.  For the 25-week period beginning in early May, which is the statutorily established “Racing Season,” 50% of net pari-mutuel revenue, before deducting for purses, is allocated to a fund for the payment of purses during the live meet.  For the remaining 27 weeks of the racing year, November through April, funds accumulate at the rate of 25% of net pari-mutuel revenue, before deducting for purses, but after deducting an 8% expense factor.  Pari-mutuel purse expense as a percentage of the Company’s pari-mutuel commission and breakage revenues remained relatively unchanged at 28.1% in 2001, compared to 28.4% in 2000.

The Company incurred incremental pari-mutuel purse expense due to Claiming Crown purse guarantees of $182,000 and $162,000 for the years 2001 and 2000, respectively.  These amounts are included in pari-mutuel statutory purse expense in the statements of operations.

Amounts paid to the Minnesota Breeders’ Fund for simulcast and live horse-racing are a function of on-track handle and the increase to $826,000 in 2001 compared to $783,000 in 2000 is attributable to and consistent with the increase in total on-track handle.  The Company also paid $204,000 and $131,000 to the Breeders Fund related to Card Club operations in 2001 and 2000 respectively.

Host track fees remained steady at 3.43% of simulcast handle in 2001 compared to 3.43% in 2000.  The host fee is calculated as a percentage of monies wagered on out-of-state racetracks (generally 2.50% to 4.50%) and is negotiated with each host track.

Salary and benefit expenses increased by $3.2 million or 26.6% for the twelve months ended December 31, 2001 compared to the twelve months ended December 31, 2000.  The full year of Card club operations in 2001 was the primary reason for the significant increase in labor costs.  The Card Club salary and benefit expenses for the year 2001, were approximately $7.5 million compared to approximately $5.9 million for 2000.  In addition, the Company experienced an increase in its health insurance expense.  Rate increases, coupled with an increase in employees resulted in a 50% increase in costs for employee health insurance in 2001. Also, the Company extended the length of its live race meet from 60 days in 2000 to 63 days in 2001, increasing salaries related to the live racing operations in 2001 compared to the same periods in 2000.

Depreciation and amortization expense increased 17.0% in 2001 compared to 2000.  The increase was primarily attributable to building improvements and capital assets acquired for the Card Club expansion during the year 2001.

Repairs, maintenance and supply costs increased approximately $169,000 or 13.7% for 2001 compared to 2000.  The Company made repairs to the major building systems and equipment, including elevators, electrical, heating and air flow systems.  Because the Card Club relies significantly upon these building systems due to its 24 / 7 operations, it is allocated a pro-rata portion of these repair and maintenance expenses.  In addition, the Card Club made significant purchases for decks of cards, radios, uniforms, printed materials and other supplies for the full year in 2001.

Real estate tax expense was approximately $183,000 in 2001 compared to approximately $261,000 in 2000.  The Company estimates and accrues property tax expense each year for taxes due and payable the following year, based on estimates received from the taxing authorities.  Actual property tax payments were approximately $238,000 in 2001 compared to approximately $261,000 in 2000.

Advertising and marketing expenses increased approximately $193,000 or 11.7% in 2001 compared to 2000 primarily due to expenditures related to the full year of operating the Card Club.  The Company experienced increased costs for the production and broadcast of television advertising to promote the Card Club and live racing.  Advertising and marketing costs for the Card Club increased 36% to approximately $834,000 for 2001 compared to $614,000 for 2000.

Other operating expenses include personnel costs, professional fees, equipment rent, contracted services, insurance and other expenses.  These expenses increased approximately $280,000 or 9% in 2001, compared to 2000.  Approximately $173,000 of the increase was attributable to the full year of operating the Card Club.  Also, the number of live race days increased to 63 days in 2001, from 60 days in 2000.  This increase in number of race days, along with an increase in rates paid to the Minnesota Racing Commission for reimbursement for stewards, veterinarians and drug testing costs, resulted in a 7% increase in contracted services related to live racing.

Interest expense for 2001 decreased to approximately $7,000 from approximately $126,000 for 2000.  The Company incurred interest expense in 2001 on amounts due on advances from the MHBPA, offset by periodic amounts due from the MHBPA.  The average daily balance of amounts due under advances with the MHBPA was approximately $189,000, in 2001 compared to $282,000 in 2000. The weighted average rate of interest on the amounts due to the MHBPA was 4.92% for fiscal year 2001, compared to 9.11% for fiscal year 2000.  The interest rate on the MHBPA advances was 4.75% at December 31, 2001 compared to 9.50% at December 31, 2000.  Interest charged to operations on advances with the MHBPA was $4,173 in fiscal year 2001, compared to $25,680 in fiscal year 2000.

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

On June 11, 1998 the Company obtained a commercial revolving credit line with Bremer Bank N.A.  The average daily balance of borrowings under the line of credit was $14,000 in 2001 and the line of credit was not utilized in the year 2000.  The weighted average rate of interest on the line of credit was 6.66% and the amount charged to operations in 2001 for interest expense on the line of credit with Bremer Bank was approximately $1,000.

Interest income was approximately $63,000 in fiscal year 2001 compared to approximately $114,000 in fiscal year 2000.  All cash balances of the Company are “swept” into a single account at the close of every business day to maximize earnings and float.  The cash balances are invested in an overnight repurchase agreement on a daily basis, collateralized by mortgage-backed securities.  The decrease in interest income is due primarily to a decrease in the average interest rate earned on these cash balances.  The average daily balance of amounts in the cash account was approximately $1,461,000 in 2001, compared to $1,713,000 in 2000.  The average interest rate earned on the cash balances was 3.30% and 5.41%, for the years ended December 31, 2001 and 2000, respectively.

Pretax income for the Card Club operating segment for 2001 was approximately $2,802,000 compared to approximately $970,000 for 2000.  The horseracing segment of the Company earned pretax income of $341,000 in fiscal year 2001 compared to $512,000 for fiscal year 2000.  Pretax income for the concessions segment of the Company was $113,000 in 2001 compared to $123,000 in 2000.

Income before income taxes increased to $3,143,455 in 2001 compared to $1,482,209 in 2000.  The Company incurred income tax expense of $1,326,675 in 2001 compared to income tax expense of $643,300 in 2000.  Net income for the year ended December 31, 2001 was $1,816,780, compared to net income of $838,909 for the year ended December 31, 2000.

Commitments and Contingencies

The Company leased certain copying equipment under an operating lease, which expired in February 2001.  Rental expenses charged to operations were approximately $5,560 for the period ended December 31, 2001.  In addition, in January 1999 the Company entered into a five-year totalizator services agreement with Autotote Systems, Inc. (Autotote).  Pursuant to the agreement, Autotote provides totalizator equipment and computer programs which record and process all wagers and calculate the odds and payoffs.  For such services, Autotote receives a fee of approximately .45% of the gross monies wagered.  Amounts charged to operations under this agreement for the years ended December 31, 2001 and 2000 were approximately $346,000 and $332,000, respectively.  During the 2001 and 2000 live race meets, Autotote provided uplink services, which enabled the Company to simulcast horse races held at Canterbury Park to out-of-state racetracks.  These services resulted in an amount charged to operations in 2001 and 2000 of approximately $122,000 and $118,000, respectively.

In connection with the purchase of the Racetrack, the company entered into an Earn Out Promissory Note dated March 29, 1994. In accordance with the Earn Out Note if (i) off-track betting becomes legally permissible in the State of Minnesota and (ii) the Company begins to conduct off-track betting with respect to or in connection with its operations, the Company will be required to pay to the IMR Fund, L.P. the greater of $700,000 per operating year, as defined, or 20% of the net pretax profit, as defined for each of five operating years.  At the date (if any) that these two conditions are met, the five minimum payments will be discounted back to their present value and the sum of those discounted payments will be recorded as an increase to the purchase price.  The purchase price will be further increased if payments become due under the “20% of Net Pretax Profit” calculation.  The first payment is to be made 90 days after the end of the third operating year in which off-track betting is conducted by the Company.  Remaining payments would be made within 90 days of the end of each of the next four operating years.

                The Company is periodically involved in various legal actions arising in the normal course of business.  At December 31, 2001, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

                The Minnesota Department of Labor and Industry (DOL&I) is conducting an audit for the period April 10, 1999 through April 10, 2001 regarding compliance with the tip law sections of the Minnesota Fair Labor Standards Act.  At December 30, 2001, the Company has received no communications from the DOL&I regarding the disposition of their audit.  Management believes that the Company's practices regarding tips are consistent with the requirements of Minnesota law.

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

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, which replaces APB Opinion 16 and requires all business combinations initiated after June 30, 2001 to use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.  While SFAS No. 141 will affect how future business combinations, if undertaken, are accounted for and disclosed in the financial statements, the issuance of the new guidance had no effect on the Company’s results of operations, financial position or liquidity during 2001.

In conjunction with the issuance of the new guidance for business combinations, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17.  Under the provisions of SFAS no. 142, intangible assets acquired in a business combination, which do not possess finite useful lives will no longer be amortized into net income over an estimated useful life but rather will be tested for impairment at least annually based on specific guidance provided in the new standard.  The Company adopted SFAS No. 142 on January 1, 2002, and will have no material impact on the Company’s financial statements.

The FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is required to be adopted for fiscal years beginning after December 15, 2001.  SFAS No. 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets.  The provisions of SFAS No. 144 became effective for the Company on January 1, 2002 and are not expected to have a material impact on its financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES:

During the year ended December 31, 2001, net cash provided by operations was $3,876,299, which resulted primarily from net income of $1,816,780, depreciation and amortization of $1,064,407, and an increase in Card Club accruals, accounts payable and accrued wages and payroll taxes of $1,109,114.  During the year ended December 31, 2000 cash provided by operating activities was $3,561,337, which resulted principally from net income of $838,909 depreciation and amortization of $909,345, an increase in Card Club accruals, accounts payable and accrued wages and payroll taxes of $1,444,219.

The Card Club operation requires the accrual of certain liabilities.  The Card Club offers progressive jackpots for poker games and certain table games.  Amounts collected for these jackpot funds are accrued as liabilities.  At December 31, 2001, accrued jackpot funds totaled approximately $421,000 compared to $297,000 at December 31, 2000.  Table games are played using a “player pool”.  “Player pool” means a wagering system or game where wagers lost in a number of card games may be accumulated into a pool for purposes of enhancing the total amount paid back to players in any other card game.  In such games, the sponsor may only serve as custodian of the player pool and may not have an active interest in any card game.  In the table games area of the Card Club, the net amount that the dealer “wins” or “loses” during the course of play is accumulated as a “player pool” liability, and is not recognized as revenue by the Company.  The Company is required by law to return accumulated player pool funds to the players in the forms of giveaways, promotional items, prizes or by other means.  The accumulated player pool liability is approximately $398,000 at December 31, 2001 compared to $305,000 at December 31, 2000.  The Minnesota Racing Commission regulates the operation of the jackpot and player pool funds.  All games in the Card Club are played using chips.  The value of chips issued and outstanding, referred to as the “outstanding chip liability”, was approximately $97,000 at December 31, 2001 compared to $112,000 at December 31, 2000. These Card Club accruals have the potential for significant fluctuation on a daily basis.  The Company believes it has adequate liquidity to meet the potential daily obligations of these accrual items.

Cash used in investing activities for the year ended December 31, 2001 was $2,169,416 for capital expenditures generally related to the expansion of the Card Club in May 2001.  Additions to furniture, fixtures and equipment were primarily to accommodate the Card Club operation.  For fiscal 2000, net cash used in investing activities was $4,159,318 for property and equipment primarily related to the addition of the Card Club in April 2000.

Cash provided by financing activities was $183,112 for the year ended December 31, 2001 compared to $446,778 for the year ended December 31, 2000. The net cash inflows resulted primarily from proceeds on the issuance of common stock due to the exercise of stock options in 2001 of $232,927 and $390,734 in 2000. These common stock issuances also resulted from the Company’s employee stock purchase plan.  In 2001, the cash inflows related to option exercises were partly offset by net payments on the borrowings under the credit agreement  and payments on the advance with the MHBPA totaling $49,815.  During the fiscal year 2000, the Company entered into a five-year installment loan to fund the construction of the Card Club.  The initial principal balance of the loan was $1,586,750 however, this loan was paid off in December of 2000.

                Pursuant to an agreement with the Minnesota Horsemen’s Benevolent and Protective Association, (the “MHBPA”), the Company transferred into a trust account or paid directly to the MHBPA, approximately $5,624,000 and $4,717,000 in purse funds for the years ended December 31, 2001 and 2000, respectively.  Minnesota Statutes specify that amounts transferred into trust are the property of the trust and not of the Company.  Unpaid purse fund obligations due the MHBPA were $373,240 and $423,055 at December 31, 2001 and 2000, respectively.  The interest rates on any statutory purses accrued but not transferred into the trust (which are guaranteed by the Company’s Chairman of the Board) were 4.75% and 9.50% at December 31, 2001 and 2000, respectively.

The Company renewed a general credit and security agreement with Bremer Bank, N.A., a financial institution located in South Saint Paul, Minnesota, on April 30, 2001.  Borrowings under the credit agreement include a commercial revolving credit line, which provides for maximum advances of $2,250,000 with interest at the prime rate plus .25% (4.75% at December 31, 2001).  The average daily balance on the line of credit was $14,000 in 2001, with a weighted average interest rate for the year of 6.66%.  No borrowings under the credit line were outstanding during the year ended December 31, 2000.

Cash balances at December 31, 2001 were $3,088,844 compared to $1,198,849 at December 31, 2000.  Management believes that funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2001.  In January 2002, the Company acquired 12 acres of undeveloped land adjacent to the Racetrack.  Expenditures related to the purchase of this land were approximately $1,014,000 and were funded with current cash flows.

OPERATING PLAN:

In 2001 the Company successfully conducted its seventh consecutive live race meet.  The Company plans a 62-day live race meet in 2002 consisting of 27 days of mixed Thoroughbred and Quarter Horse racing, and 35 days of Thoroughbred only racing.  The Company competes with racetracks located throughout the United States in securing the better quality horses to run at the Racetrack.  Attracting the owners and trainers of better quality horses is largely influenced by the ability to offer large purses.  Over the past several years, the Company has offered consistent levels of purse monies from year to year by limiting the number of live racing days and utilizing purse monies from simulcasting and live race wagering.  However, since the commencement of Card Club operations in 2000, the Company was able to offer significant purse increases during the 2001 and 2000 live race meets.  The Company continues to experience stiff competition for better quality horses from a racetrack located near Des Moines, Iowa, as well as racetracks in Chicago, Illinois, which offer substantially larger purses.

The Company anticipates that it will continue to improve its profitability in the year 2002 mainly due to a full year of operation of the expanded Card Club.  The expansion of the Card Club has positively affected operating results since its completion in May 2001.  In addition, management anticipates it will be able to maintain levels of attendance and handle for live and simulcast racing at or near levels similar to previous years.  The Company is hopeful that the higher purse rates continue to draw better quality horses and increase attendance compared to the year 2001.  The Company continues to pursue special events and to market its facility as a venue for large outdoor and indoor events.

Management intends to continue pursuing legislation for additional potential sources of revenue.  However, these efforts could also result in increased legislative related expenses in the future.

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

Item 7.    FINANCIAL STATEMENTS

The following financial statements of the Company are set forth on pages 25 through 38 of the Form 10-KSB:

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Canterbury Park Holding Corporation

Shakopee, Minnesota

We have audited the accompanying consolidated balance sheets of Canterbury Park Holding Corporation and subsidiary (the Company) as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Canterbury Park Holding Corporation and subsidiary as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

March 8, 2002

Minneapolis, Minnesota

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 AND 2000

	2001	2000
ASSETS

CURRENT ASSETS:
Cash	$3,088,844	$1,198,849
Accounts receivable	556,192	306,852
Inventory	113,324	106,381
Deposits	45,000	24,500
Prepaid expenses	300,845	267,425
Total current assets	4,104,205	1,904,007

PROPERTY AND EQUIPMENT, net (Note 2)	12,439,413	11,334,404

DEFERRED TAX ASSET (Note 3)		79,100

	$16,543,618	$13,317,511

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,683,092	$930,597
Card club accruals	1,058,465	817,812
Accrued wages and payroll taxes	782,461	666,495
Accrued interest	15,878	11,705
Advance from MHBPA (Note 1)	373,240	423,055
Accrued property taxes	237,784	292,546
Income taxes payable	134,330	204,840
Payable to horsepersons	235,158	207,818
Deferred tax liability (Note 3)	168,000
Total current liabilities	4,688,408	3,554,868

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

STOCKHOLDERS’ EQUITY (Note 4):
Common stock, $.01 par value, 10,000,000 shares authorized, 3,529,324 and 3,473,832, respectively, shares issued and outstanding	35,293	34,738
Additional paid-in capital	10,240,249	9,965,017
Accumulated earnings	1,579,668	(237,112)
Total stockholders’ equity	11,855,210	9,762,643
	$16,543,618	$13,317,511

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000
OPERATING REVENUES:
Pari-mutuel	$16,477,564	$15,608,800
Card Club	16,968,407	11,277,153
Concessions	4,117,222	3,689,715
Admissions and parking	567,248	518,609
Publications	669,795	635,183
Other operating revenue	691,801	733,956
	39,492,037	32,463,416

OPERATING EXPENSES:
Pari-mutuel expenses:
Statutory purses	6,278,104	5,441,897
Host track fees	2,084,041	1,961,447
Pari-mutuel taxes	202,029	155,268
Minnesota Breeders’ Fund	1,030,201	913,868
Salaries and benefits	15,242,771	12,036,380
Cost of sales related to concessions	1,766,668	1,447,778
Cost of sales related to publications	852,565	839,525
Depreciation and amortization	1,064,407	909,345
Repairs, maintenance and supplies	1,400,901	1,232,205
Property taxes	183,022	260,996
Advertising and marketing	1,842,618	1,649,592
Utilities	1,064,085	1,006,546
Other operating expenses	3,393,798	3,114,132
	36,405,210	30,968,979

NONOPERATING (EXPENSES) REVENUES:
Interest expense (Note 6)	(6,836)	(126,045)
Other, net	63,464	113,817
	56,628	(12,228)

INCOME BEFORE INCOME TAX EXPENSE	3,143,455	1,482,209

Income tax expense (Note 3)	(1,326,675)	(643,300)
NET INCOME	$1,816,780	$838,909

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,496,781	3,449,666

BASIC NET INCOME PER COMMON SHARE (Note 5)	$.52	$.24

DILUTED NET INCOME PER COMMON SHARE (Note 5)	$.49	$.23

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2001 AND 2000

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 1999	3,371,999	$33,720	$9,493,101	$(1,076,021)	$8,450,800

Exercise of stock options	84,200	842	314,952		315,794

Tax benefit of stock option exercises			82,200		82,200

Shares issued under Employee Stock Purchase Plan	17,633	176	74,764		74,940

Net income				838,909	838,909

Balance, December 31, 2000	3,473,832	$34,738	$9,965,017	$(237,112)	$9,762,643

Exercise of stock options	30,500	305	104,663		104,968

Tax benefit of stock option exercises			42,860		42,860

Shares issued under Employee Stock Purchase Plan	24,992	250	127,709		127,959

Net income				1,816,780	1,816,780

Balance, December 31, 2001	3,529,324	$35,293	$10,240,249	$1,579,668	$11,855,210

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,816,780	$838,909
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,064,407	909,345
Deferred income taxes	247,100	251,700
Increase in accounts receivable	(249,340)	(119,389)
Increase in other current assets	(60,863)	(168,712)
(Decrease) increase in income taxes payable	(27,650)	293,733
Increase in accounts payable and accrued wages & payroll taxes	868,461	626,407
Increase in card club accruals	240,653	817,812
Increase in accrued interest	4,173	4,252
Decrease in accrued property taxes	(54,762)
Increase in payable to horsepersons	27,340	107,280
Net cash provided by operations	3,876,299	3,561,337

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment and other assets	(2,169,416)	(4,159,318)
Net cash used in investing activities	(2,169,416)	(4,159,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) / proceeds on advance from MHBPA	(49,815)	56,044
Proceeds from issuance of common stock	232,927	390,734
Proceeds from long-term financing		1,586,750
Payments on long-term financing		(1,586,750)
Net cash provided by financing activities	183,112	446,778

NET INCREASE (DECREASE) IN CASH	1,889,995	(151,203)

CASH AT BEGINNING OF YEAR	1,198,849	1,350,052

CASH AT END OF YEAR	$3,088,844	$1,198,849

INTEREST PAID	$2,663	$121,793

INCOME TAXES PAID	$1,112,500	$99,476

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2001 AND 2000

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - Canterbury Park Holding Corporation (the Company) was incorporated on March 24, 1994.  On March 29, 1994 the Company acquired all the outstanding securities of Jacobs Realty, Inc. (JRI) from Irwin Jacobs and IMR Fund, L.P. (an investment fund for various pension plans and trusts).  JRI was merged into the Company and the acquisition was accounted for under the purchase method of accounting whereby the acquired assets and liabilities have been recorded at the Company’s cost.  The primary asset of JRI was Canterbury Downs Racetrack and the 325 acres of surrounding land.

On May 20, 1994, the Company adopted a plan of Reorganization pursuant to which the sole shareholder of Canterbury Park Concessions, Inc. (CPC), and majority shareholder of the Company, agreed to exchange his shares of CPC stock for 198,888 shares of the Company’s common stock concurrent with the closing of a public offering.  Pursuant to the Plan of Reorganization, CPC became a wholly owned subsidiary of the Company in August 1994 when the Company completed the initial public offering of its common stock.  This reorganization was treated in a manner similar to a pooling of interests.  Net proceeds received by the Company from the public offering were approximately $4,847,000, which along with additional borrowings under the Company’s line of credit with the majority shareholder, were used to pay off the remaining notes payable from the acquisition of JRI.

The consolidated financial statements include the accounts of the Company and CPC after elimination of intercompany accounts and transactions.

Operations - The Company’s revenues are derived primarily from the operations of a Card Club and pari-mutuel wagering on simulcast and live horse races.

Estimates - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

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

Advance from the Minnesota Horsemen’s Benevolent and Protective Association, Inc. (the “MHBPA”) - The Minnesota Pari-Mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as statutory purses in the statements of operations), received from wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations.  Pursuant to an agreement with the MHBPA, the Company has transferred into a trust account or paid directly to the MHBPA, approximately $5,624,000 and $4,717,000 for the years ended December 31, 2001 and 2000, respectively, related to thoroughbred races.  Amounts due to the MHBPA, are guaranteed by the Chairman of the Board.  Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company.  The interest rates on any statutory purses accrued but not transferred into the trust were 4.75% and 9.50% at December 31, 2001 and 2000, respectively.

Borrowings - The weighted average interest rates on short-term borrowings at December 31, 2001 and 2000 were 4.75% and 9.50%, respectively.  The weighted average rates for short-term borrowings for the years ended December 31, 2001 and 2000 were 7.54% and 9.11%, respectively.  The Company incurred long-term debt in May 2000, which was paid in December 2000.  The weighted average interest rate on this borrowing was 11.62%.

Income Taxes - Prior to the completion of the Company’s initial public offering of its common stock, the Company was taxed as a “small business corporation” under Subchapter S of the Internal Revenue Code.  As a result, any income tax liability or benefit was being passed through to the individual shareholders and no income taxes payable or income tax expenses were recorded in the consolidated financial statements.  Simultaneous with the Company’s completion of the public offering of its common stock, the Company’s Subchapter S election was terminated.  A portion of the losses accumulated prior to the public offering is not available to offset future earnings.  The Company currently accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.

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

Comprehensive Income - Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements.  Comprehensive income includes all changes in stockholders’ equity except those resulting from investments by and distributions to owners.  SFAS No. 130 is not currently applicable for the Company because the Company did not have any items of other comprehensive income in any of the periods presented.

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

New Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, which replaces APB Opinion 16 and requires all business combinations initiated after June 30, 2001 to use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.  While SFAS No. 141 will affect how future business combinations, if undertaken, are accounted for and disclosed in the financial statements, the issuance of the new guidance had no effect on the Company’s results of operations, financial position or liquidity during 2001.

In conjunction with the issuance of the new guidance for business combinations, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17.  Under the provisions of SFAS no. 142, intangible assets acquired in a business combination, which do not possess finite useful lives will no longer be amortized into net income over an estimated useful life but rather will be tested for impairment at least annually based on specific guidance provided in the new standard.  The Company adopted SFAS No. 142 on January 1, 2002, and will have no material impact on the Company’s financial statements.

The FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is required to be adopted for fiscal years beginning after December 15, 2001.  SFAS No. 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets.  The provisions of SFAS No. 144 became effective for the Company on January 1, 2002 and are not expected to have a material impact on its financial position and results of operations.

2.             PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

	2001	2000
Land	$3,617,865	$3,617,865
Buildings and building improvements	7,161,764	5,653,251
Furniture and equipment	8,085,758	7,424,855
	18,865,387	16,695,971
Accumulated depreciation	(6,425,974)	(5,361,567)
	$12,439,413	$11,334,404

3.             INCOME TAXES

A reconciliation between income taxes computed at the statutory federal income tax rate and the effective tax rate is as follows:

	2001	2000
Federal tax expense computed at statutory rate	$1,100,000	$519,000
Nondeductible lobbying expense	25,000	22,000
State expense, net of federal impact	205,000	99,000
Other	(3,325)	3,300
	$1,326,675	$643,300

Income tax expense for the years ended December 31, 2001 and December 31, 2000 consists of the following:

	2001	2000
Current
Federal	$819,575	$294,200
State	260,000	97,400
	1,079,575	391,600
Deferred, primarily Federal	247,100	251,700
	$1,326,675	$643,300

Temporary differences and tax carryforwards at December 31 are as follows:

	2001	2000
Federal / State AMT Benefit	0	180,100
Tax depreciation greater than book depreciation	(191,000)	(134,000)
Repairs capitalized	3,000	5,000
Other	20,000	28,000
Net (liability) asset	$(168,000)	$79,100

The Company had federal income tax net operating loss carryforwards of approximately $307,000 at December 31, 1999, which were fully utilized in 2000.

4.             STOCKHOLDERS’ EQUITY

Employee Stock Purchase Plan:

On April 3, 1995, the Board of Directors adopted the 1995 Employee Stock Purchase Plan.  The plan, which is open to all employees of the Company working more than 15 hours per week, commenced on April 15, 1995 and will continue for ten years.  The plan consists of one-year phases.  The phases commence on October 1 of each year.  Under the terms of the plan, employees may set aside a portion of their payroll earnings to purchase shares of the Company’s common stock at the lower of 85% of the fair market value of the shares on the commencement date of each phase or 85% of the fair market value on the termination date of each phase.  The plan provides for the sale of up to 250,000 shares.  The plan issued 24,992 and 17,633 shares in 2001 and 2000, respectively.

401(k) Plan:

On June 1, 1998 the Company established a defined contribution savings plan for employees who had completed one year of service, as defined in the Plan document.  The defined contribution savings plan allows for employee compensation deferral contributions under Section 401(k) of the Internal Revenue Code and discretionary contributions by the Company.  Employer contributions charged to operations in 2001 and 2000 were approximately $66,000 and $28,000, respectively.

Stock Options:

The Company has a stock option plan (the Stock Option Plan) which provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and non-employees, including directors of and consultants to the Company and any subsidiary, to purchase up to a maximum of 850,000 shares of common stock.  Options that are granted under the plan may be either options that qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (Incentive Stock Options), or those that do not qualify as Incentive Stock Options (Non-Qualified Stock Options).  The plan is administered by the Board of Directors, or a committee designated by the Board, which determines the persons who are to receive awards under the plan, the type of award to be granted, the number of shares subject to each award and, if an option, the exercise price of each option.  The plan also provides for formula grants of Non-Qualified Stock Options to non-employee directors of the Company.

Stock option activity related to the Plan during the years ended December 31, 2001 and 2000 is summarized below:

	2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	536,300	$3.89	426,500	$3.09

Granted	113,000	6.76	146,000	6.23
Exercised	(15,500)	4.23	(34,200)	3.75
Canceled			(2,000)	5.63

Outstanding at end of year	633,800	$4.39	536,300	$3.89

Options exercisable at end of year	583,800	$4.20	474,800	$3.65

In 1997, the Company issued an option to purchase 50,000 shares of common stock at an exercise price of $3.75 per share, for consulting services.  The option was valued at $88,176, of which $22,044 was recognized in the 1998 statement of operations and $66,132 was recognized in 1997.  The option was exercised prior to its expiration on March 31, 2000.

The Company also issued options in 1998 and 1997 to purchase 15,000 and 12,500 shares of common stock, respectively, to a Board member for consulting services.  The exercise prices of the options are $2.625 and $3.25 per share, respectively.  The options were valued at $18,796 and $19,926 and were recognized in the 1998 and 1997 statements of operations, respectively.  The options issued in 1997 and 1998 were exercised during 1999 and 2001, respectively.

At December 31, 2001, the weighted average remaining contractual life of all options was 80 months, and the range of exercise prices was $1.75 to $9.94.

The following table summarizes information concerning all options outstanding and exercisable options as of December 31, 2001:

Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$1.75 - 2.50	209,300	4.9	$2.16	209,300	$2.16
2.50 - 5.00	157,000	5.8	3.89	157,000	3.89
5.00 - 9.94	267,500	8.6	6.45	217,500	6.39

In 1996, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.”  As permitted by SFAS 123, the Company has elected to continue following the guidance of APB 25 for measurement and recognition of stock-based transactions with employees.  No compensation cost has been recognized for stock options issued under the Stock Option Plan because the exercise price of all options granted was at least equal to the fair value of the common stock at the date of grant.  If compensation cost for the Company’s stock option and employee stock purchase plans had been determined based on the fair value at the grant dates, consistent with the method provided in SFAS 123, the Company’s net income and earnings per share would have been as follows:

	2001	2000
Net Income:
As reported	$1,816,780	$838,909
Pro forma	1,294,655	374,355

Basic Earnings Per Share:
As reported	$.52	$.24
Pro forma	.37	.11

Diluted Earnings Per Share:
As reported	$.49	$.23
Pro forma	.35	.10

The fair value of options granted under the Stock Option Plan during 2001 and 2000 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2001	2000
Dividend yield	None	None
Expected volatility	42%	47%
Risk-free interest rate	5.01%	5.11%
Expected life of option	120 mo.	120 mo.
Fair value of options on grant date	$492,000	$666,200

5.             EARNINGS PER SHARE

	Year Ended December 31, 2001			Year Ended December 31, 2000
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net Income	$1,816,780			$838,909

Basic EPS
Income available to common stockholders	1,816,780	3,496,781	$.52	838,909	3,449,666	$.24

Effect of dilutive securities
Stock options		225,843			239,169

Diluted EPS
Income available to common stock-holders	$1,816,780	3,722,624	$.49	$838,909	3,688,836	$.23

Options to purchase 48,000 shares of common stock at a weighted average exercise price of $8.30 per share were outstanding during 2001 but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

6.             LINES OF CREDIT

The Company entered into a general credit and security agreement with Bremer Bank, N.A., a financial institution located in South Saint Paul, Minnesota, on June 3, 1998.  Borrowings under the credit agreement include a commercial revolving credit line, which provides for maximum advances of $2,250,000 with interest at the prime rate (4.75% at December 31, 2001).  The Company had an average daily balance of borrowings under the credit line of approximately $14,000 during the year 2001.  Interest charged to operations under this line of credit was approximately $1,000 for the period ended December 31, 2001.  The weighted average interest rate on the line of credit was 6.66% in 2001. The credit agreement contains covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of December 31, 2001.  The Company’s current loan arrangements prohibit the payment of dividends without the bank’s consent.

7.             OPERATING LEASES AND COMMITMENTS

The Company leased certain copying equipment under an operating lease which expired in February 2001.  Rental expenses charged to operations were approximately $5,560 for the period ended December 31, 2001.

In addition, in January 1999 the Company entered into a five-year totalizator services agreement with Autotote Systems, Inc. (Autotote).  Pursuant to the agreement, Autotote provides totalizator equipment and computer programs which record and process all wagers and calculate the odds and payoffs.  For such services, Autotote receives a fee of approximately .45% of the gross monies wagered.  Amounts charged to operations under this agreement for the years ended December 31, 2001 and 2000 were approximately $346,000 and $332,000, respectively.  During the 2001 and 2000 live race meets, Autotote provided uplink services, which enabled the Company to simulcast horse races held at Canterbury Park to out-of-state racetracks.  These services resulted in an amount charged to operations in 2001 and 2000 of approximately $122,000 and $118,000, respectively.

8.             CONTINGENCIES

In connection with the purchase of the Racetrack(Note 1), the Company entered into an Earn Out Promissory Note dated March 29, 1994. In accordance with the Earn Out Note, if (i) off-track betting becomes legally permissible in the State of Minnesota and (ii) the Company begins to conduct off-track betting with respect to or in connection with its operations, the Company will be required to pay to the IMR Fund, L.P. the greater of $700,000 per operating year, as defined, or 20% of the net pretax profit, as defined for each of five operating years.  At the date (if any) that these two conditions are met, the five minimum payments will be discounted back to their present value and the sum of those discounted payments will be recorded as an increase to the purchase price.  The purchase price will be further increased if payments become due under the “20% of Net Pretax Profit” calculation.  The first payment is to be made 90 days after the end of the third operating year in which off-track betting is conducted by the Company.  Remaining payments would be made within 90 days of the end of each of the next four operating years.

                The Company is periodically involved in various legal actions arising in the normal course of business.  At December 31, 2001, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

                The Minnesota Department of Labor and Industry (DOL&I) is conducting an audit for the period April 10, 1999 through April 10, 2001 regarding compliance with the tip law sections of the Minnesota Fair Labor Standards Act.  At December 30, 2001, the Company has received no communications from the DOL&I regarding the disposition of their audit.  Management believes that the Company's practices regarding tips are consistent with the requirements of Minnesota law.

9.             RELATED-PARTY TRANSACTIONS

The president/director and two other directors have guaranteed performance by the Company under a $500,000 bond issued to the Minnesota Racing Commission.

In 2001 and 2000, the Company paid $74,000 to a Board member for advertising and marketing services provided to the Company.  This Board member was also granted 15,000 stock options in 1998 and 12,500 stock options in 1997 (Note 4).

10.           OPERATING SEGMENTS

The Company has three reportable operating segments:  card club, horse racing, and concessions.  The card club segment includes operations of the Canterbury Card Club.  The horse racing segment includes simulcast and live racing operations, and the concessions segment provides concessions during simulcast racing, live racing, in the card club and during special events.  The Company’s reportable operating segments are strategic business units that offer different products and services.  They are managed separately because the segments differ in the nature of the products and services provided, as well as processes to produce those products and services.  The horse racing and card club segments are regulated by the State of Minnesota Racing Commission.

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

The following tables provide information about the Company’s operating segments (in 000’s):

	Twelve Months Ended December 31, 2001
	Horse Racing	Card Club	Concessions	Total
Revenues from external customers	18,354	16,969	4,169	39,492

Intersegment revenues	692		1,253	1,945

Net interest income (expense)	57			57

Depreciation and amortization	597	467		1,064

Segment income before income taxes	341	2,802	113	3,256

Segment Assets	11,962	4,493	522	16,977

	Twelve Months Ended December 31, 2000
	Horse Racing	Card Club	Concessions	Total
Revenues from external customers	$17,375	$11,347	$3,741	$32,463

Intersegment revenues	658		874	1,532

Net interest income (expense)	88	(100)		(12)

Depreciation and amortization	585	324		909

Segment income before income taxes	512	970	123	1,605

Segment Assets	$9,968	$3,318	$525	$13,811

Included in horse racing segment revenues for the years ended December 31, 2001 and 2000 is approximately $377,000 and $444,000, respectively, for rental of the racing facility for special events and storage.

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	2001	2000
Revenues
Total revenue for reportable segments	$41,437	$33,995
Elimination of intersegment revenues	(1,945)	(1,532)
Total consolidated revenues	39,492	32,463

Income before income taxes
Total segment income before income taxes	$3,256	$1,605
Elimination of intersegment income before income taxes	(113)	(123)
Total consolidated income before income taxes	3,143	1,482

	December 31, 2001	December 31, 2000
Assets
Total assets for reportable segments	$16,977	$13,811
Elimination of intercompany receivables	(433)	(493)
Total consolidated assets	16,544	13,318

Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                Not Applicable.

PART III

Item 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information required under this item with respect to the directors will be set forth in a section captioned “Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 2002 (the “2002 Proxy Statement”), a definitive copy of which will be filed with the Commission within 120 days of the close of the 2001 fiscal year, which information is incorporated herein by reference.  Information regarding executive officers is presented under Item 1 herein.

Item 10. EXECUTIVE COMPENSATION

Information required under this item will be set forth in a section entitled “Executive Compensation and Other Information” in the Company’s 2002 Proxy Statement which information is incorporated herein by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item will be set forth in a section entitled “Security Ownership of Certain Beneficial Owners” in the Company’s 2002 Proxy Statement which information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this item will be set forth in a section entitled “Certain Transactions” in the Company’s 2002 Proxy Statement which information is incorporated herein by reference.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits.  See Exhibit Index at page 42, which is incorporated herein by reference.  Exhibits that cover management contracts or compensatory plans or arrangements are marked with an asterisk (*) on the Exhibit Index.

(b)           Reports on Form 8-K.  No reports on Form 8-K  were filed during the fourth quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2002		CANTERBURY PARK HOLDING CORPORATION

	By	/s/ Randall D. Sampson
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

Signature	Title	Date
/s/ Curtis A. Sampson	Chairman of the Board	March 29, 2002
Curtis A. Sampson

/s/ Dale H. Schenian	Director; Vice Chairman	March 29, 2002
Dale H. Schenian

/s/ Randall D. Sampson	Chief Executive Officer, President,	March 29, 2002
Randall D. Sampson	General Manager, Treasurer and
Director

/s/ Brian C. Barenscheer	Director	March 29, 2002
Brian C. Barenscheer

/s/ Gibson Carothers	Director	March 29, 2002
Gibson Carothers

/s/ Carin Offerman	Director	March 29, 2002
Carin Offerman

/s/ David C. Hansen	Chief Financial Officer	March 29, 2002
David C. Hansen

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

Exhibit Index To

Form 10-KSB for the Year Ended December 31, 2001

Regulation S-B Exhibit Table Reference	Title of Document	Location in Consecutive Numbering System as Filed with the Securities and Exchange Commission
3.1	Articles of Incorporation, as amended.	Filed as Exhibit 3.1 to the Forms SB-2 Registration Statement of the Company, File No. 33-81262C, (the “SB-2 Registration Statement”) and incorporated herein by reference.

3.2	Bylaws, as amended	Filed as Exhibit 3.2 to the SB-2 Registration Statement and incorporated herein by reference.

4.1	Warrant Agreement between the Company and the Warrant Agent	Filed as Exhibit 4.1 to the SB-2 Registration Statement and incorporated herein by reference.

10.1	Plan of Reorganization dated as of May 20, 1994 between Canterbury Park Holding Corporation and Canterbury Park Concessions, Inc.	Filed as Exhibit 10.1 to the SB-2 Registration Statement and incorporated herein by reference.

10.2	Restated Stock Purchase Agreement	Filed as Exhibit 10.2 to the SB-2 Registration Statement and incorporated herein by reference.

10.3	Letter dated April 4, 1994 from the Minnesota Horsemen’s Benevolent and Protective Association, Inc. to Minnesota Racing Commission waiving 125 day racing minimum	Filed as Exhibit 10.3 to the SB-2 Registration Statement and incorporated herein by reference.

10.4	Totalizator Services Agreement dated May 2, 1994 between Autotote Systems, Inc. and Canterbury Park Holding Corporation.	Filed as Exhibit 10.4 to the SB-2 Registration Statement and incorporated herein by reference.

10.5	Stock Option Plan, as amended*	Filed as Exhibit 4.1 to the Registration Statement on Form S-8 of the Company filed on August 28, 1997 (File No. 333-34509) and incorporated herein by reference.

10.6	Form of Non-qualified Stock Option Agreement	Filed as Exhibit 10.6 to the SB-2 Registration Statement and incorporated herein by reference.

10.7	Curtis A. Sampson Guaranty to HRA	Filed as Exhibit 10.7 to the SB-2 Registration Statement and incorporated herein by reference.

10.10

General Credit and Security Agreement dated as of June 3, 1998 between Canterbury Park Holding Corporation and Bremer Bank N.A. (previously First American Bank, N.A.)  This exhibit 10.10 replaces exhibit 10.10 filed previously as an exhibit to the SB-2 Registration Statement.

Filed as Exhibit 10.10 to the Form 10-KSB for the fiscal year ended December 31, 1998.

10.11	Stock Purchase Savings Plan	Filed as Exhibit 10.11 to Form10-KSB for the fiscal year ended December 31, 1997 and incorporated herein by reference.

10.13	Stock Option Plan for Non-Employee Consultants and Advisors	Filed as Exhibit 4.3 to the Registration Statement on Form S-8 of the Company filed on August 28, 1997 (File No. 333-34509) and incorporated herein by reference.

21	Subsidiary of the Registrant	Filed herewith.

23	Independent Auditors’ Consent	Filed herewith.

24	Power of Attorney	Included in signature page at page 41.

*  Denotes an exhibit that covers management contracts or compensatory plans or arrangements.

The exhibits referred to in this Exhibit will be supplied to a shareholder at a charge of $.25 per page upon written request directed to Canterbury Park Holding Corporation at the executive offices of the Company.