Form 10-Q
period 2002-03-31
CANTERBURY PARK HOLDING CORP
filed 2002-05-15
CIK 926761

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 0-24554

Canterbury Park Holding Corporation

(Exact name of business issuer as specified in its charter)

Minnesota	41-1775532
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1100 Canterbury Road, Shakopee, Minnesota	55379
(Address of principal executive offices)	(Zip Code)

(952) 445-7223

(Issuer’s Telephone Number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.   YES ☒   NO ☐

The Company had 3,562,174 shares of common stock, $.01 par value per share, outstanding as of May 8, 2002.

Canterbury Park Holding Corporation

Item 1:

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2002 AND DECEMBER 31, 2001

	March 31, 2002	December 31, 2001
ASSETS

CURRENT ASSETS
Cash	$4,191,732	$3,088,844
Accounts receivable	291,290	556,192
Inventory	109,623	113,324
Deposits	20,000	45,000
Prepaid expenses	286,056	300,845
Total current assets	4,898,701	4,104,205

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $6,716,132 and $6,425,974, respectively	13,321,360	12,439,413

	$18,220,061	$16,543,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,393,874	$1,683,092
Card club accruals	1,399,086	1,058,465
Accrued wages and payroll taxes	822,260	782,461
Accrued interest	1,689	15,878
Advance from MHBPA	335,777	373,240
Accrued property taxes	292,294	237,784
Income taxes payable	550,717	134,330
Payable to horsepersons	312,665	235,158
Deferred tax liability	136,000	168,000
Total current liabilities	5,244,362	4,688,408

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 3,556,674 and 3,529,324, respectively, shares issued and outstanding	35,567	35,293
Additional paid-in capital	10,429,426	10,240,249
Accumulated earnings	2,510,706	1,579,668
Total stockholders’ equity	12,975,699	11,855,210
	$18,220,061	$16,543,618

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

PERIODS ENDED MARCH 31, 2002 AND 2001

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001

OPERATING REVENUES:
Pari-mutuel	$3,340,284	$3,065,438
Card Club	4,541,776	3,973,403
Concessions	781,815	693,237
Admissions and parking	31,959	35,834
Programs and racing forms	134,076	126,783
Other operating revenue	117,313	139,550
	8,947,223	8,034,245

OPERATING EXPENSES:
Pari-mutuel expenses
Statutory purses	870,196	725,662
Host track fees	554,658	488,728
Pari-mutuel taxes	52,520	36,476
Minnesota breeders’ fund	239,706	209,555
Salaries and benefits	3,420,549	3,306,256
Cost of concession sales	317,596	340,210
Cost of publication sales	148,738	145,149
Depreciation and amortization	290,158	230,904
Utilities	188,825	293,805
Repairs, maintenance and supplies	300,373	162,644
Property taxes	54,510	53,643
Advertising and marketing	265,444	223,514
Other operating expenses	663,844	576,357
	7,367,117	6,792,903

NONOPERATING (EXPENSES) REVENUES:
Interest expense	(5,660)	(6,259)
Other, net	6,953	18,537
	1,293	12,278

INCOME BEFORE INCOME TAX EXPENSE	1,581,399	1,253,620

INCOME TAX EXPENSE (Note 1)	(650,361)	(530,000)

NET INCOME	$931,038	$723,620

BASIC NET INCOME PER COMMON SHARE (Note 1)	$.26	$.21

DILUTED NET INCOME PER COMMON SHARE (Note 1)	$.24	$.20

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

PERIODS ENDED MARCH 31, 2002 AND 2001

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$931,038	$723,620
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	290,158	230,904
Decrease in deferred income taxes	20,300	189,100
Decrease in accounts receivable	264,902	148,126
Decrease in other current assets	43,490	10,398
Increase in income taxes payable	416,387	38,400
Increase in accounts payable and accrued expenses	168,709	1,099,086
(Decrease) increase in accrued interest	(14,189)	5,846
Increase in accrued property taxes	54,510	53,643
Net cash provided by operations	2,175,305	2,499,123

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,172,105)	(528,727)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	137,151	34,312
(Payment on) proceeds from advance from MHBPA, net	(37,463)	88,911
Net cash provided by financing activities	99,688	123,223

NET INCREASE IN CASH	1,102,888	2,093,619

CASH AT BEGINNING OF PERIOD	3,088,844	1,198,849

CASH AT END OF PERIOD	$4,191,732	$3,292,468

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED MARCH 31, 2002 AND 2001

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies is included in the notes to consolidated financial statements in the 2001 Annual Report on Form 10-KSB.

Income Taxes - Income tax expense is computed by applying the estimated annual effective tax rate to the year-to-date income.

Unaudited Financial Statements - The consolidated balance sheet as of March 31, 2002, the consolidated statements of operations for the three months ended March 31, 2002 and 2001, the consolidated statements of cash flows for the three months ended March 31, 2002 and 2001, and the related information contained in these notes have been prepared by management without audit.  In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made.  Results for an interim period should not be considered as indicative of results for a full year.

Net Income Per Share — Basic net income per common share is based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding for the three months ended March 31, 2002 and March 31, 2001 were 3,537,262 and 3,479,491, respectively.  Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding.  The Company’s only potential common shares outstanding are stock options.  After considering the dilutive effect of stock options outstanding, the weighted average shares used to calculate diluted earnings per share for the three months ended March 31, 2002 and 2001 were 3,841,099 and 3,707,557, respectively.

2.     BORROWINGS UNDER CREDIT AGREEMENT

Borrowings under the Company’s credit agreement with Bremer Bank include a commercial revolving credit line which provides for maximum advances of $2,250,000 with interest at the prime rate.  The Company had no borrowings under this credit line at March 31, 2002.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of March 31, 2002.  Management believes that funds available under this line of credit, along with funds generated from card club and simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2002.

3.     OPERATING SEGMENTS

During the first three months of 2002 and 2001, the Company had three reportable operating segments:  card club, horse racing and concessions.  The card club segment includes operations of the Canterbury Card Club. The horse racing segment includes simulcast and live racing operations, and the concessions segment provides concessions during simulcast and live racing, in the card club and during special events.  The Company’s reportable operating segments are strategic business units that offer different products and services.  They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services.  The horse racing and card club segments are regulated by the State of Minnesota Racing Commission.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

Depreciation, interest expense and income taxes are allocated to the segments but no allocation is made to concessions for shared facilities.  However, the concessions segment pays approximately 25% of gross revenues earned on live racing and special event days to the horse racing segment for use of the facilities.

The following table provides information about the Company’s operating segments (in 000’s):

	Three Months Ended March 31, 2002
	Card Club	Horse Racing	Concessions	Total

Revenues from external customers	$4,542	$3,623	$782	$8,947
Intersegment revenues		41	292	333
Net Interest expense		(1)		(1)
Depreciation and amortization	136	154		290
Segment income before income taxes	1,068	513	111	1,692
Segment Assets	$4,264	$13,906	$621	$18,791

	Three Months Ended March 31, 2001
	Card Club	Horse Racing	Concessions	Total

Revenues from external customers	$3,973	$3,361	$699	$8,034
Intersegment revenues		98	298	397
Net Interest expense		(12)		(12)
Depreciation and amortization	102	129		231
Segment income before income taxes	842	411	28	1,282

Twelve Months Ended December 31, 2001

Segment Assets	$11,962	$4,493	$522	$16,977

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

Revenues	Quarter Ended March 31,2002	Quarter Ended March 31,2001
Total revenue for reportable segments	$9,280	$8,431
Elimination of intersegment revenues	(333)	(397)
Total consolidated revenues	8,947	8,034

Income before income taxes
Total segment income before income taxes	$1,692	$1,282
Elimination of intersegment income before income taxes	(111)	(28)
Total consolidated income before income taxes	1,581	1,254

Assets	March 31,2002	December 31, 2001
Total assets for reportable segments	$18,791	$16,977
Elimination of intercompany receivables	(571)	(433)
Total consolidated assets	18,220	16,544

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

The Company is periodically involved in various legal actions arising in the normal course of business.  At March 31, 2002, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

The Minnesota Department of Labor and Industry (DOL&I) is conducting an audit for the period April 10, 1999 through April 10, 2001 regarding compliance with the tip law sections of the Minnesota Fair Labor Standards Act.  At March 31, 2002, the Company has received no communications from the DOL&I regarding the disposition of their audit.  Management believes that the Company’s practices regarding tips are consistent with the requirements of Minnesota law.

5.     CURRENT ACCOUNTING PRONOUNCEMENTS

In conjunction with the issuance of the new guidance for business combinations, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17.  Under the provisions of SFAS No. 142, intangible assets acquired in a business combination, which do not possess finite useful lives will no longer be amortized into net income over an estimated useful life but rather will be tested for impairment at least annually based on specific guidance provided in the new standard.  The company adopted SFAS No. 142 on January 1, 2002, which had no material impact on the Company’s financial statements.

The FASB also issued SFAS no. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is required to be adopted for fiscal years beginning after December 15, 2001.  SFAS No. 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets.  The provisions of SFAS No. 144 became effective for the Company on January 1, 2002 and did not have a material impact on its financial position and results of operations.

Item 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS

General:

Canterbury Park Holding Corporation (the “Company”) owns and operates Canterbury Park Racetrack and Card Club in Shakopee, Minnesota.  The primary businesses of the Company are pari-mutuel horse racing, hosting unbanked card games, and food and beverage operations.

The Racetrack is the only pari-mutuel horse racing facility in the State of Minnesota.  The Racetrack earns revenues from pari-mutuel take-out on races simulcast year-round to Canterbury Park from racetracks throughout the country and from live race meets featuring thoroughbred and quarter horse racing. Live race meets commence in the month of May and conclude in September.  During live race meets, the Company televises its races to out-of-state racetracks around the country, and earns additional pari-mutuel revenue on wagers placed at the out-of-state racetracks.

 The Canterbury Card Club (the “Card Club”) is the only facility in the State of Minnesota given the legislative authority to host unbanked card games in which players compete against each other and not against the house.  The Company receives a percentage of the wagers from the players as compensation for providing the Card Club facility and services.  Card Club operations commenced on April 19, 2000.  The Card Club is open twenty-four hours a day, seven days a week.

 The Company generates revenues from admissions, parking, publication sales, facility rental for special events, vehicle storage, advertising and other sources.

The Minnesota Racing Commission is authorized by Minnesota law to regulate Card Club and horse racing operations.  The law requires that up to 14% of the gross revenue generated by the Card Club be paid to the Racetrack’s purse fund and the State of Minnesota Breeders’ Fund.  The original 15,828 square foot Card Club, constructed within the Racetrack grandstand facility, was completed in mid-April 2000 and provided room for approximately 40 tables.  In May 2001, the Company completed construction of an expansion of the Card Club to create space for 50 tables, the maximum allowed by Minnesota law.  The total cost of approximately $1.1 million for the expansion and related furniture, fixtures and equipment was funded with cash flows from operations.

Results of Operations for the Three Months Ended March 31, 2002 and March 31, 2001:

                During the first three months of 2002 the Company conducted 90 simulcast racing days.  Total wagering handle for the quarters ended March 31, 2002 and 2001 was $16,107,524 and $14,584,065, respectively.

                Pari-mutuel revenue or “take-out” (gross wagering after deducting statutorily mandated amounts from the handle to be paid to winning bettors) for the quarters ending March 31, 2002 and 2001 was $3,340,284 and $3,065,438, respectively.  Total pari-mutuel expenses including state pari-mutuel taxes, contributions to the Minnesota Breeders’ Fund, statutory purses and host fees were $1,717,080 and $1,460,421 for the quarters ending March 31, 2002 and 2001, respectively.  The increase is due primarily to statutory purse expense and breeders’ fund expense related to the Card Club operations, which amounted to $612,084 for the three months ended March 31, 2002.

                Card Club revenues increased 14.3% to $4,541,776 for the first three months of 2002 compared to $3,973,403 for the same period in 2001.  The increase is primarily due to a full quarter of expanded card games from 38 tables in 2001 to 50 tables in 2002.

                Concession revenues increased to $781,815 for the quarter ended March 31, 2002 compared to $693,237 for the first quarter of 2001, primarily due to concession sales in the Card Club.  The Company also hosted three snowmobile racing weekends in 2002 compared to two weekends of snowmobile racing during the first quarter of 2001.

                Operating expenses in the first quarter of 2002 (excluding pari-mutuel expenses) increased by approximately $317,555 or 6.0%, compared to 2001 primarily due to the operation of the expanded Card Club and preparation for the live racing meet.  Salary and benefit costs, increased $114,293,or 3.5% compared to the same period last year.  Repairs, maintenance & supplies increased $137,729 or 84.6% primarily due to significant repairs to the backside administration building and periodic live racing preparation expenses.  Utilities decreased $104,980 or 35.7% primarily due to the relatively mild winter and rates continuing to fall compared to 2001.

Income before income taxes increased $327,779, or 26.1%, to $1,581,399 for the three months ended March 31, 2002, from $1,253,620 for the three months ended March 31, 2001.  Income tax expense was $650,361 and $530,000 for the first quarter of 2002 and 2001, respectively, resulting in net income of $931,038 and $723,620, respectively.

Commitments and Contingencies

                There have been no material changes in our outstanding commitments and contingencies since those reported at December 31, 2001.

Liquidity and Capital Resources:

                Cash provided by operating activities for the three months ended March 31, 2002 of $2,175,305 resulted principally from net income of $931,038, an increase in income taxes payable of $416,387, depreciation and amortization of $290,158, a decrease in accounts receivable of $264,902 and an increase in accounts payable and accrued expenses of $168,709. During the period January 1, 2001 through March 31, 2001, cash provided by operating activities was $2,499,123, which resulted principally from net income of $723,620, an increase in accounts payable and accrued expenses of $1,099,086 depreciation and amortization of $230,904, a decrease in deferred income taxes of $189,100 and a decrease in accounts receivable of $148,126.

Net cash used in investing activities for the first quarter of 2002 of $1,172,105 resulted primarily from the purchase of 12 acres of land just south of the main parking lot, and acquisitions of equipment. This compared to $528,727 in the first quarter of 2001, related primarily to the expansion of the Card Club.

                Cash provided by financing activities during the first three months of 2002 consisted of proceeds received upon the exercise of stock options of $137,151 partially offset by net payments on the advance from the Minnesota Horsemen’s Benevolent and Protective Association (the “MHBPA”) of $37,463. Cash provided by financing activities during the first three months of 2001 consisted of proceeds received upon the exercise of stock options of $34,312, and proceeds from the advance from the MHBPA of $88,911.

                The Company is required by statute to segregate a portion of funds received from revenues in the Card Club and wagering on simulcast and live horse races for future payment as purses for live horse races at the Racetrack or other uses of Minnesota’s horsepersons associations.  Pursuant to an agreement with the MHBPA, during the three months ended March 31, 2002 and 2001, the Company transferred into a trust account for these purposes or paid directly to the MHBPA approximately $850,000 and $500,000 respectively.  At March 31, 2002, the Company had an additional liability to MHBPA of $335,777.  This liability will be paid in 2002, including interest earned at the prime-lending rate, in accordance with the agreement with the MHBPA.

The Company has a credit agreement with Bremer Bank.  Borrowings under the credit agreement include a commercial revolving credit line providing for maximum advances of $2,250,000 with interest at the prime rate.  The Company had no borrowings under the line of credit at March 31, 2002 or December 31, 2001.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of March 31, 2002.

                Cash balances at March 31, 2002 were $4,191,732 compared to $3,088,844 at December 31, 2001.  The Company believes that funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2002.

Critical Accounting Policies:

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

Operating Plan:

In 2001 the Company successfully conducted its seventh consecutive live race meet.  The Company plans a 62-day live race meet in 2002 consisting of 27 days of mixed Thoroughbred and Quarter Horse racing, and 35 days of Thoroughbred only racing.  The Company competes with racetracks located throughout the United States in securing the better quality horses to run at the Racetrack.  Attracting the owners and trainers of better quality horses is largely influenced by the ability to offer large purses.  Prior to the 2000 live meet, the Company offered consistent levels of purse monies from year to year by limiting the number of live racing days and utilizing purse monies from simulcasting and live race wagering.  However, since the commencement of Card Club operations in 2000, the Company has been able to offer significant purse increases during the 2001 and 2000 live race meets.  The Company continues to experience stiff competition for better quality horses from a racetrack located near Des Moines, Iowa, as well as racetracks near Chicago, Illinois, which offer substantially larger purses.

The Company anticipates that it will continue to improve its profitability in the year 2002 mainly due to a full year of operation of the expanded Card Club.  The expansion of the Card Club has positively affected operating results since its completion in May 2001.  In addition, management anticipates it will be able to maintain levels of attendance and handle for live and simulcast racing at or near levels similar to previous years.  The Company is hopeful that higher purse rates in 2002 continue to draw better quality horses and increase attendance compared to the year 2001.  The Company continues to pursue special events and to market its facility as a venue for large outdoor and indoor events.

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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on borrowings under our commercial revolving credit line that bears interest at the prime rate.  At March 31, 2002 we have no debt borrowings under our credit facility.

We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents and marketable securities.  We invest cash and cash equivalents in investment grade, highly liquid investments, consisting of money market instruments, bank certificates of deposit, overnight investments in commercial paper, and short term government and corporate bonds.

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

Canterbury Park Holding Corporation

Dated: May 15, 2002	/s/ Randall D. Sampson
Randall D. Sampson,
President, and Chief Executive Officer

/s/ David C. Hansen
David C. Hansen,
Vice President, and Chief Financial Officer