Form 10-Q
period 2002-06-30
CANTERBURY PARK HOLDING CORP
filed 2002-08-14
CIK 926761

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

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

(952) 445-7223
(Issuer’s Telephone Number)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒  NO  ☐

The Company had 3,588,474 shares of common stock, $.01 par value per share, outstanding as of August 9, 2002.

Canterbury Park Holding Corporation

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2002 AND DECEMBER 31, 2001

	June 30, 2002	December 31, 2001
ASSETS

CURRENT ASSETS
Cash	$5,064,880	$3,088,844
Accounts receivable	548,368	556,192
Inventory	189,217	113,324
Deposits	20,000	45,000
Prepaid expenses	692,128	300,845

Total current assets	6,514,593	4,104,205

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $6,884,000 and $6,425,974, respectively	13,964,842	12,439,413

	$20,479,435	$16,543,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,823,881	$1,683,092
Card club accruals	1,099,075	1,058,465
Accrued wages and payroll taxes	798,556	782,461
Accrued interest	5,918	15,878
Advance from MHBPA	162,516	373,240
Accrued property taxes	229,624	237,784
Cash dividend payable	896,394
Income taxes payable	66,669	134,330
Payable to horsepersons	295,342	235,158
Deferred tax liability	251,000	168,000
Total current liabilities	$7,628,975	$4,688,408

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 3,585,574 and 3,529,324, respectively, shares issued and outstanding	35,856	35,293
Additional paid-in capital	10,587,287	10,240,249
Accumulated earnings	2,227,317	1,579,668
Total stockholders’ equity	12,850,460	11,855,210
	$20,479,435	$16,543,618

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

PERIODS ENDED JUNE 30, 2002 AND 2001

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
OPERATING REVENUES:
Pari-mutuel	$5,065,234	$4,808,598	$8,405,518	$7,874,036
Card Club	4,552,300	4,054,922	9,094,076	8,028,325
Concessions	1,359,852	1,236,489	2,141,667	1,929,727
Admissions and parking	231,956	219,734	263,915	255,567
Programs and racing forms	207,423	210,392	341,499	337,715
Other operating revenue	513,984	164,415	631,297	303,966
	11,930,749	10,694,550	20,877,972	18,728,796

OPERATING EXPENSES:
Pari-mutuel expenses
Statutory purses	2,106,716	1,915,621	2,976,912	2,641,283
Host track fees	639,787	559,018	1,194,445	1,047,746
Pari-mutuel taxes	83,643	58,822	136,163	95,298
Minnesota breeders’ fund	315,958	283,637	555,664	493,192
Salaries and benefits	4,228,736	4,109,399	7,649,285	7,415,655
Cost of concession sales	544,721	497,142	862,317	837,352
Cost of publication sales	271,075	276,710	419,813	421,859
Depreciation and amortization	276,230	257,361	566,388	488,265
Utilities	234,925	241,007	423,750	534,812
Repairs, maintenance and supplies	415,658	534,121	716,031	696,764
Property taxes	54,510	37,868	109,020	91,511
Advertising and marketing	735,985	678,039	1,001,429	901,552
Other operating expenses	995,601	1,020,411	1,659,445	1,596,769
	10,903,545	10,469,156	18,270,662	17,262,059
NONOPERATING (EXPENSES) REVENUES:
Interest expense	(4,229)	(6,190)	(9,889)	(12,450)
Other, net	8,558	21,596	15,511	40,133
	4,331	15,406	5,622	27,683

INCOME BEFORE INCOME TAX EXPENSE	1,031,533	240,800	2,612,932	1,494,420
INCOME TAX EXPENSE (Note 1)	(418,528)	(107,750)	(1,068,889)	(637,750)

NET INCOME	$613,005	$133,050	$1,544,043	$856,670

BASIC NET INCOME PER COMMON SHARE (Note 1)	$.17	$.04	$.43	$.25

DILUTED NET INCOME PER COMMON SHARE (Note 1)	$.16	$.04	$.40	$.23

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

PERIODS ENDED JUNE 30, 2002 AND 2001

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,544,043	$856,670
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	566,388	488,265
Gain on disposal of real estate	(258,074)
Decrease in accounts receivable	7,824	20,622
Increase in other current assets	(442,176)	(145,561)
Increase in accounts payable and accrued expenses	2,257,678	2,087,422
Decrease in deferred income taxes	174,200	216,310
Decrease in income taxes payable	(67,661)	(508,060)
(Decrease) increase in accrued interest	(9,960)	12,450
(Decrease) in accrued property taxes	(8,160)	(27,381)
Net cash provided by operations	3,764,102	3,000,737

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate property addition	(1,022,733)
Fixed asset additions	(1,233,673)	(1,807,558)
Proceeds on disposal of real estate	422,663
Net cash used in investing activities	(1,833,743)	(1,807,558)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	256,401	70,593
Payment on advance from MHBPA, net	(210,724)	(51,751)
Net cash provided by financing activities	45,677	18,842

NET INCREASE IN CASH	1,976,036	1,212,021

CASH AT BEGINNING OF PERIOD	3,088,844	1,198,849

CASH AT END OF PERIOD	$5,064,880	$2,410,870

INTEREST PAID	$19,849	$0

INCOME TAXES PAID	$965,000	$927,500

DIVIDEND DECLARED	$896,394	$0

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED JUNE 30, 2002 AND 2001

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies is included in the notes to consolidated financial statements in the 2001 Annual Report on form 10-KSB.

Income Taxes - Income tax expense is computed by applying the estimated annual effective tax rate to the year-to-date income.

Unaudited Financial Statements - The consolidated balance sheet as of June 30, 2002, the consolidated statements of operations for the three and six months ended June 30, 2002 and 2001, the consolidated statements of cash flows for the six months ended June 30, 2002 and 2001, and the related information contained in these notes have been prepared by management without audit.  In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made.  Results for an interim period should not be considered as indicative of results for a full year.

Net Income Per Share – Basic net income per common share is based on the weighted average number of common shares outstanding during each year.  The weighted average number of common shares outstanding for the three and six month periods ended June 30, 2002 were 3,571,507 and 3,554,479, respectively.  The weighted average number of common shares outstanding for the three and six month periods ended June 30, 2001 were 3,456,059 and 3,438,884, respectively.  Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding.  The Company’s only potential common shares outstanding are stock options.  After considering the dilutive effect of stock options outstanding, the weighted average shares used to calculate diluted earnings per share for the three and six month periods ended June 30, 2002 were 3,896,706 and 3,858,146, respectively.  The weighted average shares used to calculate diluted earnings per share for the three and six month periods ended June 30, 2001 were 3,744,614 and 3,734,871, respectively.

2.     BORROWINGS UNDER CREDIT AGREEMENT

Borrowings under the Company’s credit agreement with Bremer Bank, include a commercial revolving credit line which provides for maximum advances of $2,250,000 with interest at the prime rate until April 20, 2003.  The Company had no borrowings under this credit line at June 30, 2002.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of June 30, 2002.  Management believes that funds available under this line of credit, along with funds generated from card club and simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2002.

3.     OPERATING SEGMENTS

During the first six months of 2002 and 2001, the Company had three reportable operating segments:  horse racing, card club and concessions.  The card club segment includes operations of the Canterbury Card Club.  The horse racing segment includes simulcast and live horse racing operations, and the concessions segment provides concessions during simulcast and live racing, in the card club, and during special events.  The Company’s reportable operating segments are strategic business units that offer different products and services.  They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services.  The horse racing and card club segments are regulated by the State of Minnesota Racing Commission.

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

The following tables provide information about the Company’s operating segments (in 000’s):

	Six Months Ended June 30, 2002
	Horse Racing	Card Club	Concessions	Total

Revenues from external customers	$9,641	$9,094	$2,143	$20,878

Intersegment revenues	173		577	750

Net interest expense	10			10

Depreciation and amortization	280	286		566

Segment income before income taxes	642	1,971	323	2,936

Segment Assets	$16,094	$4,253	$900	$21,247

	Six Months Ended June 30, 2001
	Horse Racing	Card Club	Concessions	Total

Revenues from external customers	$8,752	$8,028	$1,949	$18,729

Intersegment revenues	306		619	925

Net interest expense	(28)			(28)

Depreciation and amortization	275	213		488

Segment income before income taxes	4	1,490	73	1,567

Twelve Months Ended December 31, 2001

Segment Assets	$11,962	$4,493	$522	$16,977

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Six Months Ended June 30,2002	Six Months Ended June 30,2001
Revenues
Total revenue for reportable segments	$21,628	$19,654
Elimination of intersegment revenues	(750)	(925)
Total consolidated revenues	20,878	18,729

Income before income taxes
Total segment income before income taxes	$2,936	$1,567
Elimination of intersegment income before income taxes	(323)	(73)
Total consolidated income before income taxes	2,613	1,494

	June 30, 2002	December 31, 2001
Assets
Total assets for reportable segments	$21,247	$16,977
Elimination of intercompany receivables	(768)	(433)
Total consolidated assets	20,479	16,544

4.     CONTINGENCIES

In accordance with an Earn Out Note, given to the prior owner of the racetrack as part of the consideration paid by the Company to acquire the racetrack in 1994, if (i) off-track betting becomes legally permissible in the State of Minnesota and (ii) the Company begins to conduct off-track betting with respect to or in connection with its operations, the Company will be required to pay to the IMR Fund, L.P. the greater of $700,000 per operating year, as defined, or 20% of the net pretax profit, as defined, for each of five operating years.  At the date (if any) that these two conditions are met, the five minimum payments will be discounted back to their present value and the sum of those discounted payments will be recorded as an increase to the purchase price.  The purchase price will be further increased if payments become due under the 20% of Net Pre-Tax Profit calculation.  The first payment is to be made 90 days after the end of the third operating year in which off-track betting is conducted by the Company.  Remaining payments would be made within 90 days of the end of each of the next four operating years.

The Company is periodically involved in various legal actions arising in the normal course of business.  At June 30, 2002, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

The Minnesota Department of Labor and Industry (DOL&I) is conducting an audit for the period April 10, 1999 through April 10, 2001 regarding compliance with the tip law sections of the Minnesota Fair Labor Standards Act.  At June 30, 2002, the Company has received no communications from the DOL&I regarding the disposition of their audit.  Management believes that the Company’s practices regarding tips are consistent with the requirements of Minnesota law.

5.     CURRENT ACCOUNTING PRONOUNCEMENTS

In conjunction with the issuance of the new guidance for business combinations, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion 17.  Under the provisions of SFAS No. 142, intangible assets acquired in a business combination, which do not possess finite useful lives will no longer be amortized into net income over an estimated useful life but rather will be tested for impairment at least annually based on specific guidance provided in the new standard.  The Company adopted SFAS No. 142 on January 1, 2002, which had no material impact on the Company’s financial statements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

General

Canterbury Park Holding Corporation (the “Company”) owns and operates the Canterbury Park Racetrack and Card Club in Shakopee, Minnesota.  The primary businesses of the Company are pari-mutuel horse racing, hosting unbanked card games, and food and beverage operations.

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

The Minnesota Racing Commission is authorized by Minnesota law to regulate Card Club operations.  The law requires that up to 14% of the gross revenue generated by the Card Club be paid to the Racetrack’s purse fund and the State of Minnesota Breeders’ Fund.  The original 15,828 square foot Card Club, constructed within the Racetrack grandstand facility, was completed in mid-April 2000 and accommodated approximately 40 tables.  In May 2001, the Company expanded the Card Club for 50 tables, the maximum allowed by Minnesota law.

Results of Operations for the Three and Six Months Ended June 30, 2002 and June 30, 2001

Total operating revenues increased approximately $2.1 million or 11.5% during the six months ended June 30, 2002 compared to the six months ended June 30, 2001, and increased approximately $1.2 million or 11.6% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001.

Pari-mutuel revenues increased $531,482 or 6.7% in the six month period ended June 30, 2002 compared to the same period in 2001.  Total handle for the six months ended June 30, 2002 was up $3.3 million or 7.9% compared to total handle during the six-month period in 2001. Total handle wagered on simulcast races year-to-date in 2002 is up $3.1 million or 10.3% compared to year-to-date June 30, 2001.  On-track live handle decreased slightly by $64,000 or 1% compared to the same period in 2001 partially due to inclement weather which led to fewer races.  However, out-of-state live handle increased $200,000 or 4.9% compared to the same period last year due to the addition of several simulcast outlets.  See the “Summary of Operating Data” below.

Summary of Operating Data:

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001

Racing Days
Simulcast only days	155	156
Live and simulcast days	26	25
Total Racing Days	181	181

On-Track Handle
Simulcast only days	$26,720,000	$24,619,000
Live and simulcast days
Live racing	6,454,000	6,518,000
Simulcast racing	6,933,000	5,899,000
Out-of-state Live Handle	4,311,000	4,111,000
Total Handle	$44,418,000	$41,147,000

On-Track Average Daily Handle
Simulcast only days	$172,387	$157,814
Live and simulcast days	514,885	496,680

Card Club revenues were $9.1 and $4.5 million for the six-month and three-month periods ended June 30, 2002, representing increases of 13.3% and 12.3%, respectively.  Card Club revenues represented 43.6% and 38.2% of total revenues for the six-month and three-month periods ended June 30, 2002, respectively.  The year-to-date increase is primarily due to an increased number of tables in operation in 2002, compared to 2001.  The Card Club operation offered games on 50 tables in 2002, compared to 42 tables in the first half of 2001.

Concession sales for the six-month and three-month periods ended June 30, 2002 increased 11.0% and 10.0%, respectively, compared to the same periods in 2001 due to the increased Card Club operations and one additional live racing day in the 2002 periods.

Other operating revenues for the six-month and three-month periods ended June 30, 2002 increased $327,331 and $349,569, respectively compared to the same periods in 2001 primarily due to a $258,074 gain on sale of five acres of real estate.

Operating expenses (excluding pari-mutuel expenses) increased 3.3% during the six month period ended June 30, 2002 compared to the six month period ended June 30, 2001, and 1.4% during the three months ended June 30, 2002 compared to the three month period ended June 30, 2001.  Salaries and benefits increased approximately $233,000 or 3.1% in the six-month period and $119,000 or 2.9% in the three-month period compared to the same periods last year primarily associated with the increase in revenues.  Advertising and marketing increased approximately $100,000 or 11.1% in the six month period and approximately $58,000 or 8.5% in the three month period compared to the same periods last year due primarily to increased participation in the patron loyalty program. Utilities expense decreased approximately $111,000 or 20.7% and approximately $6,000 or 2.5% for the same periods in 2001 due to rate reductions experienced during the past twelve months.

Pari-mutuel expenses have increased 13.7% and 11.7%, respectively, during the six and three month periods of 2002 compared to 2001, due primarily to purse expense attributable to the Card Club.  Under Minnesota law, the Company is required to pay 10% of the first $6 million of gross Card Club revenues as purse monies.  After meeting the $6 million threshold, the Company must pay 14% of gross Card Club revenues as purse monies.  However, effective January 1, 2002 the Company agreed to pay 14% of all Card Club gross revenues.  In 2001, the Company estimated an annual effective rate for purse money payments of approximately 12.40%, which was applied to Card Club revenues throughout the year.  Therefore, the effective rate in 2002 is higher than during 2001.

Income before income taxes was $2,612,932 for the six months ended June 30, 2002 compared to $1,494,420 for the six months ended June 30, 2001.  After income tax expense of $1,068,889 for the six months ended June 30, 2002, net income was $1,544,043 in 2002 compared to $856,670 in 2001.  Income before income taxes for the quarter ended June 30, 2002 was $1,031,543 compared to $240,800 for the quarter ended June 30, 2001.  After income tax expense of $418,528 in the second quarter of 2002, net income was $613,005 compared to $133,050 for the second quarter of 2001.

Commitments and Contingencies

There have been no material changes in our outstanding commitments and contingencies since those reported at December 31, 2001.

Liquidity and Capital Resources

During the period January 1, 2002 through June 30, 2002, cash provided by operating activities was $3,764,102, which resulted principally from an increase in accounts payable and accrued expenses of $2,257,678, net income of $1,544,043 and depreciation and amortization of $566,388. These items were partially offset by a decrease in other current assets of $442,176 and a gain on sale of real estate of $258,074.  The significant increase in accounts payable and accrued expenses is due primarily to increases in amounts payable related to the live race meet.

Net cash used in investing activities for the first six months of 2002 was approximately $1.8 million resulting primarily from the purchase of 12 acres of land just south of the main parking lot for $1 million, and acquisitions of equipment for $1.2 million, offset by the proceeds on disposal of real estate of $422,663.  During the six-month period ended June 30, 2001, net cash of $1.8 million was invested in building improvements primarily related to the expansion of the Card Club.

During the period January 1, 2002 through June 30, 2002, cash provided by financing activities was $45,677, representing $256,401 from the exercise of stock options which was partially offset by net payments to the Minnesota Horsemen’s Benevolent and Protective Association (the “MHBPA”) of $210,724.  During the period January 1, 2001 through June 30, 2001, cash provided by financing activities was $18,842 representing $70,593 from the exercise of stock options which were partially offset by net payments to the MHBPA of $51,751.

The Company is required by statute to segregate a portion of funds received from revenues in the Card Club and wagering on simulcast and live horse races for future payment as purses for live horse races at the Racetrack or other uses of Minnesota’s thoroughbred and quarterhorse associations.  Pursuant to an agreement with the MHBPA, during the six months ended June 30, 2002 and 2001, the Company transferred into a trust account for these purposes or paid directly to the MHBPA approximately $2,850,000 and $2,300,000, respectively.  At June 30, 2002, the Company had an additional liability to the MHBPA of $162,516.  This liability will be paid in 2002, including interest earned at the prime-lending rate, in accordance with the agreement with the MHBPA.

The Company has a general credit agreement with Bremer Bank.  Borrowings under the credit agreement include a commercial revolving credit line providing for maximum advances of $2,250,000 with interest at the prime rate until April 20, 2003.  The Company had no borrowings under the line of credit at June 30, 2002 or December 31, 2001.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of June 30, 2002.

Cash balances at June 30, 2002 were $5,064,880 compared to $3,088,844 at December 31, 2001. The Company believes that the funds available in its cash accounts, amounts available under its $2,250,000 line of credit, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2002.

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

Operating Plan:

On June 6, 2002 at the Annual Meeting, the Company’s Board of Directors declared a special cash dividend of $.25 per share of common stock payable to shareholders of record on June 28, 2002.  The Company has not adopted any policies regarding dividends and there can be no assurance that any dividend will be paid in the future.

At June 30, 2002, the Company was approximately halfway through its 62-day 2002 live race meet featuring both thoroughbred and quarter horse racing.  The Company continues to experience stiff competition with racetracks located near Des Moines, Iowa and Chicago, Illinois in securing the better quality horses to run at the Racetrack.  Attracting the owners and trainers of better quality horses is largely influenced by the ability to offer large purses.  The Company implemented a 5% purse increase during this live race meet, the fourth in three years, which increased the average daily purses to approximately $125,000.

The expansion of the Card Club has positively affected operating results since its completion in May 2001.  The Company anticipates that the results for the remainder of 2002 will be similar to those experienced in the second half of 2001 due to the operation of the maximum 50 tables allowed by Minnesota law.

The Company continues to pursue special events and to market its facility as a venue for large outdoor and indoor events.  In August 2002, the Company will be the primary public parking facility for the 84th PGA Championship to be held at Hazeltine National Golf Club in nearby Chaska, Minnesota.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on borrowings under our commercial revolving credit line that bears interest at the prime rate.  At June 30, 2002 we have no debt borrowings under our credit facility.

We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents and marketable securities.  We invest cash and cash equivalents in investment grade, highly liquid investments, consisting of money market instruments, bank certificates of deposit, and short term government and corporate bonds.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 2.	Changes in Securities

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June 6, 2002.  Shareholders elected or reelected the following directors for a one year term:  Brian C. Barenscheer, Gibson Carothers, Patrick R. Cruzen, Carin J. Offerman, Curtis A. Sampson, Randall D. Sampson, and Dale H. Schenian.  Not less than 3,264,111 shares were voted in favor of each of the directors (approximately 92% of all outstanding shares) and holders of no more than 21,571 shares withheld authority to vote for such directors.

In addition, the shareholders approved by a vote of 2,132,513 shares in favor and 55,287 opposed an amendment to the Company’s 1994 Stock Plan to increase the number of shares which may be issued upon exercise of options awarded under the Plan from 850,000 shares to 1,150,000 shares.

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

99.1 Certification under 18 U.S.C 1350

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: August 14, 2002	/s/ Randall D. Sampson
Randall D. Sampson,
President, and Chief Executive Officer

Dated: August 14, 2002	/s/ David C. Hansen
David C. Hansen,
Vice President, and Chief Financial Officer