Form 10-Q
period 2002-09-30
CANTERBURY PARK HOLDING CORP
filed 2002-11-14
CIK 926761

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

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

(952) 445-7223
(Issuer’s Telephone Number)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒   NO  ☐

The Company had 3,623,258 shares of common stock, $.01 par value per share, outstanding as of November 5, 2002.

Canterbury Park Holding Corporation

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

	September 30, 2002	December 31, 2001
ASSETS

CURRENT ASSETS
Cash	$2,707,230	$3,088,844
Accounts receivable	509,723	556,192
Receivable from MHBPA	326,466
Inventory	125,370	113,324
Deposits	20,000	45,000
Prepaid expenses	496,527	300,845
Income tax refund receivable	106,286
Total current assets	4,291,602	4,104,205

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $7,280,392 and $6,425,974, respectively	13,808,751	12,439,413

	$18,100,353	$16,543,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,783,091	$1,683,092
Card club accruals	1,321,948	1,058,465
Accrued wages and payroll taxes	1,124,966	782,461
Accrued interest	1,795	15,878
Advance from MHBPA		373,240
Accrued property taxes	284,134	237,784
Income taxes payable		134,330
Payable to horsepersons	273,992	235,158
Deferred tax liability	162,000	168,000
Total current liabilities	$4,951,926	$4,688,408

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 3,594,674 and 3,529,324, respectively, shares issued and outstanding	35,939	35,293
Additional paid-in capital	10,650,492	10,240,249
Accumulated earnings	2,461,996	1,579,668
Total stockholders’ equity	13,148,427	11,855,210
	$18,100,353	$16,543,618

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001

OPERATING REVENUES:
Pari-mutuel	$5,292,248	$5,393,147	$13,697,766	$13,267,182
Card Club	4,548,625	4,556,552	13,642,701	12,584,877
Concessions	1,567,745	1,562,357	3,709,413	3,492,085
Admissions and parking	239,517	282,109	503,432	537,677
Programs and racing forms	198,735	203,457	540,234	540,632
Other operating revenue	263,679	199,002	894,976	502,968
	12,110,549	12,196,624	32,988,522	30,925,421

OPERATING EXPENSES:
Pari-mutuel expenses
Statutory purses	2,592,268	2,751,702	5,569,180	5,392,985
Host track fees	498,781	490,264	1,693,227	1,538,011
Pari-mutuel taxes	71,731	58,676	207,894	153,973
Minnesota breeders’ fund	315,906	316,531	871,570	809,723
Salaries and benefits	4,505,119	4,424,038	12,154,405	11,839,694
Cost of concession sales	609,059	597,114	1,471,375	1,434,466
Cost of publication sales	305,940	291,019	725,753	712,878
Depreciation and amortization	290,230	294,792	856,618	783,057
Utilities	331,140	347,119	754,891	881,931
Repairs, maintenance and supplies	328,647	344,623	1,044,677	1,041,387
Property taxes	54,510	45,755	163,530	137,266
Advertising and marketing	640,644	604,505	1,642,073	1,506,058
Other operating expenses	1,193,364	1,102,440	2,852,808	2,699,209
	11,737,339	11,668,578	30,008,001	28,930,638
NONOPERATING (EXPENSES)REVENUES:
Interest expense	(950)	(2,202)	(6,775)	(14,652)
Other, net	14,739	23,859	26,186	63,992
	13,789	21,657	19,411	49,340
INCOME BEFORE INCOME TAX EXPENSE	386,999	549,703	2,999,932	2,044,123

INCOME TAX EXPENSE (Note 1)	(152,320)	(171,600)	(1,221,210)	(809,350)

NET INCOME	$234,679	$378,103	$1,778,722	$1,234,773

BASIC NET INCOME PER COMMON SHARE (Note 1)	$.07	$.11	$.50	$.35

DILUTED NET INCOME PER COMMON SHARE (Note 1)	$.06	$.10	$.46	$.33

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,778,722	$1,234,773
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	856,618	783,057
Gain on disposal of real estate	(258,074)
Decrease in accounts receivable	46,469	12,488
(Increase) decrease in other current assets	(182,728)	13,952
Increase in accounts payable and accrued expenses	744,821	1,087,810
Decrease in deferred income taxes	100,800	272,960
Decrease in income taxes payable	(240,616)	(471,610)
(Decrease) increase in accrued interest	(14,083)	6,819
Increase in accrued property taxes	46,350	18,375
Net cash provided by operations	2,878,279	2,958,624

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate property addition	(1,022,733)
Fixed asset additions	(1,367,811)	(2,105,462)
Proceeds on disposal of real estate	422,663
Net cash used in investing activities	(1,967,881)	(2,105,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	304,088	109,967
Payment on advance from MHBPA, net	(699,706)	(939,900)
Cash dividend to shareholders	(896,394)
Net cash used in financing activities	(1,292,012)	(829,933)

NET (DECREASE) INCREASE IN CASH	(381,614)	23,229

CASH AT BEGINNING OF PERIOD	3,088,844	1,198,849

CASH AT END OF PERIOD	$2,707,230	$1,222,078

INTEREST PAID	$19,849	$0

INCOME TAXES PAID	$1,365,000	$1,007,500

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies is included in the notes to consolidated financial statements in the 2001 Annual Report on form 10-KSB.

Income Taxes - Income tax expense is computed by applying the estimated annual effective tax rate to the year-to-date income.

Unaudited Financial Statements - The consolidated balance sheet as of September 30, 2002, the consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001, the consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001, and the related information contained in these notes have been prepared by management without audit.  In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made.  Results for an interim period should not be considered as indicative of results for a full year.

Net Income Per Share - Basic net income per common share is based on the weighted average number of common shares outstanding during each year.  The weighted average number of common shares outstanding for the three and nine-month periods ended September 30, 2002 were 3,589,537 and 3,566,294, respectively.  The weighted average number of common shares outstanding for the three and nine-month periods ended September 30, 2001 were 3,494,060 and 3,485,815, respectively.  Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding.  The Company’s only potential common shares outstanding are stock options.  After considering the dilutive effect of stock options outstanding, the weighted average shares used to calculate diluted earnings per share for the three and nine-month periods ended September 30, 2002 were 3,884,790 and 3,842,936, respectively.  The weighted average shares used to calculate diluted earnings per share for the three and nine-month periods ended September 30, 2001 were 3,733,497 and 3,745,432, respectively.

2.             BORROWINGS UNDER CREDIT AGREEMENT

Borrowings under the Company’s credit agreement with Bremer Bank include a commercial revolving credit line, which provides for maximum advances of $2,250,000 with interest at the prime rate until April 20, 2003.  The Company had no borrowings under this credit line at September 30, 2002.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of September 30, 2002.  Management believes that funds available under this line of credit, along with funds generated from card club and simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2002.

3.             OPERATING SEGMENTS

During the first nine months of 2002 and 2001, the Company had three reportable operating segments:  horse racing, card club and concessions.  The card club segment includes operations of the Canterbury Card Club.  The horseracing segment includes simulcast and live horse racing operations, and the concessions segment provides concessions during simulcast and live racing, in the card club, and during special events.  The Company’s reportable operating segments are strategic business units that offer different products and services.  They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services.  The horse racing and card club segments are regulated by the State of Minnesota Racing Commission.

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

The following tables provide information about the Company’s operating segments (in 000’s):

	Nine Months Ended September 30, 2002
	Horse Racing	Card Club	Concessions	Total

Revenues from external customers	$15,635	$13,643	$3,711	$32,989

Intersegment revenues	373		905	1,278

Net interest income	(19)			(19)

Depreciation and amortization	419	437		856

Segment income before income taxes	175	2,825	579	3,579

Segment Assets	$13,914	$4,116	$1,119	$19,149

	Nine Months Ended September 30, 2001
	Horse Racing	Card Club	Concessions	Total

Revenues from external customers	$14,815	$12,585	$3,525	$30,925

Intersegment revenues	556		950	1,506

Net interest income	(49)			(49)

Depreciation and amortization	427	356		783

Segment (loss) income before income taxes	(507)	2,553	179	2,225

Twelve Months Ended December 31, 2001

Segment Assets	$11,962	$4,493	$522	$16,977

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Revenues
Total revenue for reportable segments	$34,267	$32,431
Elimination of intersegment revenues	(1,278)	(1,506)
Total consolidated revenues	32,989	30,925

Income before income taxes
Total segment income before income taxes	$3,579	$2,225
Elimination of intersegment income before income taxes	(579)	(181)
Total consolidated income before Income taxes	3,000	2,044

	September 30, 2002	December 31, 2001
Assets
Total assets for reportable segments	$19,149	$16,977
Elimination of intercompany receivables	(1,049)	(433)
Total consolidated assets	18,100	16,544

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

The Company is periodically involved in various legal actions arising in the normal course of business.  At September 30, 2002, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

The Minnesota Department of Labor and Industry (DOL&I) is conducting an audit for the period April 10, 1999 through April 10, 2001 regarding compliance with the tip law sections of the Minnesota Fair Labor Standards Act.  At September 30, 2002, the Company has received no communications from the DOL&I regarding the disposition of their audit.  Management believes that the Company’s practices regarding tips are consistent with the requirements of Minnesota law.

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

The Racetrack is the only pari-mutuel horse racing facility in the State of Minnesota.  The Racetrack receives revenues from pari-mutuel take-out on races simulcast year-round to Canterbury Park from racetracks throughout the country and from live race meets featuring thoroughbred and quarter horse racing.  Live race meets commence in the month of May and conclude in September.  During live race meets, the Company televises its races to out-of-state racetracks around the country, and receives additional pari-mutuel revenue on wagers placed at the out-of-state racetracks.

The Canterbury Card Club (the “Card Club”) is the only facility in the State of Minnesota authorized by law to host unbanked card games in which players compete against each other and not against the house.  The Company receives a percentage of the wagers from the players as compensation for providing the Card Club facility and services.  The Card Club is open twenty-four hours a day, seven days a week.

The Company also generates revenues from admissions, parking, publication sales, facility rental for special events, vehicle storage, advertising and other sources.

The Minnesota Racing Commission is authorized by Minnesota law to regulate Card Club operations.  The law requires that up to 14% of the gross revenue generated by the Card Club be paid to the Racetrack’s purse fund and the State of Minnesota Breeders’ Fund.  The original 15,828 square foot Card Club, constructed within the Racetrack grandstand facility, opened April 19, 2000 and accommodated approximately 40 tables.  In May 2001, the Company expanded the Card Club to 50 tables, the maximum allowed by Minnesota law.

Results of Operations for the Three and Nine Months Ended September 30, 2002 and September 30, 2001

Total operating revenues increased approximately $2.1 million, or 6.6%, during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, and decreased  $86,075, or less than 1%, for the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

Pari-mutuel revenues increased $430,584, or 3.2%, in the nine month period ended September 30, 2002 compared to the same period in 2001. Total handle for the nine months ended September 30, 2002 was up $791,000, or 1.1%, compared to total handle during the nine-month period in 2001. Total handle wagered on simulcast races year-to-date in 2002 is up $3.4 million or 7.5% compared to year-to-date September 30, 2001.  On-track live handle decreased by $758,000 or 4.7% compared to the same period in 2001 partially due to inclement weather forcing cancellation of a number of races.  In addition, out-of-state live handle decreased $1.8 million, or 14%, compared to the same period last year primarily because 2001 results include $2.5 million from the Claiming Crown held at Canterbury Park while the 2002 Claiming Crown was moved to another venue.  See the “Summary of Operating Data” below.

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Summary of Operating Data:

Racing Days
Simulcast only days	212	210
Live and simulcast days	61	61
Harness days	0	2
Total Racing Days	273	273

On-Track Handle
Simulcast only days	$33,316,000	$30,805,000
Live and simulcast days:
Live racing	15,256,000	16,014,000
Simulcast racing	15,397,000	14,510,000
Out-of-state Live Handle	11,256,000	13,105,000
Total Handle	$75,225,000	$74,434,000

On-Track Average Daily Handle
Simulcast only days	$157,150	$146,690
Live and simulcast days	502,508	484,508

Card Club revenues were $13.6 million for the nine-months ended September 30, 2002, an increase of 8.4% compared to the nine-month period in 2001.  Revenues for the three-month period ended September 30, 2002 were virtually unchanged when compared to the same period in 2001.  Card Club revenues represented 41.4% and 37.6% of total Company revenues for the nine-month and three-month periods ended September 30, 2002, respectively.  The year-to-date increase is primarily due to an increased number of tables in operation in 2002 compared to 2001.  The Card Club operation offered games on 50 tables in 2002, compared to 42 tables in the first half of 2001.

Concession sales increased 6.2% for the nine-month period and were unchanged for the three-month period ended September 30, 2002, respectively, compared to the same periods in 2001 due to the increased Card Club operations early in the year.

Other operating revenues for the nine-month and three-month periods ended September 30, 2002 increased $392,008 and $64,677, respectively compared to the same periods in 2001 primarily due to a $258,074 gain on sale of five acres of real estate during the second quarter.

Operating expenses (excluding pari-mutuel expenses) increased 3.0% during the nine-month period ended September 30, 2002 compared to the same period in 2001 and 2.6% during the three months ended September 30, 2002 compared to the same period in 2001.  Salaries and benefits increased approximately $315,000, or 2.6%, in the nine-month period and $81,000, or 1.8%, in the three-month period compared to the same periods last year.  Advertising and marketing increased approximately $136,000, or 9.0%, in the nine month period and approximately $36,000, or 6.0%, in the three month period compared to the same periods last year due primarily to increased participation in the patron loyalty program. Other Operating expenses increased approximately $153,000, or 5.6%, in the nine month period and approximately $91,000, or 8.3%, in the three month period compared to the same periods last year primarily due to increased professional fees related to legislative efforts for additional gaming authorizations.  Utilities expense decreased approximately $127,000, or 14.4%, and approximately $16,000, or 4.6%, for the same periods in 2001 due to rate reductions experienced during the past twelve months.

Pari-mutuel expenses increased 5.7% during the nine month period ended September 30, 2002 compared to the same period last year due primarily to purse expense attributable to the Card Club, and decreased 3.8% during the three month period ended September 30, 2002 compared to 2001 because the Racetrack hosted the Claiming Crown in 2001 but not 2002.  Under Minnesota law, the Company is required to pay 10% of the first $6 million of gross Card Club revenues as purse monies.  After meeting the $6 million threshold, the Company must pay 14% of gross Card Club revenues as purse monies.  However, as a result of negotiations with the Minnesota Horseman’s Benevolent & Protective Association (“MHBPA”) effective January 1, 2002 the Company agreed to pay 14% of all the Card Club gross revenues as purse monies.  In 2001, the Company estimated an annual effective rate for purse money payments of approximately 12.40%, which was applied to Card Club revenues throughout the year.  Therefore, the effective rate in 2002 is higher than during 2001.

Income before income taxes was $2,999,932 for the nine months ended September 30, 2002 compared to $2,044,123 for the nine months ended September 30, 2001.  After income tax expense of $1,221,210 for the nine months ended September 30, 2002, net income was $1,778,722 in 2002 compared to $1,234,773 in 2001.  Income before income taxes for the quarter ended September 30, 2002 was $386,999 compared to $549,703 for the quarter ended September 30, 2001.  After income tax expense of $152,320 in the third quarter of 2002, net income was $234,679 compared to $378,103 for the third quarter of 2001.

Commitments and Contingencies

There have been no material changes in our outstanding commitments and contingencies since those reported at December 31, 2001.

Liquidity and Capital Resources

During the period January 1, 2002 through September 30, 2002, cash provided by operating activities was $2,878,279, which resulted principally from an increase in accounts payable and accrued expenses of $744,821, net income of $1,778,722 and depreciation and amortization of $856,618. These items were partially offset by a decrease in other current assets of $182,728 and a gain on sale of real estate of $258,074.  The significant increase in accounts payable and accrued expenses is due primarily to increases in amounts payable related to the live race meet.

Net cash used in investing activities for the first nine months of 2002 was approximately $2.0 million resulting primarily from the purchase of 12 acres of land immediately south of the main parking lot for $1 million, and acquisitions of equipment for $1.4 million, including $511,000 for a large screen video board to enable better patron viewing, offset by the proceeds of $422,663 from the sale of land.  During the nine-month period ended September 30, 2001, $2.1 million was invested in building improvements primarily related to the expansion of the Card Club.

During the period January 1, 2002 through September 30, 2002, cash used in financing activities was $1,292,012, representing a special cash dividend to shareholders of $896,394, net payments to the MHBPA of $699,706 which were offset by $304,088 from the exercise of stock options.  During the period January 1, 2001 through September 30, 2001, cash used by financing activities was $829,933 representing $939,900 of net payments to the MHBPA, which were offset by $109,967 from the exercise of stock options.

The Company is required by statute to segregate a portion of funds received from revenues in the Card Club and wagering on simulcast and live horse races for future payment as purses for live horse races at the Racetrack or other uses of Minnesota’s thoroughbred and quarter horse associations.  Pursuant to an agreement with the MHBPA, during the nine months ended September 30, 2002 and 2001, the Company transferred into a trust account for these purposes or paid directly to the MHBPA approximately $5,710,000 and $5,596,000, respectively.  At September 30, 2002, the MHBPA owed the Company $326,466 which will be paid during the fourth quarter.

The Company has a general credit agreement with Bremer Bank.  Borrowings under the credit agreement include a commercial revolving credit line providing for maximum advances of $2,250,000 with interest at the prime rate until April 20, 2003.  The Company had no borrowings under the line of credit at September 30, 2002 or December 31, 2001.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of September 30, 2002.

Cash balances at September 30, 2002 were $2,707,230 compared to $3,088,844 at December 31, 2001. The Company believes that the funds available in its cash accounts, amounts available under its $2,250,000 line of credit, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements for the foreseeable future.

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

Operating Plan:

On July 12, 2002, the Company paid a special cash dividend of $.25 per share of common stock payable to shareholders of record on June 28, 2002.  The Company has not adopted any policies regarding dividends and there can be no assurance that any dividend will be paid in the future.

At September 30, 2002, the Company had completed its 61-day 2002 live race meet featuring both thoroughbred and quarter horse racing.  During the live race meet, the Company implemented a 5% overnight purse increase, the fourth in three years.  The Company continues to experience stiff competition with racetracks located near Des Moines, Iowa and Chicago, Illinois in securing the better quality horses to run at the Racetrack.  Attracting the owners and trainers of better quality horses is largely influenced by the ability to offer large purses.

The expansion of the Card Club has positively affected operating results since its completion in May 2001.  The Company anticipates that the results for the remainder of 2002 will be similar to those experienced in the final quarter of 2001 due to the operation of the maximum 50 tables allowed by Minnesota law.

The Company intends to continue to seek changes in Minnesota Law, which would authorize additional sources of gaming revenue.  On October 10th the Company announced plans to expand the Canterbury Park property into a “Racino” which would include slot and video gaming, a 250 room hotel, an Olympic scale horse park and additional restaurant venues.  Along with other necessary approvals, the addition of slot and video gaming would require new legislation and/or an amendment to Minnesota’s Constitution.  Based on the success of several Racino’s in other states, the Company feels that if this proposal is successful, it will enhance horse racing with increased purses, provide substantial growth opportunities for Canterbury Park, and produce significant new tax revenues for state and local governments.  The effort to obtain legislative or constitutional authority for slot and video gaming at the Racetrack will require substantial expenditures and there can be no assurance that such effort will result in obtaining legislative or constitutional authority to offer any additional gaming.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on borrowings under our commercial revolving credit line that bears interest at the prime rate.  At September 30, 2002 we have no debt borrowings under our credit facility.

We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents and marketable securities.  We invest cash and cash equivalents in investment grade, highly liquid investments, consisting of money market instruments, bank certificates of deposit, and short-term government and corporate bonds.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

a).   Evaluation of disclosure controls and procedures:  Management, including the Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this quarterly report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to the material information required to be reported in our periodic SEC filings.

b).  Changes in internal controls: There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 2.	Changes in Securities

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits
99.1 Certification under 18 U.S.C. 1350;

(b) Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: November 14, 2002	/s/ Randall D. Sampson
Randall D. Sampson,
President, and Chief Executive Officer

Dated: November 14, 2002	/s/ David C. Hansen
David C. Hansen,
Vice President, and Chief Financial Officer

CEO Certification:

I, Randall D. Sampson certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Canterbury Park Holding Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6                  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	CANTERBURY PARK HOLDING CORPORATION
/s/ Randall D. Sampson
Randall D. Sampson
Chief Executive Officer

CFO Certification:

I, David C. Hansen certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Canterbury Park Holding Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ( the “Evaluation date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	CANTERBURY PARK HOLDING CORPORATION
/s/ David C. Hansen
David C. Hansen
Vice President, and Chief Financial Officer