Form 10-K
period 2002-12-31
CANTERBURY PARK HOLDING CORP
filed 2003-03-28
CIK 926761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from           to

Commission File Number:  0-24554

CANTERBURY PARK HOLDING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1775532
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1100 Canterbury Road Shakopee, MN 55379
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (952) 445-7223

Securities registered pursuant to Section 12(b) of the Act:                  Common Stock, $.01 par value

Securities registered pursuant to Section 12(g) of the Act:                  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	☒	NO	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES	☐	NO	☒

The aggregate market value of the shares of voting stock held by non-affiliates of the Company (persons other than directors and officers) computed at the closing price of $14.64 per share on the American Stock Exchange on March 17, 2003 was approximately $25,280,000.  On March 17, 2003, the Company had 3,640,473 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders, to be held on June 5, 2003, are incorporated by reference into Part III of this Form 10-K.

CANTERBURY PARK HOLDING CORPORATION

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2002

Item 1.                     BUSINESS

(a) General Development of the Business

Canterbury Park Holding Corporation (the “Company”) hosts pari-mutuel wagering on live thoroughbred and quarter Horse racing at its facilities in Shakopee, Minnesota (the “Racetrack”) and pari-mutuel wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”).  In addition, the Company is the only facility in the State of Minnesota authorized by law to host “unbanked” card games in which the players compete against each other and not against the house.  The Company also derives revenues from related services and activities, such as concessions, parking, admissions and programs, and from other entertainment events held at the Racetrack.

The Company was incorporated under the laws of Minnesota on March 24, 1994 and acquired the Racetrack on March 29, 1994.  On May 6, 1994 the Company commenced simulcasting operations, which now are generally conducted seven days per week.  Beginning in May 1995, the Company began hosting live horse racing (“live meets”) and related pari-mutuel wagering on a seasonal basis, generally from mid May to late August or early September.

On April 19, 2000, the Company opened its Canterbury Card Club (the “Card Club”).  At the Card Club patrons compete against each other in various unbanked card games.  The Card Club operates under the authority of legislation enacted into law in May 1999 (the “Card Club Legislation”) and is regulated by the Minnesota Racing Commission.  Under the Card Club Legislation, the Company is authorized to host up to 50 tables where card games are played and receives a percentage of the wagers or a fee from the players as its revenue for providing the facility and services.  The Card Club Legislation requires that the Racetrack’s purse fund and the State of Minnesota Breeders’ Fund receive a total of 10% to 14% of the gross revenue generated by the Card Club

The Company maintains a website at www.canterburypark.com.  Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge by linking from our website to the Securities & Exchange Commission website.

(b) Financial Information About Segments

The Company divides its business into three segments: card club, horse racing, and concessions. The card club segment includes operations of the Canterbury Card Club. The horse racing segment includes simulcast and live racing operations, and the concessions segment provides food and beverage during simulcast and live racing, in the card club, and during special events. Further information regarding the Company’s business segments is set forth in Note 10 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10K and such information is incorporated herein by reference.

(c) Narrative Description of Business

(i)                                              Card Club Operations

The Card Club is open 24 hours per day, seven days per week, offering two types of unbanked card games: poker games and casino games.

Poker games, including Texas Hold ‘Em, 7-Card Stud and Omaha, with table limits ranging between $2 and $60, are offered on a maximum of 31 tables currently available in the poker room.  In poker games, the sponsor is allowed to deduct a percentage from the accumulated wagers and impose other charges for hosting the activity, but does not have an interest in the outcome of a game.  The sponsor may add additional prizes, awards, or money to any game for promotional purposes.  In the Canterbury Card Club, a dealer, employed by the Company, regulates the play of the game at each table and deals the cards, but does not participate in play.  The Company collects a “rake” of 10% of each addition to the “pot”, up to a maximum of $4.00 or $4.50 per hand, depending on the game, as its collection revenue.  In addition, poker games offer progressive jackpots for most games.  In order to fund the jackpot pool, the dealer withholds $1.00 from each final pot, which exceeds the minimum of $15.

Casino games are offered currently at 19 tables.  Casino games include Pai Gow Poker, Minnesota 21 (a version of blackjack), Super Nine, Caribbean Stud, Let-It-Ride and Three Card poker.  Casino games are played using a “player pool” system.  “Player pool” means a wagering system, in which wagers lost in card games, may be accumulated into a pool for purposes of enhancing the total amount paid back to winning players in other card games.  In such instances, the sponsor may only serve as custodian of the player pool and may not have an active interest in any card game.  In the casino games area of the Card Club, the amount that the dealer “wins” or “loses” during the course of play is accumulated in a “Player Pool” to be used to repay players in the form of promotions, giveaways, prizes or by other means.  The Company also takes a “rake” of $.50 to $1.00 per wager, depending on the game, for the Company’s collection revenue.  The only casino game to offer a progressive jackpot is Caribbean Stud.  The player has the option of playing the jackpot, and has the opportunity to win some, or all, of the jackpot amount depending upon his hand.

(ii)                                          Horse Racing Operations

The Company’s horse racing operations consist of year-round pari-mutuel wagering on simulcast horse races (“simulcasting”) and live meets held on a seasonal basis beginning in May and concluding in September.  Thoroughbred and quarter horse racing is conducted during the live meet.  The Company has also conducted live harness racing from time to time.

Simulcasting.

Simulcasting is the process by which live horse races held at one facility (the “host track”) are transmitted simultaneously to other locations that allow patrons at each receiving location (the “guest track”) to place wagers on the race being broadcast.  Monies are collected at the guest track and the information with respect to the total amount wagered is electronically transmitted to the host track.  All of the amounts wagered at guest tracks are combined into the appropriate pools at the host track with the final odds and payouts determined based upon all the monies in the respective pools.

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

Live Racing.

The Company conducts live horse racing at its facility generally from May until early September each year.  The Company raced 61 days in the year 2002, beginning May 17th and ending September 2nd, consisting of 27 days of mixed Thoroughbred and Quarter Horse racing, 34 days of Thoroughbred only racing.  In 2003, the Racetrack will conduct 63 live race days, beginning May 16th and concluding September 1st.  The race meet will include 27 days of mixed Thoroughbred and Quarter Horse racing, and 36 days of Thoroughbred only racing.

Currently, Minnesota law requires the Racetrack to schedule a minimum of 125 days of live racing annually, unless the MHBPA agrees to a lesser number of live racing days.  Since 1995, the MHBPA has agreed to waive the 125-day requirement and allow the Company to run a minimum of 50 days of live racing each year.  After

2003, no assurance can be given that the MHBPA will agree to a shorter live meet than the 125-day statutory minimum.  If the MHBPA does not agree to a live meet shorter than 125 days, the Company’s operations could be adversely impacted by a decrease in the daily purses and potential reduction in quality of horses, attendance and overall handle, as well as increased operating expenses.

(iii)                                      Special Events

While pari-mutuel horse racing and card club operations are the Company’s principal businesses, the Company’s facilities are capable of being used for multiple purposes.  In an effort to more fully utilize the property and to generate additional revenues, the Company has, in each year of its operations, expanded the use of the grandstand, grounds and parking lot for special events and rentals.

From 1996 through 2002, a number of non-horseracing events were held, including snowmobile races, major arts and crafts shows, trade shows, concerts, motorcycle races, fund raisers, automobile shows and competitions and private parties.  The Company also hosted major concerts each September, from 1998 through 2002.

In October 2000, the Company erected a semi-permanent structure, attached to the main entrance of the grandstand that is referred to as the “Pavilion”.  The Pavilion has approximately 18,000 square feet and has allowed the Company to market itself as a venue for large indoor entertainment events.

(iv)                                         Sources of Revenue

General.

The Company’s revenues in the year 2002 were principally derived from pari-mutuel wagering and Card Club operations.

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

The amount of takeout earned by the Company depends on where the race is run and the form of wager (straight or exotic).  Net revenues from pari-mutuel wagering on live races run at the Racetrack consist of the total amount wagered, less the amounts paid (i) to winning patrons, (ii) for purses, (iii) to the Breeders’ Fund and (iv) for pari-mutuel taxes to the State of Minnesota.  Net revenues from pari-mutuel wagering on races being run at out-of-state racetracks and simulcast to the Racetrack have similar expenses, but also include a host fee payment to the host track.  The host fee, which is calculated as a percentage of monies wagered (generally 2.50% to 4.50%), is negotiated with the host track and must comply with state laws governing the host track.

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

The following table sets forth the percentage distribution of each dollar wagered on live races at the Racetrack, as established by the Racing Act, and the Racetrack’s retainage:

	Live Racing
	Straight		Exotic

Returned to Winning Patrons		83.00%		77.00%
Purse(1)	8.40		8.40
Minnesota Breeders’ Fund	1.00		1.00
Minnesota Pari-Mutuel Taxes(2)	.17		.23
Racetrack Retainage(1)	7.43		13.37
Total Takeout		17.00		23.00

Total Handle		100.00%		100.00%

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

Wagering on Simulcast Races.

The amount of takeout from simulcast wagering is determined by the laws of the state in which the host track is located.  In addition, the Racing Act establishes a minimum that must be set aside from simulcasting for purse payments on racing within Minnesota.  Different amounts are deducted for purses from the takeout depending on whether simulcasting occurs during the “Racing Season,” a statutorily defined 25 week period beginning in early May each year, or outside of the Racing Season.  If simulcasting occurs during the Racing Season, the amount set aside for purses further depends on whether the simulcasting is part of a full racing card that occurs during the part of the day that live races are conducted at the Racetrack.  For races that are part of a full simulcast racing card that takes place within the time of live races at the Racetrack, the amount reserved for purse payout is 8.4%.  For simulcasting conducted during the Racing Season that does not occur within the time period of live races, the purse is equal to 50% of the takeout remaining after deductions for pari-mutuel taxes, payments to the Breeders’ Fund and payments to the host racetrack for host track fees.  For simulcasting conducted outside of the Racing Season, the amount that must be contributed to the purses is 25% of the takeout after deducting an 8% expense factor, pari-mutuel taxes, payments to the Breeders’ Fund and host fee payments to the host racetrack.

The following table sets forth the approximate percentage distribution of each dollar wagered for races simulcast at the Racetrack and the Racetrack’s retainage:

	During Racing Season
	Concurrent with Live Card		Not Concurrent with Live Card		Outside of Racing Season

Returned to Winning Patrons(1)		80.50%		80.50%		80.50%
Minnesota Breeders’ Fund	1.00%		1.10%		1.10%
Minnesota Pari-Mutuel Taxes(2)	.19		.19		.19
Purse(3)	8.40		7.39		1.70
Host Track Fees(4)	3.50		3.50		3.50
Racetrack Retainage(3)	6.41		7.32		13.01
Total Takeout		19.50		19.50		19.50

Total Handle		100.00%		100.00%		100.00%

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

Card Club Operations

As discussed above, the Company receives revenues from its Card Club operations, which run 24 hours per day, seven days per week.  The Company currently receives collection revenue from 31 poker tables and 19 tables offering table games.  Under Minnesota law, the Company is required to pay 10% of the first $6 million of gross Card Club revenues as purse monies.  After meeting the $6,000,000 threshold, the Company must pay 14% of gross Card Club revenues as purse monies, although by agreement with the MHBPA the Company has paid 14% of all Card Club revenues into the purse fund for 2002.  Of funds allocated for purses, the Company pays 10% of the purse monies to the State of Minnesota Breeders’ Fund.  The remaining 90% of the purse monies is divided between thoroughbred (90%), quarter horse (9%) and standard bred (1%) purse funds

Other Revenues

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

(v)                                             Competition

The Company competes with other forms of gaming in the State of Minnesota, particularly casino-style gambling located on Native American reservations throughout the State of Minnesota, including a large casino located approximately three miles from the Racetrack.  In addition, the Company competes against charitable gambling (bingo and pull tabs) and various state lottery products. In addition, the Company faces increasing competition from offshore and out-of-state simulcast operations illegally marketing Internet and telephone account home wagering systems to Minnesota residents.

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

(vi)                                         Legislation

On February 18, 2003, a bill was introduced in the Minnesota Legislature, which seeks to allow electronic gaming devices to be operated by the Minnesota State Lottery at the Racetrack. Often referred to as “Racinos”, this concept includes 2,000 gaming devices, a 250-room hotel, an Olympic scale horse park and additional restaurant venues.  Based on the success of several Racinos in other states, the Company feels that if this legislation is successful, it will enhance horse racing with increased purses, provide growth and development opportunities for the Company, and produce significant new tax revenues for state and local governments.  The effort to obtain legislative authority for electronic gaming devices at the Racetrack will require substantial expenditures and there can be no assurance that this bill or a version of this bill will be enacted into law.

(vii)                                     Marketing

The Company’s primary market is the seven-county Minneapolis-Saint Paul metropolitan area. Current demographic information indicates that approximately 1.45 million adults age 18 and older, reside within a 25-mile radius of Shakopee, Minnesota and another 1.68 million adults age 18 and older, reside within a 25-100 mile radius of the Racetrack.

To support its pari-mutuel horse racing and Card Club businesses, the Company conducts year-round marketing efforts to maintain the loyalty of live and simulcast patrons and attract new racing and Card Club customers.  The Company’s marketing uses newspapers, television, the Internet, other print media, radio and direct mail.  Often the Company combines its marketing efforts on communicating the excitement of wagering on horse racing with card playing.  In addition to its regular advertising program, the Company conducts numerous special promotions and handicapping contests to increase simulcast patronage, and successfully implemented a player rewards program in March of 2001.

The 2002 combined Card Club and live racing advertising campaigns utilized print, radio and television advertising to highlight the attractive, park-like atmosphere of Canterbury Park, promoting activities for the entire family, as well as the fun and excitement of live horse racing and card playing.  In addition, the development over the past five years of a customer database has enabled the Company to increasingly utilize direct mail advertising.

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

(viii)                                 Regulation

General.

The ownership and operation of the Racetrack in Minnesota is subject to significant regulation by the Racing Commission under the Racing Act and the rules adopted by the Racing Commission.  The Racing Act provides for the allocation of each wagering pool to winning bettors, the Racetrack, purses, the State of Minnesota and the Breeders’ Fund and empowers the Racing Commission to license and regulate substantially all aspects of horse racing in the State.  The Racing Commission, among other things, grants operating licenses to racetracks after an application process and public hearings, licenses all employees of a racetrack, jockeys, trainers, veterinarians and other participants, regulates the transfer of ownership interests in licenses, allocates live race days and simulcast-only race days, approves race programs, regulates the conduct of races, sets specifications for the racing ovals, animal facilities, employee quarters and public areas of racetracks, regulates the types of wagers on horse races and approves significant contractual arrangements with racetracks, including management agreements, simulcast arrangements, totalizator contracts and concessionaire agreements.  Decisions by the Racing Commission in regard to any one or more of the foregoing matters could adversely affect the Company’s operations.

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

The Racing Commission has the ability to impose increases in the Class A and Class B license fees, which would adversely impact the Company’s operating expenses.

Limitation on the Number of Class A, and Class B Licenses.

Pursuant to the Racing Act, so long as the Racetrack maintains its Class A License, no other Class A License may be issued in the seven county metropolitan area (the counties of Hennepin, Ramsey, Washington, Scott, Dakota, Anoka and Carver), except the Racing Commission may issue an additional Class A License within the seven county metropolitan area, provided that the additional license may only be issued for a facility which, among other conditions, is located more than 20 miles from the Racetrack, contains a track no larger than five-eighths of a mile in circumference, and is used exclusively for Standard bred (harness) racing.  Therefore, as long as the Company holds the Class A License, only the Company may own and operate a racetrack in the seven county metropolitan area where thoroughbred horses and quarter horses may be raced.

Limitation on Ownership and Management of an Entity, which holds a Class A License and/or Class B License.

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

(ix)                                        Employees

At March 14, 2003, the Company had 321 full-time employees and 309 part-time employees.  On a seasonal basis the Company adds approximately 120 full-time and 260 part-time employees for live racing operations from early May until early September.  The Company’s management believes its employee relations are good.

(x)                                            Executive Officers

The executive officers of the Company, their ages and their positions with the Company are as follows:

Name	Age	Position with Company

Randall D. Sampson	44	President, and General Manager

David C. Hansen	46	Vice President of Finance & CFO

Mark A. Erickson	46	Vice President of Facilities

Michael J. Garin	47	Vice President of Hospitality

John R. Harty	58	Vice President of Marketing

Randall D. Sampson has been President since the formation of the Company in March 1994 and General Manager since September 1995.  He also serves as a director of the Thoroughbred Racing Association of North America and Communications Systems, Inc., manufacturer of telecommunications and data communications products based in Hector, Minnesota.  Mr. Sampson is the son of Curtis A. Sampson, the Company’s Chairman of the Board who is a holder of approximately 30% of the Company’s common stock.

David C. Hansen joined the Company in July 2001 as Vice President of Finance and Chief Financial Officer.  Mr. Hansen was employed as Controller, and later Director of Finance at Treasure Island Resort & Casino, in Red Wing, MN, from 1993 until 2000.  He then served as Director of Accounting for Prairie Meadows Racetrack and Casino in Altoona, IA from 2000 to 2001.

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

Item 2.                     PROPERTIES

General.

The Company’s facilities, which are operated under the name “Canterbury Park Racetrack and Card Club,” are a modern complex of buildings and grounds, generally comparable to other major racetracks located throughout the country.  The Racetrack’s grandstand has a patron capacity of approximately 10,000 within enclosed areas, and a maximum patron capacity of over 30,000 including the outside areas around the grandstand.  The grandstand and most public outdoor areas contain numerous pari-mutuel windows, odds information boards, video monitors, concessions stands and other amenities.  The audio/visual system includes over 600 television monitors with most areas providing multi-screen viewing of the races.

The Racetrack is located approximately 25 miles southwest of downtown Minneapolis.  The area immediately surrounding the Racetrack consists primarily of a partially developed industrial park and farmland.  However, the Racetrack is in reasonable proximity to a number of major entertainment destinations including:  Valleyfair, an amusement park about two miles from the Racetrack which annually attracts approximately 1.3 million visitors during the spring and summer; the Renaissance Festival, a seven-weekend late summer attraction attracting approximately 340,000 visitors, located about five miles from the Racetrack; and Mystic Lake Casino, located about three miles from the Racetrack, which draws approximately 5.2 million patrons annually.  Approximately 20 miles from the Racetrack is the Mall of America, the largest enclosed shopping mall in the United States, which attracts approximately 42.5 million visitors per year.

Racing Surfaces.

The racing surfaces consist of a one-mile oval dirt/limestone track and a 7/8 mile oval turf course.  The dirt track includes a mile and one-quarter front stretch chute, a 6-1/2 furlong backstretch chute and a quarter horse chute, and is lighted for night racing.

Grandstand.

The grandstand is a modern, air-conditioned, and enclosed structure of approximately 275,000 square feet with a variety of facilities on six levels.  The Lower Level contains space for support functions such as jockey quarters, administrative offices, Racing Commission offices, the pari-mutuels department, concession and maintenance offices, first aid, mechanical and electrical rooms.  The Track Level includes pari-mutuels windows, restrooms, a variety of concession stands and other services.  The Card Club currently occupies 27,000 square feet on the Track Level. The Mezzanine Level contains 1,320 fixed seats in a glass-enclosed, air-conditioned area and an additional 3,000 seats located outside.  In addition to the seats, the Mezzanine Level contains pari-mutuel windows, restrooms, concession stands and other guest facilities. A portion of the mezzanine level is currently being used as a simulcast center to be used during live racing, and for banquets and other events during the off-season.  The Kitchen Level is an intermediate level located between the Mezzanine and Clubhouse floors; it contains a full-service kitchen which can support a full dining menu for the track-side dining terraces on the Clubhouse Level and to prepare food for the other concession areas.  The Clubhouse Level is a multi-purpose area serving as a simulcast center during wagering sessions on televised races, as well as a full-service dining area during the live racing season.  The Clubhouse Level includes 325 trackside tables, each equipped with a television set, with a total seating capacity of 1,200 patrons and an additional 1,000 seats are located in lounges located throughout the area.  An additional feature of the Clubhouse Level is a special club area, which includes 225 dining seats, a party room and a large bar and lounge.  The Press Box/Officials’ Level is located in the roof trusses over the Clubhouse and contains work areas for the press, racing officials, closed-circuit television, photo finish and the track announcer.  In addition, the grandstand was structurally built to accommodate skyboxes under the Press Box/Officials’ Level, although none have yet been constructed.  Escalators and elevators are available to move patrons among the various levels within the grandstand.

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

Other Properties.

Undeveloped Land:

In January 2002, the Company acquired an additional 12 acres of undeveloped land adjacent to the Racetrack, and in April 2002, subsequently sold another 5 acres of undeveloped land.  More than 90 acres of the 362 acres owned by the Company are not necessary for current operations.  This property is undeveloped and could be sold in whole or in part, depending upon future opportunities.  The Company regularly evaluates other business activities and development opportunities that would maximize the use of the real estate surrounding the Racetrack and which would complement the Company’s primary businesses of horse racing and card club operations.

RV Park:

In December 2002, the Company acquired an recreational vehicle (RV) park, located on approximately 29 acres, adjacent to the Minnesota River, and located 2 miles from the Racetrack in Shakopee.  The RV park has 68 independent sites and 40 dependent sites, an indoor swimming pool, laundry facilities, game room and mini store.  The sites will be rented to horsemen participating in Canterbury’s racing operations, seasonal employees, and the general public.

Item 3.                     LEGAL PROCEEDINGS

From time to time, the Company is party to ordinary and routine litigation incidental to our business.  We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations.

Item 4.                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

PART II

Item 5.                     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)                                            MARKET INFORMATION

The Company’s Common Stock began trading on the American Stock Exchange on December 18, 2002 under the symbol ECP. Prior to that date, the Company’s Common Stock traded on the NASDAQ Small Cap Market under the symbol TRAK. The table set forth below indicates the high and low trade prices for the Common Stock in the quarterly periods ending December 31, 2002 and 2001. These prices indicate interdealer prices without retail markup, markdowns or commissions.

	2002		2001
	High	Low	High	Low

Common Stock

First Quarter	$9.19	$6.35	$7.94	$5.88
Second Quarter	11.25	7.23	9.50	5.85
Third Quarter	10.99	8.00	7.69	5.75
Fourth Quarter	15.05	8.25	8.25	6.00

(b)                                            HOLDERS

At March 17, 2003, the Company had approximately 565 holders of record of its common stock.  In addition, on that date a depository company held approximately 1,817,000 shares as nominees for an estimated 1,900 beneficial holders.

(c)                                            DIVIDENDS

The Company paid a special cash dividend on its common stock of $.25 per share on July 12, 2002, which totaled $896,394.   The Company has not adopted any policies regarding the payment of dividends and does not anticipate paying any dividends in the foreseeable future.  The Company’s current loan arrangements with a commercial bank prohibit the payment of dividends without the bank’s consent.

(d)                                            OTHER INFORMATION REGARDING EQUITY COMPENSATION PLANS

The following table sets forth information as of December 31, 2002 regarding our equity compensation plans.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category(1)	(a) Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in column (a))
Equity compensation plans approved by security holders:
1994 Stock Plan	639,700	4.79	223,500
1995 Employee Stock Purchase Plan	0	0	126,773

Equity compensation plans not approved by security holders:
Stock Option Plan for Non-Employee Consultants and Advisors(2)	0	0	172,500

Total	639,700		522,773

(1) The Company does not have individual compensation arrangements involving the granting of options, warrants and rights

(2) The purpose of the Stock Option Plan for Non-Employee Consultants and Advisors is to attract and retain the services of experienced and knowledgeable non-employee consultants and advisors to assist in projects having strategic significance for the Company, to provide an alternative form of cash compensation to such persons and to provide such persons with the opportunity to participate in the Company’s long term progress and success.

Item 6.                     SELECTED FINANCIAL DATA

(In thousands except for per share amounts)

	Year Ended December 31,
OPERATING DATA	2002	2001	2000	1999	1998

Total Revenues	$41,701	$39,492	$32,463	$20,331	$19,195

Operating expenses	37,899	36,405	30,969	19,766	18,698

Income Before Income Tax Expense	3,831	3,143	1,482	558	387

Income Tax (Expense) Benefit	(1,554)	(1,327)	(643)	(121)	47

Net Income	2,277	1,817	839	437	434

Basic Net Income per Share	.64	.52	.24	.14	.14
Diluted Net Income per Share	.57	.49	.23	.13	.14
Dividends - Special	.25	.00	.00	.00	.00

Cash Flow from Operations	$3,903	$3,876	$3,561	$1,018	$1,384

	At December 31,
BALANCE SHEET DATA	2002	2001	2000	1999	1998

Property & Equipment	$14,551	$12,439	$11,334	$8,084	$8,386

Total Assets	19,030	16,544	13,318	10,189	9,418

Borrowings under Credit Agreement	0	0	0	0	608

Stockholders’ Equity	13,907	11,855	9,763	8,451	6,650

Stockholders’ Equity per Share	$3.82	$3.36	$2.81	$2.51	$2.20

Number of Common Shares Outstanding at Year End	3,638	3,529	3,474	3,372	3,020

Item 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002,COMPARED TO YEAR ENDED DECEMBER 31, 2001

Total operating revenues for the year ended December 31, 2002 were $41.7 million, an increase of  $2.2 million or 5.6% compared to total operating revenues of $39.5 million for the year ended December 31, 2001.  Card Club revenues increased 7.0%, pari-mutuel revenues increased 2.3% and concession revenues increased 5.7% in fiscal year 2002 compared to fiscal year 2001.   Discussions of the changes in Card Club and Pari-mutuel revenues follow.

SUMMARY OF CARD CLUB COLLECTION REVENUE DATA:

	Year Ended 12/31/02	Year Ended 12/31/01

Total Poker Games	$9,017,000	$9,524,000

Total Casino Games	8,412,000	6,779,000

Total Card Club Games	$17,429,000	$16,303,000

Number of Days Offered	364	364
Average Revenue per Day	$47,900	$44,800

The Company receives a percentage of the wagers or a fee from the players as compensation for providing the Card Club facility and services, referred to as the “collection revenue”, which totaled $17.4 million in 2002 an increase of 6.9% compared to $16.3 million in 2001.  This increase was partially due to a full year of operating 50 tables in 2002, compared to operating 38 tables January through May 2001, and 50 tables the remainder of 2001. In addition, the Company is authorized by law to retain a specified percentage of the jackpot fund collections as reimbursement for administrative costs of maintaining the jackpot funds.  The Card Club also charges enrollment fees for dealer training school and collects entry fees for card club tournaments.

The Card Club is divided into two areas, the casino games area and the poker games area.  The average daily collection amount per game is dependent upon the number of tables utilized to offer the game.  Patron demand determines the number of tables to be used for a specific game.  There were a total of 19 tables in the Casino games room and 31 tables in the Poker room at December 31, 2002 and 2001.

SUMMARY OF PARI-MUTUEL OPERATING DATA:

	2002	2001
Racing Days
Simulcast only days	303	301
Live and simulcast days	61	63
Total Racing Days	364	364

On-Track Handle
Simulcast only days	$48,175,000	$46,138,000
Live and simulcast days:
Live racing	15,256,000	16,014,000
Simulcast racing	15,397,000	14,510,000
Out-of-state Live Handle	11,256,000	13,105,000
Total Handle	$90,084,000	$89,767,000

On-Track Average Daily Handle
Simulcast only days	$159,000	$153,000
Live and simulcast days	503,000	485,000

Total Pari-mutuel revenues increased 2.3% to approximately $16,858,000 in 2002 from $16,478,000 in 2001.  Total on-track handle increased approximately 2.8% to $78,828,000 in 2002 from $76,662,000 in 2001.  Pari-mutuel revenues related to simulcast racing increased 4.5% to $13,006,000 in 2002 from $12,443,000 in 2001.  This change was consistent with the increase in total simulcast handle.  On track wagering on live races decreased by $758,000, or 4.7% to $15,256,000 in 2002 from $16,014,000 in 2001, causing pari-mutuel revenue related to live racing to decrease by 4.6% to $3,215,000 in 2002 from $3,370,000 in 2001.  This decrease is primarily due to a decrease in the number of live racing days to 61 from 63 in 2001.  Handle wagered at out-of-state locations decreased 14.1% or $1,849,000 compared to 2001.  Handle wagered by out-of-state locations on the 2001 Claiming Crown races was $2.5 million   The Claiming Crown was not held at Canterbury Park in 2002, but the Racetrack is the scheduled site of this national event in three of the next seven years.

Revenues recognized on proceeds from winning pari-mutuel tickets, which were not presented for payment within one year of the end of the respective race meets decreased to approximately $309,000 in 2002 compared to $319,000 in 2001.

Other operating revenue increased $459,000 or 66% to $1,151,000 in fiscal year 2002.  The increase was due primarily to a $258,000 gain on the sale of 5 acres of real estate. Also contributing to the increase were increases in check cashing and ATM fees, and corporate sponsorships, offset by decreases in space rental for special events and boat and vehicle storage.

Total operating expenses increased approximately $1,494,000 or 4.1% to $37,899,000 in 2002, from $36,405,000 in 2001.  The increase in operating expenses is primarily due to the increase in overall business volumes in 2002 compared to 2001.

Minnesota law requires the Company to allocate a portion of funds received from betting in the Card Club and wagering on simulcast and live horse races for future payment as purses for live horse races or other uses of Minnesota’s horsepersons’ associations.  This purse expense is one of the Company’s largest single expense items.  Pari-mutuel expenses increased 5.7% or approximately $544,000 for the year ended December 31, 2002 compared to the year ended December 31, 2001.  The increase was due primarily to the funds generated for purses by the Card Club operation.  Total purse and breeders fund expenses for the Card Club for the year ended December 31, 2002 was $2,440,000 compared to $2,042,000 for the year ended December 31, 2001.

The Company incurred incremental pari-mutuel purse expense due to a Claiming Crown purse guarantee of $182,000 for the year 2001.  The Claiming Crown was moved to another venue for 2002, but returns to Canterbury Park in 2003.  This amount is included in pari-mutuel statutory purse expense in the statements of operations.

Amounts paid to the Minnesota Breeders’ Fund for simulcast and live horse-racing are a function of on-track handle and increased to $852,000 in 2002 compared to $826,000 in 2001. The increase is attributable to and consistent with the increase in total on-track handle. The Company also paid $244,000 and $204,000 to the Breeders Fund related to Card Club operations in 2002 and 2001 respectively.

Salary and benefit expenses increased by $414,000 or 2.7% for the twelve months ended December 31, 2002 compared to the twelve months ended December 31, 2001.  The Company experienced increases in wage rates, health insurance rates, along with increased labor consistent with the increased revenue levels.

Depreciation and amortization expense increased 8.3% in 2002 compared to 2001.  The increase corresponds to the increase in capital assets acquired during the year 2002.

Advertising and marketing expenses increased approximately $186,000 or 10.1% in 2002 compared to 2001 primarily due to increased participation in the patron loyalty program.  The Company also experienced increased costs for production and placement of media advertising to promote the Card Club and live racing.

Other operating expenses include personnel recruiting and training costs, professional fees, equipment rental, contracted services, property and liability insurance and other expenses.  These expenses increased approximately $391,000 or 11.5% in 2002, compared to 2001.  This increase is primarily caused by increasing insurance rates, and retaining experts to advise management on issues related to the Company’s legislative efforts.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

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

SUMMARY OF CARD CLUB COLLECTION REVENUE DATA:

	Year Ended 12/31/01	Year Ended 12/31/00

Total Poker Games	$9,524,000	$7,529,000

Total Casino Games	6,779,000	3,504,000

Total Card Club Games	$16,303,000	$11,033,000

Number of Days Offered	364	255
Average Revenue per Day	$44,800	$43,000

The Company receives a percentage of the wagers or a fee from the players as compensation for providing the Card Club facility and services, referred to as the “collection revenue”, which totaled $16.3 million in 2001 compared to $11.0 million for the period April 19, 2000 to December 31, 2000 or an increase of 47.8%.  This increase was due to a full year of operation and an expansion of the operation from 38 tables to 50 tables, which was completed in May 2001.  In addition, the Company is authorized by law to retain a specified percentage of the jackpot fund collections as reimbursement for administrative costs of maintaining the jackpot funds.  The Card Club also charges enrollment fees for dealer training school and collects entry fees for card club tournaments.

The Card Club is divided into two areas, the Casino games area and the Poker games area.  The average daily collection amount per game is dependent upon the number of tables utilized to offer the game.  Patron demand determines the number of tables to be used for a specific game.  At December 31, 2001, there were a total of 19 tables in the casino games room and 31 tables in the poker room compared to 10 and 33 tables, respectively, at December 31, 2000.

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

Total pari-mutuel revenues increased 5.6% to approximately $16,478,000 in 2001 from $15,609,000 in 2000.  Total on-track handle increased approximately 5.1% to $76,662,000 in 2001 from $72,929,000 in 2000.  Pari-mutuel revenues related to simulcast racing increased 6.1% to $12,443,000 in 2001 from $11,722,000 in 2000. This change was consistent with the increase in total simulcast handle. On-track wagering on live races increased by $341,000 or 2.2%, to $16,014,000 in 2001 from $15,673,000 in 2000, causing pari-mutuel revenue related to live racing to increase by 2.0% to $3,370,000 in 2001 from $3,304,000 in 2000.  This increase is primarily due to an increase in the number of live racing days to 63 from 60 in 2000.  Handle wagered at out-of-state locations increased 35.9% or $3,458,000 compared to 2000.  Handle wagered by out-of-state locations on the Claiming Crown races on August 4, 2001 was $2.5 million, compared to $1.4 million from out-of-state wagering on the 2000 Claiming Crown races.

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

Amounts paid to the Minnesota Breeders’ Fund for simulcast and live horse-racing are a function of on-track handle and increased to $826,000 in 2001 compared to $783,000 in 2000. The increase is attributable to and consistent with the increase in total on-track handle.  The Company also paid $204,000 and $131,000 to the Breeders Fund related to Card Club operations in 2001 and 2000 respectively.

Salary and benefit expenses increased by $3.2 million or 26.6% for the twelve months ended December 31, 2001 compared to the twelve months ended December 31, 2000.  The full year of Card club operations in 2001 was the primary reason for the significant increase in labor costs.  The Card Club salary and benefit expenses for the year 2001 were approximately $7.5 million compared to approximately $5.9 million for 2000.  In addition, the Company experienced an increase in its health insurance expense.  Rate increases, coupled with an increase in employees resulted in a 50% increase in costs for employee health insurance in 2001. Also, the Company extended the length of its live race meet from 60 days in 2000 to 63 days in 2001, increasing salaries related to the live racing operations in 2001 compared to the same periods in 2000.

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

COMMITMENTS AND CONTINGENCIES

The Company entered into a five-year totalizator services agreement with Autotote Systems, Inc. (Autotote) in January 1999.  Pursuant to the agreement, Autotote provides totalizator equipment and computer programs which record and process all wagers and calculate the odds and payoffs.  For such services, Autotote receives a fee of approximately .45% of the gross monies wagered.  Amounts charged to operations under this agreement for the years ended December 31, 2002, 2001 and 2000 were approximately $383,000, $346,000 and $332,000, respectively.  During the annual live race meets, Autotote provided uplink services, which enabled the Company to simulcast horse races held at Canterbury Park to out-of-state racetracks.  These services resulted in amounts charged to operations in 2002, 2001 and 2000 of approximately $124,000, $122,000 and $118,000, respectively. In addition, the Company leased certain copying equipment under an operating lease, which expired in February 2001.  Rental expenses charged to operations were approximately $5,560 and $66,720 for the years ended December 31, 2001 and 2000, respectively.

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

The Minnesota Department of Labor and Industry (DOL&I) is conducting an audit for the period April 10, 1999 through April 10, 2001 regarding compliance with the tip law sections of the Minnesota Fair Labor Standards Act.  At March 28, 2003, the Company had received no communications from the DOL&I regarding the disposition of their audit.  Management believes that the Company’s practices regarding tips are consistent with the requirements of Minnesota law.

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

Accounting Pronouncements

In conjunction with the issuance of the new guidance for business combinations, the Financial Accounting Standards Board  (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17.  Under the provisions of SFAS no. 142, intangible assets acquired in a business combination, which do not possess finite useful lives will no longer be amortized into net income over an estimated useful life but rather will be tested for impairment at least annually based on specific guidance provided in the new standard.  The Company adopted SFAS No. 142 on January 1, 2002, and it had no material impact on the Company’s financial statements.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS

No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual and interim disclosure provisions of SFAS No. 148 became effective for the Company on January 1, 2003. The Company has elected to continue to apply Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for stock option plans, as permitted under SFAS No. 123 and SFAS No. 148. Accordingly, no compensation cost has been recognized for its stock option plan upon adoption of SFAS No. 148. The additional interim disclosures will be included in the Company’s Form 10-Q starting with the three months ending March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES:

During the year ended December 31, 2002, net cash provided by operations was $3,903,310, which resulted primarily from net income of $2,276,595, depreciation and amortization of $1,152,298, and an increase in Card Club accruals, accounts payable and accrued wages and payroll taxes of $488,843.  During the year ended December 31, 2001 cash provided by operating activities was $3,876,299, which resulted principally from net income of $1,816,780 depreciation and amortization of $1,064,407, and an increase in Card Club accruals, accounts payable and accrued wages and payroll taxes of $1,109,114.

The Card Club offers progressive jackpots for poker games and certain table games.  Amounts collected for these jackpot funds are accrued as liabilities until paid to winners.  At December 31, 2002, accrued jackpot funds totaled approximately $531,000 compared to $421,000 at December 31, 2001.  Table games are played using a “player pool”.  “Player pool” means a wagering system or game where wagers lost in a number of card games may be accumulated into a pool for purposes of enhancing the total amount paid back to players in any other card game.  In such games, the sponsor may only serve as custodian of the player pool and may not have an active interest in any card game.  In the table games area of the Card Club, the net amount that the dealer “wins” or “loses” during the course of play is accumulated as a “player pool” liability, and is not recognized as revenue by the Company.  The Company is required by law to return accumulated player pool funds to the players in the forms of giveaways, promotional items, prizes or by other means.  The accumulated player pool liability is approximately $647,000 at December 31, 2002 compared to $398,000 at December 31, 2001.  The Minnesota Racing Commission regulates the operation of the jackpot and player pool funds.  All games in the Card Club are played using chips.  The value of chips issued and outstanding, referred to as the “outstanding chip liability”, was approximately $154,000 at December 31, 2002 compared to $97,000 at December 31, 2001.   These Card Club accruals have the potential for significant fluctuation on a daily basis.  The Company believes it has adequate liquidity to meet the potential daily obligations of these accrual items.

Cash used in investing activities for the year ended December 31, 2002 was $3,005,825 for capital expenditures related to the 12 acres of undeveloped land adjacent to the Racetrack, a 29 acre RV Park, a large screen video board used outside for viewing live racing, and various additions to furniture, fixtures and equipment partially offset by proceeds of $423,000 from the sale of 5 acres of real estate.  For fiscal 2001, net cash used in investing activities was $2,169,416 for capital expenditures generally related to the expansion of the Card Club in May 2001.

Cash used by financing activities was $577,460 for the year ended December 31, 2002 compared to cash provided by financing activities of $183,112 for the year ended December 31, 2001. The net cash outflows resulted primarily from the special cash dividend of $896,394 and net payments to the MHBPA of $193,894, partially offset by proceeds of $512,828 from the issuance of common stock due to the exercise of stock options and the Company’s employee stock purchase plan.  The 2001 net cash inflows related to proceeds from the issuance of common stock of $232,927, partially offset by net payments to the MHBPA of $49,815.

Pursuant to an agreement with the Minnesota Horsemen’s Benevolent and Protective Association, (the “MHBPA”), the Company transferred into a trust account or paid directly to the MHBPA, approximately $6,110,000 and $5,624,000 in purse funds for the years ended December 31, 2002 and 2001, respectively.  Minnesota Statutes specify that amounts transferred into trust are the property of the trust and not of the Company.  Unpaid purse fund obligations due the MHBPA were $179,346 and $373,240 at December 31, 2002 and 2001, respectively.  The interest rates on any statutory purses accrued but not transferred into the trust (which are guaranteed by the Company’s Chairman of the Board) were 4.25% and 4.75% at December 31, 2002 and 2001, respectively.

The Company renewed a general credit and security agreement with Bremer Bank, N.A., a financial institution located in South Saint Paul, Minnesota, on April 30, 2001.  Borrowings under the credit agreement include a commercial revolving credit line, which provides for maximum advances of $2,250,000 with interest at the prime rate (4.25% at December 31, 2002).  No borrowings under the credit line were outstanding during the year ended December 31, 2002, and the average daily balance on the line of credit was $14,000 in 2001, with a weighted average interest rate for the year of 6.66%.

Cash balances at December 31, 2002 were $3,408,869 compared to $3,088,844 at December 31, 2001.  Management believes that funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2003.

FACTORS AFFECTING FUTURE PERFORMANCE:

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future financial performance, business activities or plans which are typically preceded by the words “believes,” “expects,” “anticipates,” “intends” or similar expressions.  For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws.  Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could cause actual performance, activities or plans to differ significantly from those indicated in the forward-looking statements.  Such risks and uncertainties include, but are not limited to: fluctuations in attendance at the Racetrack, changes in the level of wagering by patrons, continued interest in the unbanked card games offered at the Card Club, legislative and regulatory changes, the impact of wagering products and technologies introduced by competitors; fluctuations in purse fund payments; upward pressure on salary and benefit expense; the general health of the gaming sector; higher than expected expense related to new marketing initiatives; and other factors discussed from time to time in the Company’s filings with the Securities and Exchange Commission.

Item 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on borrowings under our commercial revolving credit line that bears interest at the prime rate.  At December 31, 2002 we have no debt borrowings under our credit facility.

We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents and marketable securities.  We invest, or may invest, cash and cash equivalents in investment grade, highly liquid investments, consisting of money market instruments, bank certificates of deposit, and short-term government and corporate bonds.

Item 8.                     FINANCIAL STATEMENTS

The following financial statements of the Company are set forth on pages 25 through 40 of the Form 10-K:

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Canterbury Park Holding Corporation

Shakopee, Minnesota

We have audited the accompanying consolidated balance sheets of Canterbury Park Holding Corporation and subsidiary (the Company) as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2002, 2001, and 2000.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Canterbury Park Holding Corporation and subsidiary as of December 31, 2002 and 2001and the results of their operations and their cash flows for the years ended December 31, 2002, 2001, and 2000, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

March 17, 2003
Minneapolis, Minnesota

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

	2002	2001

ASSETS

CURRENT ASSETS:
Cash	$3,408,869	$3,088,844
Accounts receivable	305,581	556,192
Inventory	125,585	113,324
Deposits	20,000	45,000
Prepaid expenses	302,192	300,845
Income taxes receivable	316,671
Total current assets	4,478,898	4,104,205

PROPERTY AND EQUIPMENT, net (Note 2)	14,551,014	12,439,413

	$19,029,912	$16,543,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,535,824	$1,683,092
Card club accruals	1,492,663	1,058,465
Accrued wages and payroll taxes	984,374	782,461
Accrued interest payable		15,878
Advance from MHBPA (Note 1)	179,346	373,240
Accrued property taxes	228,890	237,784
Income taxes payable		134,330
Payable to horsepersons	355,576	235,158
Deferred tax liability (Note 3)	346,000	168,000
Total current liabilities	5,122,673	4,688,408

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

STOCKHOLDERS’ EQUITY (Note 4):
Common stock, $.01 par value, 10,000,000 shares authorized, 3,638,473 and 3,529,324, respectively, shares issued and outstanding	36,385	35,293
Additional paid-in capital	10,910,985	10,240,249
Accumulated earnings	2,959,869	1,579,668
Total stockholders’ equity	13,907,239	11,855,210
	$19,029,912	$16,543,618

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

OPERATING REVENUES:
Pari-mutuel	$16,857,745	$16,477,564	$15,608,800
Card Club	18,152,012	16,968,407	11,277,153
Concessions	4,351,096	4,117,222	3,689,715
Admissions and parking	526,443	567,248	518,609
Publications	663,178	669,795	635,183
Other operating revenue	1,150,840	691,801	733,956
	41,701,314	39,492,037	32,463,416

OPERATING EXPENSES:
Pari-mutuel expenses:
Statutory purses	6,556,575	6,278,104	5,441,897
Host track fees	2,234,115	2,084,041	1,961,447
Pari-mutuel taxes	251,338	202,029	155,268
Minnesota Breeders’ Fund	1,096,076	1,030,201	913,868
Salaries and benefits	15,656,565	15,242,771	12,036,380
Cost of sales related to concessions	1,790,450	1,766,668	1,447,778
Cost of sales related to publications	865,438	852,565	839,525
Depreciation and amortization	1,152,298	1,064,407	909,345
Repairs, maintenance and supplies	1,348,971	1,400,901	1,232,205
Property taxes	218,040	183,022	260,996
Advertising and marketing	2,029,033	1,842,618	1,649,592
Utilities	916,249	1,064,085	1,006,546
Other operating expenses	3,784,302	3,393,798	3,114,132
	37,899,450	36,405,210	30,968,979
NONOPERATING (EXPENSES) REVENUES:
Interest expense (Note 6)	(8,321)	(6,836)	(126,045)
Other, net	37,261	63,464	113,817
	28,940	56,628	(12,228)

INCOME BEFORE INCOME TAX EXPENSE	3,830,804	3,143,455	1,482,209

Income tax expense (Note 3)	(1,554,209)	(1,326,675)	(643,300)

NET INCOME	$2,276,595	$1,816,780	$838,909

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,581,546	3,496,781	3,449,666

BASIC NET INCOME PER COMMON SHARE (Note 5)	$.64	$.52	$.24

DILUTED NET INCOME PER COMMON SHARE (Note 5)	$.57	$.49	$.23

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 1999	3,371,999	$33,720	$9,493,101	$(1,076,021)	$8,450,800

Exercise of stock options	84,200	842	314,952		315,794

Tax benefit of stock option exercises			82,200		82,200

Shares issued under Employee Stock Purchase Plan	17,633	176	74,764		74,940

Net income				838,909	838,909

Balance, December 31, 2000	3,473,832	34,738	9,965,017	(237,112)	9,762,643

Exercise of stock options	30,500	305	104,663		104,968

Tax benefit of stock option exercises			42,860		42,860

Shares issued under Employee Stock Purchase Plan	24,992	250	127,709		127,959

Net income				1,816,780	1,816,780

Balance, December 31, 2001	3,529,324	35,293	10,240,249	1,579,668	11,855,210

Cash dividend paid				(896,394)	(896,394)

Exercise of stock options	81,850	819	372,238		373,057

Tax benefit of stock option exercises			159,000		159,000

Shares issued under Employee Stock Purchase Plan	27,299	273	139,498		139,771

Net income				2,276,595	2,276,595

Balance, December 31, 2002	3,638,473	$36,385	$10,910,985	$2,959,869	$13,907,239

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,276,595	$1,816,780	$838,909
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,152,298	1,064,407	909,345
Gain on sale of property & equipment	(258,074)
Deferred income taxes	178,000	247,100	251,700
Decrease (increase) in accounts receivable	250,611	(249,340)	(119,389)
Decrease (increase) in other current assets	11,392	(60,863)	(168,712)
(Decrease) increase in income taxes payable	(292,001)	(27,650)	293,733
Increase in accounts payable and accrued wages & payroll taxes	54,645	868,461	626,407
Increase in card club accruals	434,198	240,653	817,812
(Decrease) increase in accrued interest	(15,878)	4,173	4,252
Decrease in accrued property taxes	(8,894)	(54,762)
Increase in payable to horsepersons	120,418	27,340	107,280
Net cash provided by operations	3,903,310	3,876,299	3,561,337

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(3,428,488)	(2,169,416)	(4,159,318)
Proceeds on sale of property & equipment	422,663
Net cash used in investing activities	(3,005,825)	(2,169,416)	(4,159,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) proceeds on advance from MHBPA	(193,894)	(49,815)	56,044
Proceeds from issuance of common stock	512,828	232,927	390,734
Proceeds from long-term financing			1,586,750
Payments on long-term financing			(1,586,750)
Cash dividend paid	(896,394)
Net cash (used in) provided by financing activities	(577,460)	183,112	446,778

NET INCREASE (DECREASE) IN CASH	320,025	1,889,995	(151,203)

CASH AT BEGINNING OF YEAR	3,088,844	1,198,849	1,350,052

CASH AT END OF YEAR	$3,408,869	$3,088,844	$1,198,849

INTEREST PAID	$19,947	$2,663	$121,793

INCOME TAXES PAID	$1,680,000	$1,112,500	$99,476

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

Advance from the Minnesota Horsemen’s Benevolent and Protective Association, Inc. (the “MHBPA”) - The Minnesota Pari-Mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as statutory purses in the statements of operations), received from wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations.  Pursuant to an agreement with the MHBPA, the Company has transferred into a trust account or paid directly to the MHBPA, approximately $6,110,000, $5,624,000 and $4,717,000 for the years ended December 31, 2002, 2001 and 2000, respectively, related to thoroughbred races.  Amounts due to the MHBPA, are guaranteed by the Chairman of the Board.  Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company.  The interest rates on any statutory purses accrued but not transferred into the trust were 4.25%, 4.75% and 9.50% at December 31, 2002, 2001 and 2000, respectively.

Borrowings - The weighted average interest rates on short-term borrowings at December 31, 2002, 2001 and 2000 were 4.25%, 4.75% and 9.50%, respectively.  The weighted average rates for short-term borrowings for the years ended December 31, 2002, 2001 and 2000 were 4.50%, 7.54% and 9.11%, respectively.  The Company incurred long-term debt in May 2000, which was paid in December 2000.  The weighted average interest rate on this borrowing was 11.62%.

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

Accounting Pronouncements - In conjunction with the issuance of the new guidance for business combinations, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17.  Under the provisions of SFAS no. 142, intangible assets acquired in a business combination, which do not possess finite useful lives will no longer be amortized into net income over an estimated useful life but rather will be tested for impairment at least annually based on specific guidance provided in the new standard.  The Company adopted SFAS No. 142 on January 1, 2002, which had no material impact on the Company’s financial statements.

The FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets in August 2001.  SFAS No. 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets.  The provisions of SFAS No. 144 became effective for the Company on January 1, 2002 and did not have a material impact on its financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual and interim disclosure provisions of SFAS No. 148 became effective for the Company on January 1, 2003. The Company has elected to continue to apply Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for stock option plans, as permitted under SFAS No. 123 and SFAS No. 148. Accordingly, no compensation cost has been recognized for its stock option plan upon adoption of SFAS No. 148. The additional interim disclosures will be included in the Company’s Form 10-Q starting with the three months ending March 31, 2003.

2.                                                 PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

	2002	2001

Land	$4,934,741	$3,617,865
Buildings and building improvements	8,251,643	7,161,764
Furniture and equipment	8,938,202	8,085,758
	22,124,586	18,865,387
Accumulated depreciation	(7,573,572)	(6,425,974)
	$14,551,014	$12,439,413

3.                                                 INCOME TAXES

A reconciliation between income taxes computed at the statutory federal income tax rate and the effective tax rate is as follows:

	2002	2001	2000

Federal tax expense computed at statutory rate	$1,303,000	$1,100,000	$519,000
Nondeductible lobbying expense	23,000	25,000	22,000
State expense, net of federal impact	253,000	205,000	99,000
Other	(24,791)	(3,325)	3,300
	$1,554,209	$1,326,675	$643,300

Income tax expense for the years ended December 31, 2002, 2001 and 2000 consists of the following:

	2002	2001	2000
Current
Federal	$1,054,309	$819,575	$294,200
State	321,900	260,000	97,400
	1,376,209	1,079,575	391,600
Deferred, primarily Federal	178,000	247,100	251,700
	$1,554,209	$1,326,675	$643,300

Temporary differences and tax carryforwards at December 31 are as follows:

	2002	2001	2000

Federal / State AMT Benefit	$		$180,100
Tax depreciation greater than book depreciation	(302,000)	(191,000)	(134,000)
Deferred gain on sale of land	(104,000)
Repairs capitalized	3,000	3,000	5,000
Other	57,000	20,000	28,000
Net (liability) asset	$(346,000)	$(168,000)	$79,100

The Company had federal income tax net operating loss carryforwards of approximately $307,000 at December 31, 1999, which were fully utilized in 2000.

4.                                                 STOCKHOLDERS’ EQUITY

Employee Stock Purchase Plan:

On April 3, 1995, the Board of Directors adopted the 1995 Employee Stock Purchase Plan.  The plan, which is open to all employees of the Company working more than 15 hours per week, commenced on April 15, 1995 and will continue for ten years.  The plan consists of one-year phases.  The phases commence on October 1 of each year.  Under the terms of the plan, employees may set aside a portion of their payroll earnings to purchase shares of the Company’s common stock at the lower of 85% of the fair market value of the shares on the commencement date of each phase or 85% of the fair market value on the termination date of each phase.  The plan provides for the sale of up to 250,000 shares.  The plan issued 27,299, 24,992 and 17,633 shares in 2002, 2001 and 2000, respectively.

401(k) Plan:

On June 1, 1998 the Company established a defined contribution savings plan for employees who had completed one year of service, as defined in the Plan document.  The defined contribution savings plan allows for employee compensation deferral contributions under Section 401(k) of the Internal Revenue Code and discretionary contributions by the Company.  Employer contributions charged to operations in 2002, 2001 and 2000 were approximately $88,000, $66,000 and $28,000, respectively.

Stock Options:

The Company has a stock option plan (the Stock Option Plan) which provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and non-employees, including directors of and consultants to the Company and any subsidiary, to purchase up to a maximum of 1,150,000 shares of common stock.  Options that are granted under the plan may be either options that qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (Incentive Stock Options), or those that do not qualify as Incentive Stock Options (Non-Qualified Stock Options).  The plan is administered by the Board of Directors, or a committee designated by the Board, which determines the persons who are to receive awards under the plan, the type of award to be granted, the number of shares subject to each award and, if an option, the exercise price of each option.  The plan also provides for formula grants of Non-Qualified Stock Options to non-employee directors of the Company.

Stock option activity related to the Plan during the years ended December 31, 2002, 2001 and 2000 is summarized below:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	633,800	$4.39	536,300	$3.89	426,500	$3.09

Granted	86,500	7.49	113,000	6.76	146,000	6.23
Exercised	(76,850)	4.49	(15,500)	4.23	(34,200)	3.75
Canceled	(3,750)	6.63			(2,000)	5.63

Outstanding at end of year	639,700	$4.79	633,800	$4.39	536,300	$3.89

Options exercisable at end of year	590,367	$4.56	583,800	$4.20	474,800	$3.65

The following table summarizes information concerning all options outstanding and options exercisable as of December 31, 2002:

Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$1.75 – 2.50	186,200	3.9	$2.17	186,200	$2.17
2.50 – 5.00	143,000	4.8	3.86	143,000	3.86
5.00 – 9.94	310,500	6.8	6.78	261,167	6.65

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

	2002	2001	2000
Net Income:
As reported	$2,276,595	$1,816,780	$838,909
Pro forma	1,851,003	1,294,655	374,355

Basic Earnings Per Share:
As reported	$.64	$.52	$.24
Pro forma	.52	.37	.11

Diluted Earnings Per Share:
As reported	$.57	$.49	$.23
Pro forma	.47	.35	.10

The fair value of options granted under the Stock Option Plan during 2002, 2001 and 2000 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2002		2001		2000
Dividend yield	None		None		None
Expected volatility	37%		42%		47%
Risk-free interest rate	4.41%		5.01%		5.11%
Expected life of option	69	mo.	120	mo.	120	mo.
Fair value of options on grant date	$363,000		$492,000		$666,200

5.                                                 EARNINGS PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations:

	2002	2001	2000

Net income (numerator) amounts used for basic and fully diluted per share computations:	2,276,595	1,816,780	838,909

Weighted average shares (denominator) of common stock outstanding:
Basic	3,581,546	3,496,781	3,449,666
Plus dilutive effect of stock options	381,982	225,843	239,169
Diluted	3,963,528	3,722,624	3,688,836

Net income per common share:
Basic	$.64	$.52	$.24
Diluted	.57	.49	.23

Options to purchase 48,000 shares of common stock at a weighted average exercise price of $8.30 per share were outstanding during 2001 but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

6.                                                 LINES OF CREDIT

The Company has a general credit and security agreement with Bremer Bank, N.A., a financial institution located in South Saint Paul, Minnesota.  Borrowings under the credit agreement include a commercial revolving credit line, which provides for maximum advances of $2,250,000 with interest at the prime rate (4.25% at December 31, 2002).  The Company had no borrowings under the credit line during the year 2002.  The weighted average interest rate on the line of credit was 4.67% in 2002. The credit agreement contains covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of December 31, 2002.  The current loan arrangements prohibit the payment of dividends without the bank’s consent, however the Company’s special cash dividend on its common stock of $.25 per share paid on July 12, 2002 received the necessary consent.

7.                                                 OPERATING LEASES AND COMMITMENTS

The Company leased certain copying equipment under an operating lease, which expired in February 2001.  Rental expenses charged to operations were approximately $5,560 and $66,720 for the years ended December 31, 2001 and 2000, respectively.

In addition, in January 1999 the Company entered into a five-year totalizator services agreement with Autotote Systems, Inc. (Autotote).  Pursuant to the agreement, Autotote provides totalizator equipment and computer programs which record and process all wagers and calculate the odds and payoffs.  For such services, Autotote receives a fee of approximately .45% of the gross monies wagered.  Amounts charged to operations under this agreement for the years ended December 31, 2002, 2001 and 2000 were approximately $383,000, $346,000 and $332,000, respectively.  During annual live race meets, Autotote provides uplink services, which enables the Company to simulcast horse races held at Canterbury Park to out-of-state racetracks.  These services resulted in amounts charged to operations in 2002, 2001 and 2000 of approximately $124,000, $122,000 and $118,000, respectively.

8.                                                 CONTINGENCIES

In connection with the purchase of the Racetrack (Note 1), the Company entered into an Earn Out Promissory Note dated March 29, 1994. In accordance with the Earn Out Note, if (i) off-track betting becomes legally permissible in the State of Minnesota and (ii) the Company begins to conduct off-track betting with respect to or in connection with its operations, the Company will be required to pay to the IMR Fund, L.P. the greater of $700,000 per operating year, as defined, or 20% of the net pretax profit, as defined for each of five operating years.  At the date (if any) that these two conditions are met, the five minimum payments will be discounted back to their present value and the sum of those discounted payments will be recorded as an increase to the purchase price.  The purchase price will be further increased if payments become due under the “20% of Net Pretax Profit” calculation.  The first payment is to be made 90 days after the end of the third operating year in which off-track betting is conducted by the Company.  Remaining payments would be made within 90 days of the end of each of the next four operating years.

The Company is periodically involved in various legal actions arising in the normal course of business.  At December 31, 2002, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

The Minnesota Department of Labor and Industry (DOL&I) is conducting an audit for the period April 10, 1999 through April 10, 2001 regarding compliance with the tip law sections of the Minnesota Fair Labor Standards Act.  At December 31, 2002, the Company has received no communications from the DOL&I regarding the disposition of their audit.  Management believes that the Company’s practices regarding tips are consistent with the requirements of Minnesota law.

9.                                                 RELATED-PARTY TRANSACTIONS

The president/director and two other directors have guaranteed performance by the Company under a $500,000 bond issued to the Minnesota Racing Commission.

The Company paid $74,000 to a Board member for advertising and marketing services provided to the Company in 2002, 2001 and 2000.

10.                                           OPERATING SEGMENTS

The Company has three reportable operating segments:  card club, horse racing, and concessions.  The card club segment includes operations of the Canterbury Card Club. The horse-racing segment includes simulcast and live racing operations, and the concessions segment provides concessions during simulcast racing, live racing, in the card club and during special events.  The Company’s reportable operating segments are strategic business units that offer different products and services.  They are managed separately because the segments differ in the nature of the products and services provided, as well as processes to produce those products and services.  The horse racing and card club segments are regulated by the State of Minnesota Racing Commission.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

Depreciation, interest expense and income taxes are allocated to the segments but no allocation is made to concessions for shared facilities.  The concessions segment paid approximately 25% of gross revenues on live racing and special event days to the horse-racing segment for use of the facilities in 2002.  In years prior to 2002, the concessions segment paid approximately 25% of all gross revenues for use of the facilities.

The following tables provide information about the Company’s operating segments (in 000’s):

	Twelve Months Ended December 31, 2002
	Horse Racing	Card Club	Concessions	Total

Revenues from external customers	19,194	18,154	4,353	41,701

Intersegment revenues	395		1,215	1,610

Net interest income (expense)	29			29

Depreciation and amortization	596	556		1,152

Segment income before income taxes	378	3,453	639	4,470

Segment Assets	14,883	4,003	1,116	20,003

	Twelve Months Ended December 31, 2001
	Horse Racing	Card Club	Concessions	Total

Revenues from external customers	18,354	16,969	4,169	39,492

Intersegment revenues	692		1,253	1,945

Net interest income (expense)	57			57

Depreciation and amortization	597	467		1,064

Segment income before income taxes	341	2,802	113	3,256

Segment Assets	11,962	4,493	522	16,977

	Twelve Months Ended December 31, 2000
	Horse Racing	Card Club	Concessions	Total

Revenues from external customers	$17,375	$11,347	$3,741	$32,463

Intersegment revenues	658		874	1,532

Net interest income (expense)	88	(100)		(12)

Depreciation and amortization	585	324		909

Segment income before income taxes	512	970	123	1,605

Segment Assets	$9,968	$3,318	$525	$13,811

Included in horse racing segment revenues for the years ended December 31, 2002, 2001 and 2000 is approximately $228,000, $377,000 and $444,000, respectively, for rental of the racing facility for special events and storage.

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	2002	2001	2000

Revenues
Total revenue for reportable segments	$43,311	$41,437	$33,995
Elimination of intersegment revenues	(1,610)	(1,945)	(1,532)
Total consolidated revenues	41,701	39,492	32,463

Income before income taxes
Total segment income before income taxes	$4,470	$3,256	$1,605
Elimination of intersegment income before income taxes	(639)	(113)	(123)
Total consolidated income before income taxes	3,831	3,143	1,482

	December 31, 2002	December 31, 2001	December 31, 2000
Assets
Total assets for reportable segments	$20,003	$16,977	$13,811
Elimination of intercompany receivables	(973)	(433)	(493)
Total consolidated assets	19,030	16,544	13,318

11.        Supplementary Finanical Information (Unaudited)

	2002 Quarter Ended:
	March 31	June 30	September 30	December 31
Operating Revenues	$8,947,223	$11,930,749	$12,110,549	$8,712,793

Operating expenses	7,367,117	10,903,545	11,737,339	7,891,449

Net Income	931,038	613,005	234,679	497,873

Basic Earnings per share	.26	.17	.07	.14

Diluted Earnings per share	.24	.16	.06	.13

	2001 Quarter Ended:
	March 31	June 30	September 30	December 31
Operating Revenues	$8,034,245	$10,694,550	$12,196,624	$8,566,618

Operating expenses	6,792,903	10,469,158	11,668,578	7,474,571

Net Income	723,620	133,050	376,103	582,007

Basic Earnings per share	.21	.04	.11	.16

Diluted Earnings per share	.20	.04	.10	.15

Item 9.                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

Item 10.              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item with respect to the directors will be set forth in a section captioned  “Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 5, 2003 (the “2003 Proxy Statement”), a definitive copy of which will be filed with the Commission within 120 days of the close of the 2002 fiscal year, which information is incorporated    herein by reference.  Information regarding executive officers is presented under Item 1(c)(x) herein.

Item 11.              EXECUTIVE COMPENSATION

Information required under this item will be set forth in a section entitled “Executive Compensation and Other Information” in the Company’s 2003 Proxy Statement which information is incorporated herein by reference.

Item 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item will be set forth in a section entitled “Security Ownership of Certain Beneficial Owners” in the Company’s 2003 Proxy Statement which information is incorporated herein by reference.

Item 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this item will be set forth in a section entitled “Certain Transactions” in the Company’s 2003 Proxy Statement which information is incorporated herein by reference

Item 14.              CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, Randall D. Sampson, and Chief Financial Officer, David C. Hansen, have reviewed the Company’s disclosure controls and procedures within 90 days prior to the filing of this report.  Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b)         Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that would significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-K.

Item 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	Consolidated Financial Statements

The following Consolidated Financial Statements of Canterbury Park Holding Corporation and subsidiaries are included in Part II, Item 8 pages 24-30:

Independent Auditors Report

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements Of Operations for the years ended December 31, 2002, 2001,and 2000

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2002, 2001, and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

Notes to Consolidated Financial statements

	2.	All other schedules are omitted, because they are not applicable, not significant or not required, or because the information is included in the financial statements or notes thereto.

	3.	The exhibits listed on the “Exhibits Index” on pages 46 & 47 are filed with this Form 10-K or incorporated by reference in this report.

(b)	Reports filed on Form 8-K during the fourth quarter of 2002.

NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2003		CANTERBURY PARK HOLDING CORPORATION

	By	/s/ Randall D. Sampson
Randall D. Sampson
President and Chief Executive Officer

	By	/s/ David C. Hansen
David C. Hansen
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and the dates indicated have signed this report below.

Power of Attorney

Each person whose signature appears below constitutes and appoints CURTIS A. SAMPSON, DALE H. SCHENIAN and RANDALL D. SAMPSON as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any of all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/ Curtis A. Sampson	Chairman of the Board	March 28, 2003
Curtis A. Sampson

/s/ Dale H. Schenian	Director; Vice Chairman	March 28, 2003
Dale H. Schenian

/s/ Randall D. Sampson	Chief Executive Officer, President,	March 28, 2003
Randall D. Sampson	General Manager, Treasurer and
Director

/s/ Brian C. Barenscheer	Director	March 28, 2003
Brian C. Barenscheer

/s/ Patrick R. Cruzen	Director	March 28, 2003
Patrick R. Cruzen

/s/ Carin J. Offerman	Director	March 28, 2003
Carin J. Offerman

CEO Certification:

I, Randall D. Sampson certify that:

1.               I have reviewed this annual report on Form 10-K of Canterbury Park Holding Corporation;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003	CANTERBURY PARK HOLDING CORPORATION
/s/ Randall D. Sampson
Randall D. Sampson
Chief Executive Officer

CFO Certification:

I, David C. Hansen certify that:

1.     I have reviewed this annual report on Form 10-K of Canterbury Park Holding Corporation;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation date”); and

c.               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003	CANTERBURY PARK HOLDING CORPORATION
/s/ David C. Hansen
David C. Hansen
Vice President, and Chief Financial Officer

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

Exhibit Index To

Form 10-K for the Year Ended December 31, 2002

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

Filed as Exhibit 10.10 to the Form 10-KSB for the fiscal year ended December 31, 1998.

10.11	Stock Purchase Savings Plan	Filed as Exhibit 10.11 to Form 10-KSB for the fiscal year ended December 31, 1997 and incorporated herein by reference.

10.13	Stock Option Plan for Non-Employee Consultants and Advisors	Filed as Exhibit 4.3 to the Registration Statement on Form S-8 of the Company filed on August 28, 1997 (File No. 333-34509) and incorporated herein by reference.

21	Subsidiaries of the Registrant	Filed herewith.

23	Independent Auditors’ Consent	Filed herewith.

24	Power of Attorney	Included in signature page at page 43.

99.1	Certification under 18U.S.C., Section 1350	Filed herewith.

The exhibits referred to in this Exhibit will be supplied to a shareholder at a charge of $.25 per page upon written request directed to Canterbury Park Holding Corporation at the executive offices of the Company.