Form 10-Q
period 2003-03-31
CANTERBURY PARK HOLDING CORP
filed 2003-05-15
CIK 926761

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

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

(952) 445-7223
(Issuer’s Telephone Number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒   NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.   YES  ☐   NO   ☒

The Company had 3,664,073 shares of common stock, $.01 par value per share, outstanding as of May 7, 2003.

Canterbury Park Holding Corporation

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2003 AND DECEMBER 31, 2002

	March 31, 2003	December 31, 2002
ASSETS

CURRENT ASSETS
Cash	$5,177,904	$3,408,869
Accounts receivable	171,341	305,581
Inventory	123,071	125,585
Deposits	20,000	20,000
Prepaid expenses	493,567	302,192
Income taxes receivable		316,671
Total current assets	5,985,883	4,478,898

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $7,860,240 and $7,573,572, respectively	14,523,331	14,551,014

	$20,509,214	$19,029,912

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,503,563	$1,535,824
Card club accruals	1,476,928	1,492,663
Accrued wages and payroll taxes	1,002,188	984,374
Accrued interest	1,560
Advance from MHBPA	450,558	179,346
Accrued property taxes	284,142	228,890
Income taxes payable	284,348
Payable to horsepersons	406,351	355,576
Deferred tax liability	333,000	346,000
Total current liabilities	5,742,638	5,122,673

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 3,640,473 and 3,638,473, respectively, shares issued andoutstanding	36,405	36,385
Additional paid-in capital	10,931,215	10,910,985
Accumulated earnings	3,798,956	2,959,869
Total stockholders’ equity	14,766,576	13,907,239
	$20,509,214	$19,029,912

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

PERIODS ENDED MARCH 31, 2003 AND 2002

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

OPERATING REVENUES:
Pari-mutuel	$3,125,627	$3,340,284
Card Club	4,918,462	4,541,776
Concessions	728,077	781,815
Admissions and parking	25,186	31,959
Programs and racing forms	130,510	134,076
Other operating revenue	301,388	117,313
	9,229,250	8,947,223

OPERATING EXPENSES:
Pari-mutuel expenses
Statutory purses	896,988	870,196
Host track fees	520,310	554,658
Pari-mutuel taxes	42,597	52,520
Minnesota breeders’ fund	232,164	239,706
Salaries and benefits	3,566,876	3,420,549
Cost of concession sales	327,969	317,596
Cost of publication sales	168,067	148,738
Depreciation and amortization	288,168	290,158
Utilities	247,756	188,825
Repairs, maintenance and supplies	200,708	300,373
Property taxes	55,252	54,510
Advertising and marketing	365,586	265,444
Other operating expenses	859,481	663,844
	7,771,922	7,367,117

NONOPERATING (EXPENSES) REVENUES:
Interest expense	(2,162)	(5,660)
Other, net	8,921	6,953
	6,759	1,293

INCOME BEFORE INCOME TAX EXPENSE	1,464,087	1,581,399

INCOME TAX EXPENSE (Note 1)	(625,000)	(650,361)

NET INCOME	$839,087	$931,038

BASIC NET INCOME PER COMMON SHARE (Note 1)	$.23	$.26

DILUTED NET INCOME PER COMMON SHARE (Note 1)	$.21	$.24

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

PERIODS ENDED MARCH 31, 2003 AND 2002

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$839,087	$931,038
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	288,168	290,158
Deferred income taxes	(6,000)	20,300
Decrease in accounts receivable	134,240	264,902
(Increase) decrease in other current assets	(188,861)	43,490
Increase in income taxes payable	601,019	416,387
Increase in accounts payable and accrued expenses	20,593	168,709
Increase (decrease) in accrued interest	1,560	(14,189)
Increase in accrued property taxes	55,252	54,510
Net cash provided by operations	1,745,058	2,175,305

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(260,485)	(1,172,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	13,250	137,151
Proceeds from (payment on) advance from MHBPA, net	271,212	(37,463)
Net cash provided by financing activities	284,462	99,688

NET INCREASE IN CASH	1,769,035	1,102,888

CASH AT BEGINNING OF PERIOD	3,408,869	3,088,844

CASH AT END OF PERIOD	$5,177,904	$4,191,732

INTEREST PAID	$0	$19,849

INCOME TAXES PAID	$40,000	$215,000

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED MARCH 31, 2003 AND 2002

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies is included in the notes to consolidated financial statements in the 2002 Annual Report on Form 10-K.

Income Taxes - Income tax expense is computed by applying the estimated annual effective tax rate to the year-to-date income.

Unaudited Financial Statements - The consolidated balance sheet as of March 31, 2003, the consolidated statements of operations for the three months ended March 31, 2003 and 2002, the consolidated statements of cash flows for the three months ended March 31, 2003 and 2002, and the related information contained in these notes have been prepared by management without audit.  In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made.  Results for an interim period should not be considered as indicative of results for a full year.

Net Income Per Share - Basic net income per common share is based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding for the three months ended March 31, 2003 and March 31, 2002 were 3,639,051 and 3,537,262, respectively.  Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding.  The Company’s only potential common shares outstanding are stock options.  After considering the dilutive effect of stock options outstanding, the weighted average shares used to calculate diluted earnings per share for the three months ended March 31, 2003 and 2002 were 4,045,541 and 3,841,099, respectively.

2.               BORROWINGS UNDER CREDIT AGREEMENT

Borrowings under the Company’s credit agreement with Bremer Bank include a commercial revolving credit line which provides for maximum advances of $2,250,000 with interest at the prime rate.  The Company had no borrowings under this credit line at March 31, 2003.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of March 31, 2003.  Management believes that funds available under this line of credit, along with funds generated from card club and simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2003.

3.               OPERATING SEGMENTS

During the first three months of 2003 and 2002, the Company had three reportable operating segments:  card club, horse racing and concessions.  The card club segment includes operations of the Canterbury Card Club. The horse racing segment includes simulcast and live racing operations, and the concessions segment provides concessions during simulcast and live racing, in the card club and during special events.  The Company’s reportable operating segments are strategic business units that offer different products and services.  They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services.  The horse racing and card club segments are regulated by the State of Minnesota Racing Commission.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.  Prior years are restated to be consistent with the revised current year allocation method.

Depreciation, interest expense and income taxes are allocated to the segments but no allocation is made to concessions for shared facilities.  However, the concessions segment pays approximately 25% of gross revenues earned on live racing and special event days to the horse racing segment for use of the facilities.

The following table provides information about the Company’s operating segments (in 000’s):

	Three Months Ended March 31, 2003
	Card Club	Horse Racing	Concessions	Total

Revenues from external customers	$4,919	$3,582	$728	$9,229
Intersegment revenues		28	319	347
Net Interest expense		(7)		(7)
Depreciation and amortization	136	152		288
Segment income before income taxes	624	830	84	1,538
Segment Assets	$3,863	$16,524	$1,231	$21,618

	Three Months Ended March 31, 2002
	Card Club	Horse Racing	Concessions	Total

Revenues from external customers	$4,542	$3,623	$782	$8,947
Intersegment revenues		41	292	333
Net Interest expense		(1)		(1)
Depreciation and amortization	136	154		290
Segment income before income taxes	555	1,026	111	1,692

At December 31, 2002
Segment Assets	$4,003	$14,883	$1,116	$20,002

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Quarter Ended March 31, 2003	Quarter Ended March 31, 2002
Revenues:
Total revenue for reportable segments	$9,576	$9,280
Elimination of intersegment revenues	(347)	(333)
Total consolidated revenues	9,229	8,947

Income before income taxes:
Total segment income before income taxes	$1,538	$1,692
Elimination of intersegment income before income taxes	(74)	(111)
Total consolidated income before income taxes	1,464	1,581

	March 31, 2003	December 31 2002
Assets:
Total assets for reportable segments	$21,618	$20,002
Elimination of intercompany receivables	(1,109)	(972)
Total consolidated assets	20,509	19,030

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

The Company is periodically involved in various legal actions arising in the normal course of business.  At March 31, 2003, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

The Minnesota Department of Labor and Industry (DOL&I) is conducting an audit for the period April 10, 1999 through April 10, 2001 regarding compliance with the tip law sections of the Minnesota Fair Labor Standards Act.  At March 31, 2003, the Company has received no communications from the DOL&I regarding the disposition of their audit.  Management believes that the Company’s practices regarding tips are consistent with the requirements of Minnesota law.

5.              STOCK BASED EMPLOYEE COMPENSATION

At March 31, 2003, the Company has a stock option plan which provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and non-employees, including directors of and consultants to the Company and any subsidiary, to purchase up to a maximum of 1,150,000 shares of common stock.  The Company accounts for that plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31,
	2003	2002
Net Income:
As reported	$839,087	$931,038
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(29,371)	(72,219)
Pro forma net income	809,716	858,819

Earnings Per Share:
Basic - as reported	$.23	$.26

Basic - pro forma	$.22	$.24

Diluted - as reported	$.21	$.24

Diluted - pro forma	$.20	$.22

6.               CURRENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In December 2002, the Company acquired a recreational vehicle (RV) park, located on approximately 29 acres, adjacent to the Minnesota River, approximately two miles from the Racetrack.  The RV Park has 68 independent sites and 40 dependent sites, an indoor swimming pool, laundry facilities, game room and mini store.  The sites will be rented to horsemen participating in Canterbury’s racing operations, seasonal employees, and the general public.   The Company also generates revenues from admissions, parking, publication sales, facility rental for special events, vehicle storage, advertising and other sources.

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

Results of Operations for the Three Months Ended March 31, 2003 and March 31, 2002:

Total operating revenues increased approximately $282,000, or 3.2%, during three months ended March 31, 2003 compared to the three months ended March 31, 2002.

Pari-mutuel revenue decreased $214,657 or 6.4% in the three-month period ended March 31, 2003 compared to the same period in 2002.  Total wagering handle for the three month period ended March 31, 2003 was down $1,180,000 or 7.3%, compared to total handle during the same quarter a year ago. The decline in simulcast handle was primarily due to the cancellation of nearly 100 racing programs, because of severe winter weather at other racetracks.  Total pari-mutuel expenses including state pari-mutuel taxes, contributions to the Minnesota Breeders’ Fund, statutory purses and host fees were $1,692,059 and $1,717,080 for the quarters ending March 31, 2003 and 2002, respectively.  The decrease is due primarily to a decline in Statutory purses and Host track fees associated with the decline in simulcast revenues, partially offset by an increase in Statutory purse expense related to Card Club operations.

Card Club revenues increased 8.3% to $4,918,462 for the first three months of 2003 compared to $4,541,776 for the same period in 2002.  The increase is primarily due to the increased awareness and popularity of the Casino Games room.

Concession revenues decreased 6.9% to $728,077 for the quarter ended March 31, 2003 compared to $781,815 for the first quarter of 2002 primarily due to the decrease in attendance for the snowmobile racing weekends hosted at the Racetrack.

Operating expenses in the first quarter of 2003 (excluding pari-mutuel expenses) increased by approximately $429,826 or 7.6%, compared to 2002 primarily due to increased business in the Card Club, and costs associated with efforts to secure increased gaming authorizations from the Minnesota Legislature.  Salary and benefit costs, increased $146,327, or 4.3% primarily due to increased Card Club operations.  Advertising and marketing increased $100,142, or 37.7%, primarily due to direct mail expenses related to our legislative efforts, and increased participation in our Most Valued Player (MVP) club for simulcasting patrons.  Utilities increased $58,931 or 31.2% compared to 2002, primarily due to higher usage and increased rates.  Other operating expenses, which include property and liability insurance and professional fees, increased $195,637 or 29.5%, primarily caused by increased insurance rates and professional fees related to the Company’s legislative efforts for additional gaming authorizations.

Income before income taxes decreased $117,312, or 7.4%, to $1,464,087 for the three months ended March 31, 2003, from $1,581,399 for the three months ended March 31, 2002.  Income tax expense was $625,000 and $650,361 for the first quarter of 2003 and 2002, respectively, resulting in net income of $839,087 and $931,038, respectively.

Commitments and Contingencies:

There have been no material changes in our outstanding commitments and contingencies since those reported at December 31, 2002.

Liquidity and Capital Resources:

Cash provided by operating activities for the three months ended March 31, 2003 of $1,745,058 resulted principally from net income of $839,087, depreciation and amortization of $288,168, an increase in income taxes payable of $601,019, and a decrease in accounts receivable of $134,240. During the period January 1, 2002 through March 31, 2002, cash provided by operating activities was $2,175,305, which resulted principally from net income of $931,038, depreciation and amortization of $290,158, an increase in income taxes payable of $416,387, a decrease in accounts receivable of $264,902 and an increase in accounts payable and accrued expenses of $168,709.

Net cash used in investing activities for the first quarter of 2003 of $260,485 resulted primarily from acquisitions of equipment. This compared to $1,172,105 in the first quarter of 2002, related primarily to the purchase of 12 acres of land just south of the main parking lot and acquisitions of equipment.

Cash provided by financing activities during the first three months of 2003 consisted of proceeds received upon the exercise of stock options of $13,250 and net proceeds from the advance from the Minnesota Horsemen’s Benevolent and Protective Association (the “MHBPA”) of $271,212. Cash provided by financing activities during the first three months of 2002 consisted of proceeds received upon the exercise of stock options of $137,151, partially offset by net payments on the advance from the MHBPA of $37,463.

The Company is required by statute to segregate a portion of funds received from revenues in the Card Club and wagering on simulcast and live horse races for future payment as purses for live horse races at the Racetrack or other uses of Minnesota’s horsepersons associations.  Pursuant to an agreement with the MHBPA, during the three months ended March 31, 2003 and 2002, the Company transferred into a trust account for these purposes or paid directly to the MHBPA approximately $550,000 and $850,000 respectively.  At March 31, 2003, the Company had an additional liability to MHBPA of $450,558.  This liability will be paid in 2003, including interest earned at the prime-lending rate, in accordance with the agreement with the MHBPA.

The Company has a credit agreement with Bremer Bank.  Borrowings under the credit agreement include a commercial revolving credit line providing for maximum advances of $2,250,000 with interest at the prime rate.  The Company had no borrowings under the line of credit at March 31, 2003 or December 31, 2002.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements at all times throughout the quarter ended March 31, 2003.

Cash balances at March 31, 2003 were $5,177,904 compared to $3,408,869 at December 31, 2002.  The Company believes that funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2003 for regular operations.  If the “Racino” as discussed below under “Legislation” receives necessary legislative approval, the Company will require substantial additional debt and/or equity financing.  The Company believes that such financing with reasonable terms can be obtained.

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

The difficulty in applying these policies arises from the assumptions, estimates and judgments that have to be made currently about matters that are inherently uncertain, such as future economic factors, operating results and valuations as well as management intentions.  As the difficulty increases, the level of precision decreases, meaning that actual results can and probably will be different from those currently estimated.  We base our assumptions, estimates and judgments on a combination of historical experience and other reasonable factor.

Legislation:

On February 18, 2003, a bill was introduced in the Minnesota Legislature, which seeks authority for the Minnesota State Lottery to operate electronic gaming devices at the Racetrack.  Often referred to as “Racinos”, this concept at Canterbury Park would include 2,000 gaming devices, a 250-room hotel, an Olympic scale horse park and additional restaurant venues.  Based on the success of several Racinos in other states, the Company feels that if this legislation becomes law, it will enhance horse racing with increased purses, provide growth and development opportunities for the Company, and produce significant new tax revenues for state and local governments.  The effort to obtain legislative authority for these electronic gaming devices has required and will continue to require substantial expenditures and there can be no assurance that this bill or a version of this bill will be enacted into law.

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

ITEM 3:                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on borrowings under our commercial revolving credit line that bears interest at the prime rate.  At March 31, 2003 we have no debt borrowings under our credit facility.

We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents and marketable securities.  We invest cash and cash equivalents in investment grade, highly liquid investments, consisting of money market instruments, bank certificates of deposit, overnight investments in commercial paper, and short term government and corporate bonds.

ITEM 4:    CONTROLS AND PROCEDURES

Quarterly evaluation of the Company’s Disclosure Controls and Internal Controls:

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (the “Disclosure Controls”), and its “internal controls and procedures for financial reporting” (the “Internal Controls”).  This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Rules adopted by the Securities and Exchange Commission (the “SEC” or “Commission”) require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of the Company’s Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications:

Appearing in this Quarterly Report are two separate forms of “Certifications” of the CEO and the CFO.  The first form of Certification, immediately following the Signatures section, is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”).  This section of Form 10-Q contains information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.  The second Certification appearing as Exhibit 99.1 is pursuant to Section 906 of Sarbanes-Oxley and concerns compliance and disclosure under the Securities Exchange Act of 1934.

Disclosure Controls and Internal Controls:

Disclosure Controls are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure Controls are also designed to ensure that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Internal Controls are procedures designed to provide reasonable assurance that (1) the Company’s transactions are properly authorized; (2) the Company’s assets are safeguarded against unauthorized or improper use; and (3) the Company’s transactions are properly recorded and reported, all of which assists the preparation of financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls:

The Company’s management, including the CEO and CFO, does not expect that the Disclosure Controls or the Internal Controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation:

The CEO/CFO evaluation of Disclosure Controls and Internal Controls included a review of the controls’ objectives and design, the controls’ implementation by the Company and the effect of the controls on the information generated for use in this Quarterly Report.  In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken.  This type of evaluation will be done on a quarterly and annual basis so that the conclusions concerning controls effectiveness can be reported in the Company’s Quarterly Reports on Form 10-Q and in the Company’s Annual Reports on Form 10-K.  Internal Controls are also evaluated on an ongoing basis by our Internal Audit Department, by other personnel in the Company and by the Company’s independent auditors in connection with their audit and review activities.  The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; the Company’s intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, the Company sought in the evaluation to determine whether there were any “significant deficiencies” or “material weakness” in the Company’s Internal Controls, or whether the

Company had identified any acts of fraud involving personnel who a have significant role in the Company’s Internal Controls.  This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose such information to our Board’s Audit Committee and to the independent auditors and to report on related matters in this section of the Quarterly Report.  In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements.  A “material weakness” is defined as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.  The Company has sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, the Company considered what revision, improvement and/or correction to make in accord with its on-going procedures.

In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions:

Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Company’s Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when periodic reports are being prepared, and that the Company’s Internal Controls are effective to provide reasonable assurance that the financial statements are fairly presented in conformity with generally accepted accounting principles.

PART II

OTHER INFORMATION

Item 1.             Legal Proceedings

                                                Not applicable

Item 2.             Changes in Securities and Use of Proceeds

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

                                                Not applicable

Item 6.             Exhibits and Reports on Form 8-K

(a)                                  Exhibits

99.1  Certification under 18 U.S.C. 1350;

(b)                                 Reports on Form 8-K

The Company filed a Form 8-K dated May 15, 2003 reporting results for the first quarter ending March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: May 15, 2003	/s/ Randall D. Sampson
Randall D. Sampson,
President, and Chief Executive Officer

Dated: May 15, 2003	/s/ David C. Hansen
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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent          evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	CANTERBURY PARK HOLDING CORPORATION
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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent          evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	CANTERBURY PARK HOLDING CORPORATION
/s/ David C. Hansen
David C. Hansen
Vice President, and Chief Financial Officer