Form 10-Q
period 2003-06-30
CANTERBURY PARK HOLDING CORP
filed 2003-08-14
CIK 926761

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

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

The Company had 3,678,473 shares of common stock, $.01 par value per share, outstanding as of August 6, 2003.

Canterbury Park Holding Corporation

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND DECEMBER 31, 2002

	June 30, 2003	December 31, 2002
ASSETS

CURRENT ASSETS
Cash	$6,407,737	$3,408,869
Accounts receivable	230,549	305,581
Inventory	164,066	125,585
Deposits	20,000	20,000
Prepaid expenses	901,911	302,192
Income taxes receivable		316,671
Total current assets	7,724,263	4,478,898

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $8,151,412 and $7,573,572, respectively	15,010,110	14,551,014

	$22,734,373	$19,029,912

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,705,652	$1,535,824
Card club accruals	1,087,939	1,492,663
Accrued wages and payroll taxes	1,114,513	984,374
Accrued interest	3,748
Advance from MHBPA	132,538	179,346
Accrued property taxes	226,167	228,890
Cash dividend payable	551,696
Income taxes payable	172,448
Payable to horsepersons	356,608	355,576
Deferred tax liability	276,000	346,000
Total current liabilities	$7,627,309	$5,122,673

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 3,677,973 and 3,638,473, respectively, shares issued and outstanding	36,780	36,385
Additional paid-in capital	11,229,472	10,910,985
Accumulated earnings	3,840,812	2,959,869
Total stockholders’ equity	15,107,064	13,907,239
	$22,734,373	$19,029,912

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
PERIODS ENDED JUNE 30, 2003 AND 2002

	Three Months Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002

OPERATING REVENUES:
Pari-mutuel	$5,127,669	$5,065,234	$8,253,296	$8,405,518
Card Club	5,730,588	4,552,300	10,649,050	9,094,076
Concessions	1,459,847	1,359,852	2,186,898	2,141,667
Admissions and parking	217,621	231,956	242,807	263,915
Programs and racing forms	201,496	207,423	332,005	341,499
Other operating revenue	391,162	513,984	693,577	631,297
	13,128,383	11,930,749	22,357,633	20,877,972

OPERATING EXPENSES:
Pari-mutuel expenses
Statutory purses	2,294,137	2,106,716	3,191,124	2,976,912
Host track fees	643,664	639,787	1,163,975	1,194,445
Pari-mutuel taxes	68,308	83,643	110,905	136,163
Minnesota breeders’ fund	335,367	315,958	567,531	555,664
Salaries and benefits	4,709,949	4,228,736	8,276,826	7,649,285
Cost of concession sales	574,810	544,721	902,779	862,317
Cost of publication sales	228,235	271,075	396,302	419,813
Depreciation and amortization	291,172	276,230	579,340	566,388
Utilities	298,027	234,925	545,783	423,750
Repairs, maintenance and supplies	464,983	415,658	665,692	716,031
Property taxes	55,440	54,510	110,692	109,020
Advertising and marketing	791,082	735,985	1,156,668	1,001,429
Other operating expenses	1,349,935	995,601	2,209,414	1,659,445
	12,105,109	10,903,545	19,877,031	18,270,662
NONOPERATING (EXPENSES) REVENUES:
Interest expense	(2,423)	(4,229)	(4,585)	(9,889)
Other, net	11,437	8,558	20,358	15,511
	9,014	4,331	15,773	5,622

INCOME BEFORE INCOME TAX EXPENSE	1,032,288	1,031,533	2,496,375	2,612,932

INCOME TAX EXPENSE (Note 1)	(438,736)	(418,528)	(1,063,736)	(1,068,889)

NET INCOME	$593,552	$613,005	$1,432,639	$1,544,043

BASIC NET INCOME PER COMMON SHARE (Note 1)	$.16	$.17	$.39	$.43

DILUTED NET INCOME PER COMMON SHARE (Note 1)	$.15	$.16	$.36	$.40

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED JUNE 30, 2003 AND 2002

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,432,639	$1,544,043
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	579,340	566,388
Gain on disposal of real estate		(258,074)
Decrease in accounts receivable	75,032	7,824
Increase in other current assets	(638,200)	(442,176)
Increase in accounts payable and accrued expenses	1,896,275	2,257,678
Deferred income taxes	76,136	174,200
Increase (decrease) in income taxes payable	489,119	(67,661)
Increase (decrease) in accrued interest	3,748	(9,960)
Decrease in accrued property taxes	(2,723)	(8,160)
Net cash provided by operations	3,911,366	3,764,102

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate property addition		(1,022,733)
Property and equipment additions	(1,038,436)	(1,233,673)
Proceeds on disposal of real estate		422,663
Net cash used in investing activities	(1,038,436)	(1,833,743)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	172,746	256,401
Payment on advance from MHBPA, net	(46,808)	(210,724)
Net cash provided by financing activities	125,938	45,677

NET INCREASE IN CASH	2,998,868	1,976,036

CASH AT BEGINNING OF PERIOD	3,408,869	3,088,844

CASH AT END OF PERIOD	$6,407,737	$5,064,880

INTEREST PAID	$0	$19,849

INCOME TAXES PAID	$510,000	$965,000

DIVIDEND DECLARED	$551,696	$896,394

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED JUNE 30, 2003 AND 2002

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies is included in the notes to consolidated financial statements in the 2002 Annual Report on form 10-K.

Income Taxes - Income tax expense is computed by applying the estimated annual effective tax rate to the year-to-date income.

Unaudited Financial Statements - The consolidated balance sheet as of June 30, 2003, the consolidated statements of operations for the three and six months ended June 30, 2003 and 2002, the consolidated statements of cash flows for the six months ended June 30, 2003 and 2002, and the related information contained in these notes have been prepared by management without audit.  In the opinion of management, all accruals (consisting only of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made.  Results for an interim period should not be considered as indicative of results for a full year.

Net Income Per Share – Basic net income per common share is based on the weighted average number of common shares outstanding during each year.  The weighted average number of common shares outstanding for the three and six-month periods ended June 30, 2003 were 3,669,973 and 3,654,597, respectively.  The weighted average number of common shares outstanding for the three and six-month periods ended June 30, 2002 were 3,571,507 and 3,554,479, respectively.  Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding.  The Company’s only potential common shares outstanding are stock options.  After considering the dilutive effect of stock options outstanding, the weighted average shares used to calculate diluted earnings per share for the three and six month periods ended June 30, 2003 were 4,046,696 and 4,034,935, respectively.  The weighted average shares used to calculate diluted earnings per share for the three and six-month periods ended June 30, 2002 were 3,896,706 and 3,858,146, respectively.

2.               BORROWINGS UNDER CREDIT AGREEMENT

Borrowings under the Company’s credit agreement with Bremer Bank include a commercial revolving credit line, which provides for maximum advances of $2,250,000 with interest at the prime rate until April 20, 2005.  The Company had no borrowings under this credit line at June 30, 2003.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of June 30, 2003.  Management believes that funds available under this line of credit, along with funds generated from card club and simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2003.

3.               OPERATING SEGMENTS

During the first six months of 2003 and 2002, the Company had three reportable operating segments:  horse racing, card club and concessions.  The card club segment includes operations of the Canterbury Card Club.  The horseracing segment includes simulcast and live horse racing operations, and the concessions segment provides concessions during simulcast and live racing, in the card club, and during special events.  The Company’s reportable operating segments are strategic business units that offer different products and services.  They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services.  The horse racing and card club segments are regulated by the State of Minnesota Racing Commission.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.  Prior years are restated to be consistent with the revised current year allocation method. In addition, the 2002 horse-racing segment reflects the $258,074 gain on sale of five acres of real estate.

Depreciation, interest expense and income taxes are allocated to the segments but no allocation is made to concessions for shared facilities.  However, the concessions segment pays approximately 25% of gross revenues earned on live racing and special event days to the horse racing segment for use of the facilities.

The following tables provide information about the Company’s operating segments (in 000’s):

	Six Months Ended June 30, 2003
	Horse Racing	Card Club	Concessions	Total

Revenues from external customers	$9,518	$10,649	$2,191	$22,358

Intersegment revenues	143		718	861

Net interest expense	(16)			(16)

Depreciation and amortization	329	250		579

Segment income before income taxes	528	1,968	367	2,863

Segment Assets	$18,938	$3,770	$1,331	$24,039

	Six Months Ended June 30, 2002
	Horse Racing	Card Club	Concessions	Total

Revenues from external customers	$9,641	$9,094	$2,143	$20,878

Intersegment revenues	173		577	750

Net interest expense	10			10

Depreciation and amortization	280	286		566

Segment income before income taxes	1,037	1,576	323	2,936

	Twelve Months Ended December 31, 2002

Segment Assets	$14,883	$4,003	$1,116	$20,002

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Revenues
Total revenue for reportable segments	$23,219	$21,628
Elimination of intersegment revenues	(861)	(750)
Total consolidated revenues	22,358	20,878

Income before income taxes
Total segment income before income taxes	$2,863	$2,936
Elimination of intersegment income before income taxes	(367)	(323)
Total consolidated income before income taxes	2,496	2,613

	June 30, 2003	December 31, 2002
Assets
Total assets for reportable segments	$24,039	$20,002
Elimination of intercompany receivables	(1,305)	(972)
Total consolidated assets	22,734	19,030

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

The Company is periodically involved in various legal actions arising in the normal course of business.  At June 30, 2003, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

The Minnesota Department of Labor and Industry (DOL&I) is conducting an audit for the period April 10, 1999 through April 10, 2001 regarding compliance with the tip law sections of the Minnesota Fair Labor Standards Act.  At June 30, 2003, the Company has received no communications from the DOL&I regarding the disposition of their audit.  Management believes that the Company’s practices regarding tips are consistent with the requirements of Minnesota law.

5.               STOCK BASED EMPLOYEE COMPENSATION

At June 30, 2003, the Company has a stock option plan which provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and non-employees, including directors of and consultants to the Company and any subsidiary, to purchase up to a maximum of 1,150,000 shares of common stock.  The Company accounts for that plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Income:
As reported	$593,552	$613,005	$1,432,639	$1,544,043
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(86,822)	(32,525)	(140,662)	(104,744)
Pro forma net income	506,730	580,480	1,291,977	1,439,299

Earnings Per Share:
Basic - as reported	$.16	$.17	$.39	$.43

Basic - pro forma	$.14	$.16	$.35	$.40

Diluted - as reported	$.15	$.16	$.36	$.40

Diluted - pro forma	$.13	$.15	$.32	$.37

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

General

Canterbury Park Holding Corporation (the “Company”) owns and operates the Canterbury Park Racetrack and Card Club in Shakopee, Minnesota.  The primary businesses of the Company are simulcast and live pari-mutuel horse racing, hosting unbanked card games, and food and beverage operations.

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

The Canterbury Card Club (the “Card Club”) is the only facility in the State of Minnesota given the legislative authority to host unbanked card games in which players compete against each other and not against the house.  The Company receives a percentage of the wagers from the players as compensation for providing the Card Club facility and services.  The Card Club is a separate area of approximately 16,000 square feet, constructed within the Racetrack grandstand facility, in which the Company operates 50 tables, the maximum allowed by Minnesota law.  The Card Club is open twenty-four hours a day, seven days a week.  The Minnesota Racing Commission is authorized by Minnesota law to regulate Card Club operations.  The law requires that up to 14% of the gross revenue generated by the Card Club be paid to the Racetrack’s purse fund and the State of Minnesota Breeders’ Fund.

In December 2002, the Company acquired a recreational vehicle (RV) park, located on approximately 29 acres, adjacent to the Minnesota River, approximately two miles from the Racetrack.  The RV Park has 68 independent sites and 40 dependent sites, an indoor swimming pool, laundry facilities, game room and mini store.  The sites are rented to horsemen participating in Canterbury’s racing operations, seasonal employees, and the general public.

The Company also generates revenues from concessions, admissions, parking, publication sales, facilities rental for special events, vehicle storage, advertising and other sources.

Results of Operations for the Three and Six Months Ended June 30, 2003 and June 30, 2002

Total operating revenues increased approximately $1.5 million or 7.1% during the six months ended June 30, 2003 compared to the six months ended June 30, 2002, and increased approximately $1.2 million or 10% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

Pari-mutuel revenues decreased $152,222 or 1.8% in the six month period ended June 30, 2003 compared to the same period in 2002. Total handle for the six months ended June 30, 2003 was down $1.1 million or 2.5% compared to total handle during the six-month period in 2002. Total handle wagered on simulcast races year-to-date in 2003 is down $1.3 million or 3.9% compared to year-to-date June 30, 2002 primarily due to the cancellation of nearly 100 racing programs in the first quarter caused by severe winter weather at other racetracks.  However, on-track live handle increased by $446,000 or 6.9% compared to the same period in 2002 due to favorable weather and increased popularity of our promotions.  Finally, out-of-state live handle decreased $233,000 or 5.4% compared to the same period last year due to the reduction of in the number of simulcast outlets.  See the “Summary of Operating Data” below.

Summary of Operating Data:	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Racing Days
Simulcast only days	155	155
Live and simulcast days	26	26
Total Racing Days	181	181

On-Track Handle
Simulcast only days	$25,476,000	$26,720,000
Live and simulcast days
Live racing	6,900,000	6,454,000
Simulcast racing	6,850,000	6,933,000
Out-of-state Live Handle	4,078,000	4,311,000
Total Handle	$43,304,000	$44,418,000

On-Track Average Daily Handle
Simulcast only days	$164,361	$172,387
Live and simulcast days	528,846	514,885

Card Club revenues were $10.6 and $5.7 million for the six-month and three-month periods ended June 30, 2003, representing increases of 17.1% and 25.9%, respectively, compared to the same periods in 2002.  Management believes the year-to-date increase is primarily due to the increased awareness of the Casino Games room and the renewed popularity of the Poker games.  Card Club revenues represented 47.6% and 43.7% of total revenues for the six-month and three-month periods ended June 30, 2003, respectively.  The Shakopee Valley News reported that Mystic Lake Casino Hotel, Prior Lake, MN will expand it’s gaming options beginning in August, to offer some of the same “unbanked” card games that are currently offered at Canterbury Park’s Card Club.  The June 25th media report indicated that 12 of the 88 table games at Mystic Lake, which is located 4 miles south of the Racetrack, will be converted from blackjack to various versions of poker based card games including Pal Gow Poker, Three Card Poker, Caribbean Stud, and Let it Ride.  These new games at Mystic Lake will directly compete with the card room games that have been operating at Canterbury Park since the opening of the Card Club in April 2000.  At this point, management is unable to predict whether the addition of these unbanked card games to Mystic Lake’s existing gaming will have a material adverse affect on Card Club operations.

Concession sales for the six-month and three-month periods ended June 30, 2002 increased 2.1% and 7.4%, respectively, compared to the same periods in 2002.  The increase is primarily due to the increased traffic in the Card Club and increased live racing attendance in 2003.

Other operating revenues for the six-month and three-month periods ended June 30, 2003 increased $31,678 and decreased $143,084, respectively, compared to the same periods in 2002.  The decrease for the three month period reflects a $258,074 gain on sale of five acres of real estate realized in the second quarter of 2002.

Operating expenses (excluding pari-mutuel expenses) increased 10.7% during the six month period ended June 30, 2003 compared to the six month period ended June 30, 2002, and 13% during the three months ended June 30, 2003 compared to the three month period ended June 30, 2002.  Salaries and benefits increased approximately $628,000 or 8.2% in the six-month period and $481,000 or 11.4% in the three-month period compared to the same periods last year primarily associated with the increase level of operations.  Other operating expenses increased approximately $550,000 or 33.1% in the six-month period and $354,000 or 35.6% in the three-month period compared to 2002 primarily due to rising insurance costs and professional fees related to the Company’s legislative efforts for additional gaming authorizations.  Advertising and marketing increased approximately $155,000 or 15.5% in the six month period and $55,000 or 7.5% in the three-month period compared to the same periods last year due primarily to increased participation in the patron loyalty program.  Utilities expense increased approximately $122,000 or 28.8% and approximately $63,000 or 26.9% for the same periods in 2002 due to rate increases experienced during the past twelve months.

Pari-mutuel expenses have increased 3.5% and 6.2%, respectively, during the six and three month periods of 2003 compared to 2002, due primarily to increased payments to the purse fund from Card Club revenues.  Effective January 1, 2002, the Company agreed with the Minnesota Horseman’s Benevolent and Protective Association (the “MHBPA”) to pay 14% of all Card Club gross revenues as purse monies.  Therefore, the effective rates are the same from 2003 compared to 2002, however the increased volume of Card Club revenues has resulted in the increase to the related purse expense.

Income before income taxes was $2,496,375 for the six months ended June 30, 2003 compared to $2,612,932 for the six months ended June 30, 2002.  After income tax expense of $1,063,736 for the six months ended June 30, 2003, net income was $1,432,639 in 2003 compared to $1,544,043 in 2002.  Income before income taxes for the quarter ended June 30, 2003 was $1,032,288 compared to $1,031,533 for the quarter ended June 30, 2002.  After income tax expense of $438,736 in the second quarter of 2003, net income was $593,552 compared to $613,005 for the second quarter of 2002.

Commitments and Contingencies

On June 5, 2003 at the Annual Meeting, the Company’s Board of Directors declared a special cash dividend of $.15 per share of common stock payable on July 11, 2003 to shareholders of record on June 27, 2003.  The Company has not adopted any policies regarding dividend payments and there can be no assurance that any dividend will be paid in the future.

There have been no additional material changes in our outstanding commitments and contingencies since those reported at December 31, 2002.

Liquidity and Capital Resources

During the period January 1, 2003 through June 30, 2003, cash provided by operating activities was $3,911,366, which resulted principally from an increase in accounts payable and accrued expenses of $1,896,275, net income of $1,432,639 and depreciation and amortization of $579,340. These items were partially offset by an increase in other current assets of $638,200.  The significant increase in accounts payable and accrued expenses is due primarily to increases in amounts payable related to the live race meet.

Net cash used in investing activities for the first six months of 2003 was approximately $1 million, primarily for building improvements.  During the six-month period ended June 30, 2002, net cash used for investment purposes was approximately $1.8 million resulting primarily from the purchase of 12 acres of land just south of the main parking lot for approximately $1 million, and acquisitions of equipment for $1.2 million, offset by the proceeds on disposal of real estate of $422,663.

During the period January 1, 2003 through June 30, 2003, cash provided by financing activities was $125,938, representing $172,746 from the exercise of stock options, which was partially offset by net payments to the MHBPA of $46,808.  During the period January 1, 2002 through June 30, 2002, cash provided by financing activities was $45,677 representing $256,401 from the exercise of stock options, which were partially offset by net payments to the MHBPA of $210,724.

The Company is required by statute to segregate a portion of funds received from revenues in the Card Club and wagering on simulcast and live horse races for future payment as purses for live horse races at the Racetrack or other uses of Minnesota’s thoroughbred and quarter horse associations.  Pursuant to an agreement with the MHBPA, during the six months ended June 30, 2003 and 2002, the Company transferred into a trust account for these purposes or paid directly to the MHBPA approximately $2,875,000 and $2,850,000, respectively.  At June 30, 2003, the Company had an additional liability to the MHBPA of $132,538.  This liability will be paid in 2003, including interest earned at the prime-lending rate, in accordance with the agreement with the MHBPA.

The Company has renewed a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $2,250,000 with interest at the prime rate until April 20, 2005.  The Company had no borrowings under the line of credit at June 30, 2003 or December 31, 2002.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements at all times throughout the quarter ended June 30, 2003.

Cash balances at June 30, 2003 were $6,407,737 compared to $3,408,869 at December 31, 2002. The Company believes that the funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2003 for regular operations.

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

Legislation:

On February 18, 2003, a bill was introduced in the Minnesota Legislature, which seeks authority for the Minnesota State Lottery to operate electronic gaming devices at the  Racetrack.  Often referred to as “Racinos”, this concept at Canterbury Park would include 2,000 gaming devices, a 250-room hotel, an Olympic scale horse park and additional restaurant venues.  The bill was approved by a 71 to 60 margin by the Minnesota House of Representatives and still requires a number of further approvals in the Minnesota Legislature.  On May 29, 2003 the Minnesota Legislature adjourned without taking further action on this proposed legislation.  However, the Minnesota Legislature is set to reconvene for the second year of its regular session in February 2004.  The Racino legislation will begin next session awaiting action in the Minnesota Senate having already passed the Minnesota House of Representatives.  Based on the success of several Racinos in other states, the Company feels that if this legislation becomes law, it will enhance horse racing with increased purses, provide growth and development opportunities for the Company, and produce significant new tax revenues for state and local governments.  The effort to obtain legislative authority for these electronic gaming devices has required and will continue to require substantial expenditures and there can be no assurance that this bill or any similar bill will be enacted into law.

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

ITEM 3:                                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on borrowings under our commercial revolving credit line that bears interest at the prime rate.  At June 30, 2003 we have no debt borrowings under our credit facility.

We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents and marketable securities.  We invest cash and cash equivalents in investment grade, highly liquid investments, consisting of money market instruments, bank certificates of deposit, and short-term government and corporate bonds.

ITEM 4:                                    CONTROLS AND PROCEDURES

(a)                                  Evaluation of Disclosure Controls and Procedures:

The Company’s Chief Executive Officer, Randall D. Sampson, and Chief Financial Officer, David C. Hansen, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon that review, they have concluded that these controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b)                                 Changes in Internal Control Over Financial Reporting:

There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.            Legal Proceedings

Not Applicable

Item 2.            Changes in Securities and use of Proceeds

Not Applicable

Item 3.            Defaults Upon Senior Securities

Not Applicable

Item 4.            Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June 5, 2003.  Shareholders reelected the following directors for a one year term:  Brian C. Barenscheer, Patrick R. Cruzen, Carin J. Offerman, Curtis A. Sampson, Randall D. Sampson, and Dale H. Schenian.  Not less than 3,350,582 shares were voted in favor of each of the directors (approximately 92% of all outstanding shares) and holders of no more than 2,275 shares withheld authority to vote for such directors.

Item 5.            Other Information

Not Applicable

Item 6.            Exhibits and Reports on Form 8-K

(a)                                  The following exhibits are included herein:

31.1                           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

31.2                           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

32                                    Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)                                 Reports on Form 8-K

On August 14, 2003 the Company filed a current report on Form 8-K with the Securities and Exchange Commission, reporting under Item 12 the results for the second quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated:	August 14, 2003	/s/ Randall D. Sampson
Randall D. Sampson,
President, and Chief Executive Officer

Dated:	August 14, 2003	/s/ David C. Hansen
David C. Hansen,
Vice President, and Chief Financial Officer