Form 10-Q
period 2003-09-30
CANTERBURY PARK HOLDING CORP
filed 2003-11-14
CIK 926761

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 001-31569

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

The Company had 3,714,369 shares of common stock, $.01 par value per share, outstanding as of November 14, 2003.

Canterbury Park Holding Corporation

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

	September 30, 2003	December 31, 2002
ASSETS

CURRENT ASSETS
Cash	$3,925,836	$1,654,038
Restricted cash	1,269,491	1,754,831
Accounts receivable	501,937	305,581
Receivable from MHBPA	134,440	—
Inventory	142,709	125,585
Deposits	20,000	20,000
Prepaid expenses	1,091,986	302,192
Income taxes receivable	—	316,671
Total current assets	7,086,399	4,478,898

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $8,484,840 and $7,573,572, respectively	14,877,807	14,551,014

	$21,964,206	$19,029,912

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,926,513	$1,535,824
Card club accruals	1,552,134	1,492,663
Accrued wages and payroll taxes	1,619,401	984,374
Accrued interest	1,121	—
Advance from MHBPA	—	179,346
Accrued property taxes	281,607	228,890
Income taxes payable	215,699	—
Payable to horsepersons	253,871	355,576
Deferred tax liability	390,000	346,000
Total current liabilities	$6,240,346	$5,122,673

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 3,681,473 and 3,638,473, respectively, shares issued and outstanding	36,815	36,385
Additional paid-in capital	11,270,686	10,910,985
Accumulated earnings	4,416,359	2,959,869
Total stockholders’ equity	15,723,860	13,907,239
	$21,964,206	$19,029,912

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
OPERATING REVENUES:
Pari-mutuel	$5,884,669	$5,292,248	14,137,965	$13,697,766
Card Club	6,199,672	4,548,625	16,848,722	13,642,701
Concessions	1,889,596	1,567,745	4,076,495	3,709,413
Admissions and parking	277,965	239,516	520,771	503,431
Programs and racing forms	201,796	198,735	533,801	540,234
Other operating revenue	527,852	263,679	1,221,429	894,976
	14,981,550	12,110,549	37,339,183	32,988,522

OPERATING EXPENSES:
Pari-mutuel expenses
Statutory purses	3,083,140	2,592,268	6,274,264	5,569,180
Host track fees	524,029	498,781	1,688,004	1,693,227
Pari-mutuel taxes	85,875	71,731	196,780	207,894
Minnesota breeders’ fund	364,125	315,906	931,655	871,570
Salaries and benefits	5,177,683	4,505,119	13,442,933	12,154,405
Cost of sales	933,221	914,999	2,232,303	2,197,128
Depreciation and amortization	333,428	290,230	912,768	856,618
Utilities	373,356	331,140	919,139	754,891
Repairs, maintenance and supplies	387,560	328,646	1,053,252	1,044,677
License fees and property taxes	161,191	67,765	293,278	198,380
Advertising and marketing	813,365	640,644	1,970,033	1,642,073
Insurance	264,602	197,981	669,323	446,816
Other operating expenses	1,215,335	982,129	3,010,209	2,371,142
	13,716,910	11,737,339	33,593,941	30,008,001
NONOPERATING (EXPENSES) REVENUES:
Interest expense	(528)	(950)	(5,113)	(6,775)
Other, net	12,997	14,739	33,355	26,186
	12,469	13,789	28,242	19,411

INCOME BEFORE INCOME TAX EXPENSE	1,277,109	386,999	3,773,484	2,999,932
INCOME TAX EXPENSE (Note 1)	(701,562)	(152,320)	(1,765,298)	(1,221,210)

NET INCOME	$575,547	$234,679	$2,008,186	$1,778,722

BASIC NET INCOME PER COMMON SHARE (Note 1)	$.16	$.07	$.55	$.50

DILUTED NET INCOME PER COMMON SHARE (Note 1)	$.14	$.06	$.50	$.46

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,008,186	$1,778,722
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	912,768	856,618
Gain on disposal of real estate	—	(258,074)
Decrease in restricted cash	485,340	250,268
(Increase) decrease in accounts receivable	(196,356)	46,469
Increase in other current assets	(806,918)	(182,728)
Increase in accounts payable and accrued expenses	983,482	744,821
Deferred income taxes	205,947	100,800
Increase (decrease) in income taxes payable	532,370	(240,616)
Increase (decrease) in accrued interest	1,121	(14,083)
Increase in accrued property taxes	52,717	46,350
Net cash provided by operations	4,178,657	3,128,547

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate property addition	—	(1,022,733)
Property and equipment additions	(1,239,561)	(1,367,811)
Proceeds on disposal of real estate	—	422,663
Net cash used in investing activities	(1,239,561)	(1,967,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	198,184	304,088
Payment on advance from MHBPA, net	(313,786)	(699,706)
Cash dividend to shareholders	(551,696)	(896,394)
Net cash used in financing activities	(667,298)	(1,292,012)

NET INCREASE (DECREASE) IN CASH	2,271,798	(131,346)

UNRESTRICTED CASH AT BEGINNING OF PERIOD	1,654,038	1,644,353

UNRESTRICTED CASH AT END OF PERIOD	$3,925,836	$1,513,007

INTEREST PAID	$0	$19,849

INCOME TAXES PAID	$1,040,000	$1,365,000

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies is included in the notes to consolidated financial statements in the 2002 Annual Report on form 10-K.

Restricted Cash – Restricted cash represents refundable deposits and amounts due to horsemen for purses, stakes and awards, and amounts accumulated in the Players Pool to be used to repay players in the form of promotions, giveaways, prizes or by other means.

Income Taxes - Income tax expense is computed by applying the estimated annual effective tax rate to the year-to-date income.

Reclassifications – Certain prior period numbers have been restated to be consistent with current period presentation.  These reclassifications had no effect on net earnings or stockholder’s equity.

Unaudited Financial Statements - The consolidated balance sheet as of September 30, 2003, the consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002, the consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002, and the related information contained in these notes have been prepared by management without audit.  In the opinion of management, all accruals (consisting only of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made.  Results for an interim period should not be considered as indicative of results for a full year.

Net Income Per Share – Basic net income per common share is based on the weighted average number of common shares outstanding during each year.  The weighted average number of common shares outstanding for the three and nine-month periods ended September 30, 2003 were 3,679,462 and 3,662,977, respectively.  The weighted average number of common shares outstanding for the three and nine-month periods ended September 30, 2002 were 3,589,537 and 3,566,294, respectively.  Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding.  The Company’s only potential common shares outstanding are stock options.  After considering the dilutive effect of stock options outstanding, the weighted average shares used to calculate diluted earnings per share for the three and nine-month periods ended September 30, 2003 were 4,053,772 and 4,019,636, respectively.  The weighted average shares used to calculate diluted earnings per share for the three and nine-month periods ended September 30, 2002 were 3,884,790 and 3,842,936, respectively.

2.     BORROWINGS UNDER CREDIT AGREEMENT

Borrowings under the Company’s credit agreement with Bremer Bank include a commercial revolving credit line, which provides for maximum advances of $2,250,000 with interest at the prime rate until April 20, 2005.  The Company had no borrowings under this credit line at September 30, 2003.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of September 30, 2003.  Management believes that funds available under this line of credit, along with funds generated from card club and simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2003.

3.     OPERATING SEGMENTS

During the first nine months of 2003 and 2002, the Company had three reportable operating segments:  horse racing, card club and concessions.  The card club segment includes operations of the Canterbury Card Club.  The horseracing segment includes simulcast and live horse racing operations, and the concessions segment provides concessions during simulcast and live racing, in the card club, and during special events.  The Company’s reportable operating segments are strategic business units that offer different products and services.  They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services.  The horse racing and card club segments are regulated by the State of Minnesota Racing Commission.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in the 2002 Annual Report on form 10-K.  Prior years are restated to be consistent with the revised current year allocation method. In addition, the 2002 horse-racing segment reflects the $258,074 gain on sale of five acres of real estate.

Depreciation, interest expense and income taxes are allocated to the segments but no allocation is made to concessions for shared facilities.  However, the concessions segment pays approximately 25% of gross revenues earned on live racing and special event days to the horse racing segment for use of the facilities.

The following tables provide information about the Company’s operating segments (in 000’s):

	Nine Months Ended September 30, 2003
	Horse Racing	Card Club	Concessions	Total

Revenues from external customers	$16,411	$16,849	$4,080	$37,339

Intersegment revenues	334	—	1,143	1,477

Net interest expense	(28)	—	—	(28)

Depreciation and amortization	547	366	—	913

Segment income before income taxes	$383	$3,415	$864	$4,662

Segment Assets	$18,219	$3,671	$1,864	$23,754

	Nine Months Ended September 30, 2002
	Horse Racing	Card Club	Concessions	Total

Revenues from external customers	$15,635	$13,643	$3,711	$32,989

Intersegment revenues	373	—	905	1,278

Net interest expense	(19)	—	—	(19)

Depreciation and amortization	419	437	—	856

Segment income before income taxes	$942	$2,058	$579	$3,579

Twelve Months Ended December 31, 2002

Segment Assets	$14,883	$4,003	$1,116	$20,002

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Nine Months Ended September30 2003	Nine Months Ended September 30 2002
Revenues
Total revenue for reportable segments	$38,816	$34,267
Elimination of intersegment revenues	(1,477)	(1,278)
Total consolidated revenues	$37,339	$32,989

Income before income taxes
Total segment income before income taxes	$4,662	$3,579
Elimination of intersegment income before income taxes	(889)	(579)
Total consolidated income before income taxes	$3,773	$3,000

	September 30 2003	December 31 2002
Assets
Total assets for reportable segments	$23,754	$20,002
Elimination of intercompany receivables	(1,790)	(972)
Total consolidated assets	$21,964	$19,030

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

The Company is periodically involved in various legal actions arising in the normal course of business.  At September 30, 2003, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

The Minnesota Department of Labor and Industry (DOL&I) is conducting an audit for the period April 10, 1999 through April 10, 2001 regarding compliance with the tip law sections of the Minnesota Fair Labor Standards Act.  At September 30, 2003, the Company has received no communications from the DOL&I regarding the disposition of their audit.  Management believes that the Company’s practices regarding tips are consistent with the requirements of Minnesota law.

5.     STOCK BASED EMPLOYEE COMPENSATION

At September 30, 2003, the Company has a stock option plan which provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and non-employees, including directors of and consultants to the Company and any subsidiary, to purchase up to a maximum of 1,150,000 shares of common stock.  The Company accounts for that plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Income:
As reported	$575,547	$234,679	$2,008,186	$1,778,722
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(47,445)	(25,123)	(188,107)	(129,867)

Pro forma net income	$528,102	$209,556	$1,820,079	$1,648,855

Earnings Per Share:
Basic - as reported	$.16	$.07	$.55	$.50

Basic – pro forma	$.14	$.06	$.50	$.46

Diluted - as reported	$.14	$.06	$.50	$.46

Diluted - pro forma	$.13	$.05	$.45	$.43

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

In December 2002, the Company acquired a recreational vehicle (RV) park, located on approximately 29 acres, adjacent to the Minnesota River, approximately two miles from the Racetrack.  The RV Park has 108 sites, 68 with complete water, sewer and electric hook-ups and 40 sites with water and electric only, an indoor swimming pool, laundry facilities, game room and mini store.  The sites are rented to horsemen participating in Canterbury’s racing operations, seasonal employees, and the general public.

The Company also generates revenues from concessions, admissions, parking, publication sales, facilities rental for special events, vehicle storage, advertising and other sources.

Results of Operations for the Three and Nine Months Ended September 30, 2003 and September 30, 2002

Total operating revenues increased approximately $4.3 million or 13.2% during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, and increased approximately $2.8 million or 23.7% for the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

Pari-mutuel revenues increased $439,000 or 3.2% in the nine month period ended September 30, 2003 compared to the same period in 2002. Total handle for the nine months ended September 30, 2003 increased $3.4 million or 4.6% compared to total handle during the nine-month period in 2002. Total handle wagered on simulcast races year-to-date in 2003 is down $833,000 or 1.7% compared to year-to-date September 30, 2002 primarily due to the cancellation of nearly 100 racing programs in the first quarter because of severe winter weather at other racetracks.  However, on-track live handle increased by $2.4 million or 16.1% compared to the same period in 2002 primarily due to two additional live racing days, favorable summer weather and increased popularity of our promotions.  Finally, out-of-state live handle increased $1.8 million or 16.3% compared to the same period last year due to the return of the nationally recognized Claiming Crown racing event to the Racetrack in July, 2003.  See the “Summary of Operating Data” below.

Summary of Operating Data:	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

Racing Days
Simulcast only days	208	212
Live and simulcast days	63	61
Live Harness days	2	0
Total Racing Days	273	273

On-Track Handle
Simulcast only days	$31,401,000	$33,316,000
Live and simulcast days
Live racing	17,709,000	15,256,000
Simulcast racing	16,479,000	15,397,000
Out-of-state Live Handle	13,090,000	11,256,000
Total Handle	$78,679,000	$75,225,000

On-Track Average Daily Handle
Simulcast only days	$150,966	$157,150
Live and simulcast days	$727,354	$502,508

Card Club revenues were $16.8 and $6.2 million for the nine-month and three-month periods ended September 30, 2003, representing increases of 23% and 36%, respectively, compared to the same periods in 2002.  Management believes the increase is due to the increased popularity of the Casino games room and increased traffic in the Poker room partially due to the growing interest generated by the World Poker Tour shown on the Travel Channel.  Card Club revenues represented 45% and 41% of total revenues for the nine-month and three-month periods ended September 30, 2003, respectively.

In June 2003 the Shakopee Valley News reported that Mystic Lake Casino Hotel, Prior Lake, MN would expand it’s gaming options beginning in August 2003, to offer some of the same “unbanked” card games that are currently offered at Canterbury Park’s Card Club.  The reported card game expansion at Mystic Lake has yet to begin operations, however these new games at Mystic Lake would directly compete with the card games that have been operating at Canterbury Park since the opening of the Card Club in April 2000.  The Company is unable to predict whether the addition of these unbanked card games to Mystic Lake’s existing gaming will occur and, if the games are added, whether this additional competition will have a material adverse affect on Card Club operations.

Concession sales for the nine-month and three-month periods ended September 30, 2003 increased 10% and 20%, respectively, compared to the same periods in 2002.  The increase is primarily due to the increased traffic in the Card Club and increased live racing attendance in 2003.

Other operating revenues for the nine-month and three-month periods ended September 30, 2003 increased $324,000 and $265,000, respectively, compared to the same periods in 2002.  The increase reflects increases in corporate sponsorships and fees for both the nine-month and three-month periods.

Operating expenses (excluding pari-mutuel expenses) increased 13% during the nine month period ended September 30, 2003 compared to the nine month period ended September 30, 2002, and 17% during the three months ended September 30, 2003 compared to the three month period ended September 30, 2002.  Salaries and benefits increased approximately $1.3 million, or 11%, in the nine-month period and $673,000, or 15%, in the three-month period compared to the same periods last year primarily associated with the increased level of operations.  Other operating expenses increased approximately $639,000 or 27% in the nine-month period and $233,000, or 24%, in the three-month period compared to 2002 primarily due to professional fees related to the Company’s legislative efforts to secure additional gaming authority.  Advertising and marketing increased approximately $328,000 or 20% in the nine month period and $173,000 or 27% in the three-month period compared to the same periods last year due primarily to increased participation in the patron loyalty program.  Utilities expense increased approximately $164,000 or 22% and approximately $42,000 or 13% for the same periods in 2002 due to rate increases experienced during the past twelve months.

Pari-mutuel expenses have increased 9% and 17%, respectively, during the nine and three month periods of 2003 compared to 2002, due primarily to increased payments to the purse fund from Card Club revenues.  Since January 1, 2002, pursuant to Minnesota law and agreement with the Minnesota Horseman’s Benevolent and Protective Association (the “MHBPA”) the Company pays 14% of all Card Club gross revenues as purse monies. The increase in payments to the purse fund is directly related to the increased volume of Card Club revenues.

Income before income taxes was $3,773,484 for the nine months ended September 30, 2003 compared to $2,999,932 for the nine months ended September 30, 2002.  After income tax expense of $1,765,298 for the nine months ended September 30, 2003, net income was $2,008,186 in 2003 compared to $1,778,722 in 2002.  Our effective income tax rate for the nine months ended September 30, 2003 was 46.8% compared to 40.7% for the same period a year ago.  The difference in the effective rate is due to the non-deductibility of certain lobbying expenses for income tax purposes.  Income before income taxes for the quarter ended September 30, 2003 was $1,277,109 compared to $386,999 for the quarter ended September 30, 2002.  After income tax expense of $701,562 in the third quarter of 2003, net income was $575,547 compared to $234,679 for the third quarter of 2002.

Commitments and Contingencies

On July 11, 2003, the Company paid a special cash dividend of $.15 per share of common stock payable to shareholders of record on June 27, 2003.  The Company has not adopted any policies regarding dividend payments and there can be no assurance that any dividend will be paid in the future. There have been no additional material changes in our outstanding commitments and contingencies since those reported at December 31, 2002.

Liquidity and Capital Resources

During the period January 1, 2003 through September 30, 2003, cash provided by operating activities was $4,178,657, which resulted principally from net income of $2,008,186, an increase in accounts payable and accrued expenses of $983,482 and depreciation and amortization of $912,768. These items were partially offset by an increase in other current assets of $806,918.  The increase in accounts payable and accrued expenses is due primarily to increases in amounts payable related to the live race meet.

Net cash used in investing activities for the first nine months of 2003 was approximately $1.2 million, primarily for building improvements.  During the nine-month period ended September 30, 2002, net cash used for investment purposes was approximately $2 million resulting primarily from the purchase of 12 acres of land just south of the main parking lot for approximately $1 million, and acquisitions of equipment for $1.4 million, offset by the proceeds on the sale of 5 acres of real estate of $422,663.

During the period January 1, 2003 through September 30, 2003, cash used in financing activities was $667,298, representing a special cash dividend to shareholders of $551,696, and net payments to the MHBPA of $313,786, which were partially offset by $198,184 from the exercise of stock options.  During the period January 1, 2002 through September 30, 2002, cash used in financing activities was $1,292,012 representing a special cash dividend to shareholders of $896,394, and net payments to the MHBPA of $699,706, which were partially offset by $304,088 from the exercise of stock options.

The Company is required by statute to segregate a portion of funds received from revenues in the Card Club and wagering on simulcast and live horse races for future payment as purses for live horse races at the Racetrack or other uses of Minnesota’s thoroughbred and quarter horse associations.  Pursuant to an agreement with the MHBPA, during the nine months ended September 30, 2003 and 2002, the Company transferred into a trust account for these purposes or paid directly to the MHBPA approximately $5,920,000 and $5,710,000, respectively.  At September 30, 2003, the MHBPA owed the Company $134,440 which will be offset against purse fees earned during the fourth quarter.

The Company has renewed a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $2,250,000 with interest at the prime rate until April 20, 2005.  The Company had no borrowings under the line of credit at September 30, 2003 or December 31, 2002.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements at all times throughout the quarter ended September 30, 2003.

Unrestricted cash balances at September 30, 2003 were $3,925,836 compared to $1,654,038 at December 31, 2002. The Company believes that the funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2003 for regular operations.

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

Legislation:

On February 18, 2003, a bill was introduced in the Minnesota Legislature, which seeks authority for the Minnesota State Lottery to operate electronic gaming devices at the Racetrack.  This concept often referred to as “Racinos”, as proposed for Canterbury Park would include approximately 2,000 gaming devices, a 250-room hotel, an Olympic scale horse park and additional restaurant venues.  The bill was approved by a 71 to 60 margin by the Minnesota House of Representatives however, on May 29, 2003 the Minnesota Legislature adjourned the first year of its regular session without taking further action on the Racino legislation.  The Minnesota Legislature will reconvene for the second year of its regular session in February 2004 and the Racino legislation will begin next session as an agenda item in the Minnesota Senate having already passed the Minnesota House of Representatives.  Based on the success of several Racinos in other states, the Company feels that if this legislation becomes law, it will enhance horse racing with increased purses, provide growth and development opportunities for the Company, and produce significant new tax revenues for state and local governments.  The effort to obtain legislative authority for these electronic gaming devices has required and will continue to require substantial expenditures and there can be no assurance that this bill or any similar bill will be enacted into law.

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

ITEM 3:         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on borrowings under our commercial revolving credit line that bears interest at the prime rate.  At September 30, 2003 we have no debt borrowings under our credit facility.

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

Not Applicable

Item 3.            Defaults Upon Senior Securities

Not Applicable

Item 4.            Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.            Other Information

Not Applicable

Item 6.            Exhibits and Reports on Form 8-K

(a)	The following exhibits are included herein:

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

	32	Certfications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)	Reports on Form 8-K

On November 14, 2003 the Company filed a current report on Form 8-K with the Securities and Exchange Commission, reporting under Item 12 the results for the third quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: November 14, 2003	/s/ Randall D. Sampson
Randall D. Sampson,
President, and Chief Executive Officer

Dated: November 14, 2003	/s/ David C. Hansen
David C. Hansen,
Vice President, and Chief Financial Officer