Form 10-K
period 2003-12-31
CANTERBURY PARK HOLDING CORP
filed 2004-03-30
CIK 926761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to

Commission File Number: 001-31569

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

YES         ☐            NO          ☒

The aggregate market value of the shares of voting stock held by non-affiliates of the Company (persons other than directors and officers) computed at the closing price of $16.59 per share on the American Stock Exchange on March 15, 2004 was approximately $31,097,000.

On March 15, 2004, the Company had 3,730,769 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, to be held on June 3, 2004, are incorporated by reference into Part III of this Form 10-K.

CANTERBURY PARK HOLDING CORPORATION

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2003

Item 1.    BUSINESS

(a) General Development of the Business

Canterbury Park Holding Corporation (the “Company”) hosts pari-mutuel wagering on live thoroughbred and quarter horse racing at its facilities in Shakopee, Minnesota (the “Racetrack”) and pari-mutuel wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”).  In addition, the Company is authorized under Minnesota law to host “unbanked” card games in which the players compete against each other and not against the house.  The Company also derives revenues from related services and activities, such as concessions, parking, advertising, admissions and programs, and from other entertainment events held at the Racetrack.

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

  On April 19, 2000, the Company opened its Canterbury Card Club (the “Card Club”).  At the Card Club patrons compete against each other in various unbanked card games.  The Card Club operates under laws adopted in 1999 (the “Card Club Legislation”) and is regulated by the Minnesota Racing Commission.  Under the Card Club Legislation, the Company is authorized to host up to 50 tables where card games are played and receive a percentage of the wagers or a fee from the players as its revenue for providing the facility and services.  The Card Club Legislation requires that the Racetrack’s purse fund and the State of Minnesota Breeders’ Fund receive a minimum of 10% to 14% of the gross revenue generated by the Card Club

The Company maintains a website at www.canterburypark.com.  Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge by linking from our website to the Securities & Exchange Commission website.

(b) Financial Information About Segments

The Company divides its business into three segments: card club, horse racing and concessions. The card club segment includes operations of the Canterbury Card Club. The horse racing segment includes simulcast and live racing operations, and the concessions segment represents food and beverage services for simulcast and live racing, the card club, and during special events. Further information regarding the Company’s business segments is set forth in Note 10 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10K and such information is incorporated herein by reference.

(c) Narrative Description of Business

(i)            Card Club Operations

The Card Club is open 24 hours per day, seven days per week, offering two types of unbanked card games: poker games and casino games.

Poker games, including Texas Hold ‘Em, 7-Card Stud and Omaha, with table limits ranging between $2 and $60, are currently offered on a maximum of 31 tables in the poker room.  In the Canterbury Card Club, a dealer, employed by the Company, regulates the play of the game at each table and deals the cards, but does not participate in play.  In poker games, the sponsor (the Company), is allowed to deduct a percentage from the accumulated wagers and impose other charges for hosting the activity, but does not have an interest in the outcome of a game.  The sponsor may add additional prizes, awards, or money to any game for promotional purposes.  The Company collects a “rake” of 10% of each addition to the “pot”, up to a maximum of $4.00 or $4.50 per hand, depending on the game, as its collection revenue.  In addition, poker games offer progressive jackpots for most games.  In order to fund the jackpot pool, the dealer withholds $1.00 from each final pot, which exceeds the minimum of $15.

Casino games including Pai Gow Poker, Minnesota 21 (a version of blackjack), Super Nine, Caribbean Stud, Let-It-Ride and Three Card poker, which are currently offered at 19 tables, are played using a “player pool” system.  “Player pool” means a wagering system, in which wagers lost in card games, are accumulated into a pool for purposes of enhancing the total amount paid back to winning players in other card games.  In such instances, the sponsor may only serve as custodian of the player pool and may not have an active interest in any card game.  In the casino games area of the Card Club, the amount that the dealer “wins” or “loses” during the course of play is accumulated in a “Player Pool” to be used to repay players in the form of promotions, giveaways, prizes or by other means.  The Company also takes a “rake” of $.50 to $3.00 per wager, depending on the game and size of wager, for the Company’s collection revenue.  The only casino game to offer a progressive jackpot is Caribbean Stud.  The player has the option of playing the jackpot, and has the opportunity to win some, or all, of the jackpot amount depending upon his hand.

(ii)   Horse Racing Operations

The Company’s horse racing operations consist of year-round pari-mutuel wagering on simulcast horse races (“simulcasting”) and live horse races (“live meets”) held on a seasonal basis beginning in May and concluding in September.  Thoroughbred and quarter horse racing is conducted during the live meet.  The Company has also conducted live harness racing from time to time.

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

Live Racing.

The Company conducts live horse racing at its facility generally from mid-May until early September each year.  The Company raced 63 days in the year 2003, beginning May 16th and ending September 1st, consisting of 32 days of mixed Thoroughbred and Quarter Horse racing and 31 days of Thoroughbred only racing.  In addition, the Racetrack hosted 2 days of live Harness racing on September 13th and 14th.  In 2004, the Racetrack will conduct 68 live race days, beginning May 14th and concluding September 6th.  The race meet will include 32 days of mixed Thoroughbred and Quarter Horse racing, and 36 days of Thoroughbred only racing.

Currently, Minnesota law requires the Racetrack to schedule a minimum of 125 days of live racing annually, unless the MHBPA agrees to a lesser number of live racing days.  Since 1995, the MHBPA has agreed to waive the 125-day requirement and allow the Company to run a minimum of 50 days of live racing each year.  After 2004, no assurance can be given that the MHBPA will agree to a shorter live meet than the 125-day statutory minimum.  If the MHBPA does not agree to a live meet shorter than 125 days, the Company’s operations could be adversely impacted by a decrease in the daily purses and potential reduction in quality of horses, attendance and overall handle, as well as increased operating expenses.

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

From 1996 through 2003, a number of non-horseracing events were held, including snowmobile races, major arts and crafts shows, trade shows, concerts, motorcycle races, fund raisers, automobile shows and competitions and private parties.  The Company also hosted major concerts each September, from 1998 through 2003.

 (iv)         Sources of Revenue

General.

The Company’s revenues are principally derived from pari-mutuel wagering and Card Club operations. The percentage of total revenue the Company obtained from its three business segments during 2003 are: 48.0% Card Club, 41.9% Pari-mutuel wagering, and 10.1% Concessions.

Pari-mutuel wagering – general.

In pari-mutuel wagering, bettors wager against each other in a pool, rather than against the operator of the facility or with preset odds.  From the total amount wagered or “handle,” the Minnesota Pari-Mutuel Horse Racing Act (the “Racing Act”) specifies the maximum percentage, referred to as the “takeout,” which may be withheld by the Racetrack, with the balance returned to the winning bettors.  The takeout constitutes one of the Racetrack’s primary sources of operating revenue.  From the takeout, funds are paid to the State of Minnesota for pari-mutuel taxes, with additional amounts set aside for purses and for the “Breeders’ Fund,” which is a fund apportioned by the Minnesota Racing Commission (“Racing Commission”) among various purposes related to Minnesota’s horse breeding and horse racing industries.  The balance of the takeout remaining after these deductions is commonly referred to as the “retainage.”

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

The following table sets forth the percentage distribution of each dollar wagered on live races at the Racetrack, as established by the Racing Act, and the Racetrack’s retainage:

	Live Racing
	Straight		Exotic

Returned to Winning Patrons		83.00%		77.00%
Purse (1)	8.40		8.40
Minnesota Breeders’ Fund	1.00		1.00
Minnesota Pari-Mutuel Taxes (2)	.17		.23
Racetrack Retainage (1)	7.43		13.37
Total Takeout		17.00		23.00

Total Handle		100.00%		100.00%

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

Card Club Operations

As discussed above, the Company receives revenues from its Card Club operations, which run 24 hours per day, seven days per week.  The Company currently receives collection revenue from 31 poker tables and 19 tables offering table games.  Under Minnesota law, the Company is required to pay 10% of the first $6 million of gross Card Club revenues as purse monies.  After meeting the $6,000,000 threshold, the Company must pay 14% of gross Card Club revenues as purse monies, although by agreement with the MHBPA the Company has paid 14% of all Card Club revenues into the purse fund for 2002 and 2003.  In addition, the Company has agreed with the MHBPA to pay 15% of Card Club revenues into the purse fund for 2004.  Of funds allocated for purses, the Company pays 10% of the purse monies to the State of Minnesota Breeders’ Fund.  The remaining 90% of the purse monies is divided between thoroughbred (90%), quarter horse (9%) and standard bred (1%) purse funds

Other Revenues

The Company also derives revenue from other activities such as admissions and parking fees, as well as from the sale of food and beverage, programs, and other racing publications.  The Company offers advertising signage space similar to that appearing at many sports stadiums.  Finally, additional revenues are derived from RV Park and the use of the facilities for events such as concerts, trade and craft shows, snowmobile racing, business meetings, private parties, horse expositions and sales, boat and automobile storage, community events, and rental of the parking lot for various automobile activities and vehicle storage.

(v)            Competition

The Company competes with other forms of gaming in the State of Minnesota, principally casino-style gambling including slots and blackjack, and more recently unbanked card games available at Native American reservations throughout the State of Minnesota, including a large casino located approximately four miles from the Racetrack.  In addition, the Company competes against charitable gambling (bingo and pull tabs) and various state lottery products. The Company also faces increasing competition from offshore and out-of-state simulcast operations illegally marketing Internet and telephone account home wagering systems to Minnesota residents.

The Company also competes with other forms of entertainment in the Minneapolis-Saint Paul metropolitan area, including a wide range of live and televised professional and collegiate sporting events.  In addition, live horse racing competes with a wide variety of summer attractions, including amusements parks, sporting events and other local activities.

The Company also competes with racetracks located throughout the United States in securing better quality horses to run at the Racetrack.  Attracting the owners and trainers of better quality horses is largely dependent on the ability to offer large purses.  The Company experiences significant competition for better quality horses from a racetrack located near Des Moines, Iowa, as well as racetracks in Chicago, Illinois, both of which offer substantially larger purses than the Company.  This competition is expected to continue for the foreseeable future.

(vi)                                                       Legislation

On February 18, 2003, a bill was introduced in the Minnesota Legislature, to allow electronic gaming devices to be operated by the Minnesota State Lottery at the Racetrack. This concept often referred to as a “Racino”, as proposed for Canterbury Park would include approximately 2,000 gaming devices, a 250-room hotel, an Olympic scale horse park and additional restaurant venues.  The bill was approved in May 2003 by a 71 to 60 margin by the Minnesota House of Representatives. However, on May 29, 2003 the Minnesota Legislature adjourned the first year of its regular session without taking further action on the Racino legislation.  The Minnesota Legislature reconvened for the second year of its regular session in February 2004, and the Racino legislation is an agenda item in the Minnesota Senate having already passed the Minnesota House of Representatives. Based on the success of several Racinos in other states, the Company feels that if this legislation becomes law, it will enhance horse racing with increased purses, provide growth and development opportunities for the Company, and produce significant new tax revenues for state and local governments.

In addition, legislation was introduced in 2004 to remove the 50-table limit in the Card Club imposed by the Card Club Legislation.  This bill passed the Minnesota House Government Operations and Veterans Affairs Policy Committee and now awaits action on the House floor. No version of this bill has been introduced in the Minnesota Senate.  The effort to obtain legislative authority for these initiatives has required, and will continue to require, substantial expenditures and there can be no assurance that any bill favorable to the Company’s interests will be enacted into law.

(vii)         Marketing

The Company’s primary market is the seven-county Minneapolis-Saint Paul metropolitan area. Current demographic information indicates that approximately 1.45 million adults age 18 and older, reside within a 25-mile radius of Shakopee, Minnesota and another 1.68 million adults age 18 and older, reside within a 25-100 mile radius of the Racetrack.

To support its pari-mutuel horse racing and Card Club businesses, the Company conducts year-round marketing efforts to maintain the loyalty of live and simulcast patrons and attract new racing and Card Club customers.  The Company’s marketing uses newspapers, television, the Internet, other print media, radio and direct mail.  Often the Company combines its marketing efforts to communicate the excitement of both wagering on horse racing and card playing.  In addition to its regular advertising program, the Company conducts numerous special promotions and handicapping contests to increase simulcast patronage, and successfully implemented a pari-mutuel player rewards program in March of 2001.  The Company also implemented a Casino Games player rewards program in October of 2003.

The 2003 combined Card Club and live racing advertising campaigns utilized print, radio and television advertising to highlight the attractive, park-like atmosphere of Canterbury Park, promoting activities for the entire family, as well as the fun and excitement of live horse racing and card playing.  In addition, the development over the past five years of a customer database has enabled the Company to increasingly utilize direct mail advertising.

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

A federal statute, the Interstate Horse Racing Act of 1978, also provides that a racetrack must obtain the consent of the group representing the horsepersons (owners and trainers) racing the breed of horses that race a majority of the time at the racetrack, and the consent of the state agency regulating the racetrack, in order to transmit simulcast signals of its live races or to receive and use simulcast signals from other racetracks.  The Company has obtained the consent of the MHBPA and Minnesota Racing Commission for receiving and sending simulcasting signals.

Issuance of Class A, and Class B Licenses to the Company.

The Racing Commission issued a Class A License to the Company on April 27, 1994.  The Class A License allows the Company to own and operate the Racetrack.  The Class A License is effective until revoked or suspended by the Racing Commission, or relinquished by the licensee.  The fee for a Class A License until June 30, 2003 was $10,000 per fiscal year.  Effective July 1, 2003 the fee for a Class A License increased to $253,000 per fiscal year.

The Racing Commission issued a Class B License to the Company on April 27, 1994.  The Class B License allows the Company to sponsor and manage horse racing on which pari-mutuel wagering is conducted at its Class A licensed racetrack and on other horse races run at out-of-state locations as authorized by the Racing Commission.  The Class B License is renewable each year by the Racing Commission after a public hearing (if required by the Racing Commission).  Until June 30, 2003 the fee for the Class B License was $100 for each assigned race day on which live racing is actually conducted and $50 for each day on which simulcasting is authorized and actually takes place.  Effective July 1, 2003, the Class B License fee increased to $500 for each live racing day and $100 for each simulcast day.

The Racing Commission has the ability to impose further increases in the Class A and Class B license fees, which could materially adversely impact the Company’s operating results.

Limitation on the Number of Class A, and Class B Licenses.

Pursuant to the Racing Act, so long as the Racetrack maintains its Class A License, no other Class A License may be issued to operate a racetrack in the seven county metropolitan area (the counties of Hennepin, Ramsey, Washington, Scott, Dakota, Anoka and Carver), except the Racing Commission may issue an additional Class A License within the seven county metropolitan area, provided that the additional license may only be issued for a facility which, among other conditions, is located more than 20 miles from the Racetrack, contains a track no larger than five-eighths of a mile in circumference, and is used exclusively for Standard bred (harness) racing.  Therefore, as long as the Company holds the Class A License, only the Company may own and operate a racetrack in the seven county metropolitan area where thoroughbred horses and quarter horses may be raced.

On February 18, 2004, Southwest Casino and Hotel Corporation in partnership with MTR Gaming Group, Inc., made their first appearance before the Minnesota Racing Commission to apply for a license to operate a harness racetrack and card club in eastern Anoka County near Forest Lake, Minnesota.  The racetrack is required by law to conduct 50 days of live standard bred racing before approval can be given to the applicant to host unbanked card games.

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

Card Club Regulation.

The Racing Commission is authorized by law to regulate Card Club operations and the law requires that the Company reimburse the Minnesota Racing Commission for it’s actual costs, including personnel costs, of regulating the Card Club.  The Racing Commission issued an additional Class B License to the Company on January 19, 2000.  This Class B License allows the Company to host unbanked card games.  The Class B License is renewable each year by the Racing Commission after a public hearing (if required by the Racing Commission).  The fee for this Class B License was $10,000 per calendar year until June 30, 2003.  Effective July 1, 2003, the Class B License Fee of $10,000 is included in the Class A License Fee of $253,000 per calendar year.

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

(ix)          Employees

At March 15, 2004, the Company had 384 full-time employees and 201 part-time employees.  On a seasonal basis the Company adds approximately 120 full-time and 260 part-time employees for live racing operations from early May until early September.  The Company’s management believes its employee relations are good.

(x)           Executive Officers

The executive officers of the Company, their ages and their positions with the Company are as follows:

Name	Age	Position with Company

Randall D. Sampson	45	President, CEO and General Manager

David C. Hansen	47	Vice President of Finance, CFO & Secretary

Mark A. Erickson	47	Vice President of Facilities

Michael J. Garin	48	Vice President of Hospitality & Assistant Secretary

John R. Harty	59	Vice President of Marketing

Randall D. Sampson has been President and Chief Executive Officer since the formation of the Company in March 1994 and General Manager since September 1995.  Mr. Sampson earned his CPA certification in 1982.  He has been active in horse industry associations, currently serving on the Board of Directors of the Thoroughbred Racetracks of America and is past President of the Minnesota Thoroughbred Association.  Mr. Sampson also currently serves as a director of Communications Systems, Inc. (AMEX:JCS), a manufacturer of telecommunications and data communications products based in Hector, Minnesota.  Mr. Sampson is the son of Curtis A. Sampson, the Company’s Chairman of the Board, the beneficial owner of approximately 27% of the Company’s common stock.

David C. Hansen joined the Company in July 2001 as Vice President of Finance and Chief Financial Officer.  From 2000 to 2001 Mr. Hansen served as Director of Accounting for Prairie Meadows Racetrack and Casino in Altoona, IA, one of the nations first Racino operations.  He served as Controller, and later Director of Finance at Treasure Island Resort & Casino, in Red Wing, MN, from 1993 until 2000.  Mr. Hansen earned his CPA certification in 1983.  Mr. Hansen is a member of the Minnesota Society of Certified Public Accountants and the Hospitality Financial and Technology Professionals association.

Mark A. Erickson has been Vice President of Facilities since May 1997, serving as the Racetrack’s Director of Facilities since April 1994.  From 1992 to 1994 Mr. Erickson served as Maintenance Supervisor for the Mall of America, supervising the interior maintenance for one of the largest shopping malls in North America.  Mr. Erickson was Master Electrician for Canterbury Downs from 1986 to 1992, supervising the installation and maintenance of all electrical equipment.

Michael J. Garin has been Vice President of Hospitality since May of 1997. He had served as President of Canterbury Park Concessions, Inc. since April of 1994.  From 1993 to 1994 Mr. Garin served as Food & Beverage Supervisor for Little Six, Inc., one of the largest tribal casino operations in the country.  Mr. Garin was President of MMR Vending, Inc., a regional vending company, from 1988 to 1992.  Prior to 1988 he was a Regional Director at General Mills Restaurant Group overseeing seven restaurants in three states.  Mr. Garin had served as President of Canterbury Park Concessions, Inc. since April of 1994.

John R. Harty joined the Company in February 2000 as Vice President of Marketing.  From 1996 to 1999 Mr. Harty served as President of Minneapolis based Sun Products a manufacturer of sporting goods and pet products.  He served that company as Vice President of Sales and Marketing from 1992 to 1996.  From 1977 to 1991 Mr. Harty worked for Genesco, a billion dollar footwear company.  He served as Executive Vice President in charge of Sales and Marketing for its Hosiery Divisions located in New York City.  Mr. Harty currently serves on the Board of the Shakopee Area Chamber of Commerce.

Item 2.    PROPERTIES

General.

The Company’s facilities, which are operated under the name “Canterbury Park,” are a modern complex of buildings and grounds, generally comparable to other major racetracks located throughout the country.  The Racetrack’s grandstand has a patron capacity of approximately 10,000 within enclosed areas, and a maximum patron capacity of over 30,000, including outside areas around the grandstand.  The grandstand and most public outdoor areas contain numerous pari-mutuel windows, odds information boards, video monitors, concessions stands and other amenities.  The audio/visual system includes over 600 television monitors with most areas providing multi-screen viewing of the races.

The Racetrack is located approximately 25 miles southwest of downtown Minneapolis.  The area immediately surrounding the Racetrack consists of commercial and industrial buildings, farmland and residential areas.  The Racetrack is in reasonable proximity to a number of major entertainment destinations including:  Valleyfair, an amusement park about two miles from the Racetrack which annually attracts approximately 1.3 million visitors during the spring and summer; the Renaissance Festival, a seven-weekend late summer attraction attracting approximately 340,000 visitors, located about five miles from the Racetrack; and Mystic Lake Casino, located about four miles from the Racetrack, which draws approximately 5.2 million patrons annually.  The Mall of America, the largest enclosed shopping mall in the United States, which attracts approximately 42.5 million visitors per year, is approximately 17 miles from the Racetrack.

Racing Surfaces.

The racing surfaces consist of a one-mile oval dirt/limestone track and a 7/8 mile oval turf course.  The dirt track includes a mile and one-quarter front stretch chute, a 6-1/2 furlong backstretch chute, a 3 ½ furlong chute, and is lighted for night racing.

Grandstand.

The grandstand is a modern, air-conditioned, and enclosed structure of approximately 275,000 square feet with a variety of facilities on six levels.  The Lower Level contains space for support functions such as jockey quarters, administrative offices, Racing Commission offices, first aid, mechanical and electrical rooms.  The Track Level includes pari-mutuels windows, restrooms, a variety of concession stands and other services.  The Card Club currently occupies 27,000 square feet on the Track Level. The Mezzanine Level contains 1,320 fixed seats in a glass-enclosed, air-conditioned area and an additional 3,000 seats located outside.  In addition to the seats, the Mezzanine Level contains pari-mutuel windows, restrooms, concession stands and other guest facilities. A portion of the mezzanine level is currently being used as a simulcast center during live racing, and for banquets and other events during the off-season.  The Kitchen Level is an intermediate level located between the Mezzanine and Clubhouse floors; it contains a full-service kitchen which can support a full dining menu for the track-side dining terraces on the Clubhouse Level and food preparation for the other concession areas.  The Clubhouse Level is a multi-purpose area serving as a simulcast center during wagering sessions on televised races, as well as a full-service dining area during the live racing season.  The Clubhouse Level includes 325 trackside tables, each equipped with a television set, with a total seating capacity of 1,200 patrons and an additional 1,000 seats are located in lounges located throughout the area.  The Press Box/Officials’ Level is located in the roof trusses over the Clubhouse and contains work areas for the press, racing officials, closed-circuit television, photo finish and the track announcer.  In addition, the grandstand was structurally built to accommodate skyboxes under the Press Box/Officials’ Level, although none have yet been constructed.  Escalators and elevators are available to move patrons among the various levels within the grandstand.

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

Other Properties.

Undeveloped Land:

In December 2003, the Company acquired an additional 18 acres of undeveloped land adjacent to the Racetrack.  More than 100 acres of the 380 acres owned by the Company are not necessary for current operations.  This property is undeveloped and could be sold in whole or in part, depending upon future opportunities.  The Company regularly evaluates other business activities and development opportunities that would maximize the use of the real estate surrounding the Racetrack and which would complement the Company’s primary businesses of horse racing and card club operations.

RV Park:

In December 2002, the Company acquired a recreational vehicle (RV) park, located on approximately 29 acres adjacent to the Minnesota River.  The RV park, located 2 miles from the Racetrack in Shakopee, has 68 independent sites and 40 dependent sites, an indoor swimming pool, laundry facilities, game room and mini store.  The sites are rented to horsemen participating in Canterbury’s racing operations, seasonal employees, and the general public.

Item 3.    LEGAL PROCEEDINGS

There are no material legal proceedings currently pending against the Company.  From time to time, the Company is party to ordinary and routine litigation incidental to our business.  We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)           MARKET INFORMATION

The Company’s Common Stock began trading on the American Stock Exchange on December 18, 2002 under the symbol ECP. Prior to that date, the Company’s Common Stock traded on the NASDAQ Small Cap Market under the symbol TRAK. The table set forth below indicates the high and low sale prices for the Common Stock in the quarterly periods ending December 31, 2003 and 2002. These prices indicate interdealer prices without retail markup, markdowns or commissions.

	2003		2002
	High	Low	High	Low

Common Stock

First Quarter	$15.98	$13.15	$9.19	$6.35
Second Quarter	17.50	10.41	11.25	7.23
Third Quarter	16.25	11.31	10.99	8.00
Fourth Quarter	17.18	14.91	15.05	8.25

(b)           HOLDERS

At March 15, 2004, the Company had approximately 648 holders of record of its common stock.  In addition, on that date a depository company held approximately 1,950,000 shares as nominees for an estimated 1,900 beneficial holders.

(c)           DIVIDENDS

The Company paid special cash dividends on its common stock of $.15 per share on July 11, 2003 and $.25 per share on July 12, 2002.  Total dividends paid were $551,696 and  $896,394, respectively.  The Company has not adopted any policies regarding the payment of dividends and further dividend payments, if any, would require Board of Director approval.  The Company’s current loan arrangements with a commercial bank prohibit the payment of dividends without the bank’s consent.

(d)           OTHER INFORMATION REGARDING EQUITY COMPENSATION PLANS

The following table sets forth information as of December 31, 2003 regarding our equity compensation plans.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category (1)	(a) Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in column (a))
Equity compensation plans approved by security holders:
1994 Stock Plan	692,200	6.24	145,500
1995 Employee Stock Purchase Plan	0	0	94,377

Equity compensation plans not approved by security holders:
Stock Option Plan for Non- Employee Consultants and Advisors (2)	0	0	172,500

Total	692,200		412,377

(1) The Company does not have individual compensation arrangements involving the granting of options, warrants and rights

(2) Adopted by the Company’s Board of Directors in 1997, the purpose of the Stock Option Plan for Non-Employee Consultants and Advisors is to attract and retain the services of experienced and knowledgeable non-employee consultants and advisors to assist in projects having strategic significance for the Company, to provide an alternative form of cash compensation to such persons and to provide such persons with the opportunity to participate in the Company’s long term progress and success.

e)                                      RECENT SALES OF UNREGISTERED SECURITIES

Not applicable.

Item 6.            SELECTED FINANCIAL DATA

(In thousands except for per share amounts)

	Year Ended December 31,
OPERATING DATA	2003	2002	2001	2000	1999

Total Revenues	$47,846	$41,701	$39,492	$32,463	$20,331

Operating expenses	42,587	37,899	36,405	30,969	19,766

Income Before Income Tax Expense	5,299	3,831	3,143	1,482	558

Income Tax Expense	(2,429)	(1,554)	(1,327)	(643)	(121)

Net Income	2,870	2,277	1,817	839	437

Basic Net Income per Share	.78	.64	.52	.24	.14
Diluted Net Income per Share	.70	.57	.49	.23	.13
Dividends per Share	.15	.25	.00	.00	.00

Cash Flow from Operations	$4,784	$3,593	$3,631	$3,561	$1,018

	At December 31,
BALANCE SHEET DATA	2003	2002	2001	2000	1999

Property & Equipment	$17,113	$14,551	$12,439	$11,334	$8,084

Total Assets	22,297	19,030	16,544	13,318	10,189

Stockholders’ Equity	16,826	13,907	11,855	9,763	8,451

Book Value per Share	$4.53	$3.82	$3.36	$2.81	$2.51

Number of Common Shares Outstanding at Year End	3,714	3,638	3,529	3,474	3,372

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Total operating revenues for the year ended December 31, 2003 were $47.8 million, an increase of  $6.1 million or 14.7% compared to total operating revenues of $41.7 million for the year ended December 31, 2002.  Total Card Club revenues increased 26.5%, pari-mutuel revenues increased 2.8% and concession revenues increased 11.0% in fiscal 2003 compared to fiscal 2002.   Discussions of Card Club results and Pari-mutuel results follow.

SUMMARY OF CARD CLUB REVENUES:

	Year Ended 12/31/03	Year Ended 12/31/02

Total Poker Games	$11,511,000	$9,017,000

Total Casino Games	10,655,000	8,412,000

Total Card Club Games	$22,166,000	$17,429,000

Number of Days Offered	364	364
Average Revenue per Day	$60,900	$47,900

The Company receives a percentage of the wagers or a fee from the players as compensation for providing the Card Club facility and services, referred to as the “collection revenue”, which totaled $22.2 million in 2003 an increase of 27.2% compared to $17.4 million in 2002.  The Company retains a specified percentage of the jackpot fund collections as reimbursement for administrative costs of maintaining the jackpot funds.  The Card Club also collects fees for administering tournaments and jackpot pools.

The Card Club is divided into two areas, the casino games area and the poker games area.  The average daily collection amount per game is dependent upon the number of tables utilized to offer the game.  Patron demand determines the number of tables to be used for a specific game.  There were a total of 19 tables in the Casino games area and 31 tables in the Poker area at December 31, 2003 and 2002.

SUMMARY OF PARI-MUTUEL OPERATING DATA:

	2003	2002
Racing Days
Simulcast only days	299	303
Live and simulcast days	65	61
Total Racing Days	364	364

On-Track Handle
Simulcast only days	$46,568,000	$48,175,000
Live and simulcast days:
Live racing	17,709,000	15,256,000
Simulcast racing	16,243,000	15,397,000
Out-of-state Live Handle	13,090,000	11,256,000
Total Handle	$93,610,000	$90,084,000

On-Track Average Daily Handle
Simulcast only days	$156,000	$159,000
Live and simulcast days	522,000	503,000

Total Pari-mutuel revenues increased 2.8% to approximately $17,331,000 in 2003 from $16,858,000 in 2002.  Total on-track handle increased approximately 2.1% to $80,520,000 in 2003 from $78,828,000 in 2002. An increase in live on-track handle was partially offset by a decrease in total simulcast handle.  Total simulcast handle decreased 1.2% to $62,811,000 in 2003 from $63,572,000 in 2002.  Consequently, pari-mutuel revenues related to simulcast racing decreased 1.3% to $12,834,000 in 2003 from $13,006,000 in 2002.  On track wagering on live races increased by $2,453,000, or 16.1% to $17,709,000 in 2003 from $15,256,000 in 2002, causing pari-mutuel revenue related to live racing to increase by 16.1% to $3,732,000 in 2003 from $3,215,000 in 2002.  This increase is partially due to an increase in the number of live racing days to 65 in 2003 from 61 in 2002, and also to the return of the Claiming Crown to the Racetrack in 2003.  The Claiming Crown was not held at Canterbury Park in 2002, but the Racetrack is the scheduled site of this national event in 2004 and 2005.  Handle wagered at out-of-state locations on the 2003 Claiming Crown races was $2.5 million, contributing to an overall increase in 2003 in handle wagered at out-of-state locations of $1.8 million or 16.3% compared to 2002 out-of-state live handle.

Revenues recognized on proceeds from winning pari-mutuel tickets, which were not presented for payment within one year of the end of the respective race meets increased to approximately $373,000 in 2003 compared to $309,000 in 2002.

Concession revenues increased 11.0% to $4,829,000 in 2003 compared to $4,351,000 in 2002.   The increase is primarily attributable to increased patronage in the Card Club during 2003 compared to 2002, and to four more live racing days in 2003 compared to 2002.

Other operating revenue increased $382,000 or 33.2% to $1,533,000 in fiscal year 2003.  The increase was due primarily to increases in cash services fees, and corporate sponsorships in 2003, partially offset by the effect of a $258,000 gain on the sale of five acres of real estate in 2002.

SUMMARY OF OPERATING EXPENSES

Total operating expenses increased approximately $4,688,000 or 12.4% to $42,587,000 in 2003, from $37,899,000 in 2002.  The increase in operating expenses is primarily due to greater overall business volumes in 2003 compared to 2002.

Pari-mutuel expenses increased 9.9% or approximately $1,004,000 for the year ended December 31, 2003 compared to the year ended December 31, 2002.  Purse expense is one of the Company’s largest single expense items.  Minnesota law requires the Company to allocate a portion of funds received from betting in the Card Club and wagering on simulcast and live horse races for future payment as purses for live horse races or other uses of Minnesota’s horsepersons’ associations.  The increase in purse expense was due primarily to the funds generated by the Card Club operation for purses.  Total purse fund expenses related to Card Club operations for the year ended December 31, 2003 were $2,793,000 compared to $2,196,000 for the year ended December 31, 2002. The Company also paid $310,000 and $244,000 to the Breeders Fund related to Card Club operations in 2003 and 2002, respectively.  In addition, live racing purse expense increased $289,000 compared to 2002 due to an increase in on-track live handle and the return of the Claiming Crown races to the Racetrack in 2003.  The Claiming Crown had moved to another venue for 2002.  The Company incurred incremental pari-mutuel purse expense due to a Claiming Crown net purse guarantee of $83,000 for the year 2003.  This amount is included in pari-mutuel statutory purse expense in the 2003 statement of operations.  Amounts paid to the Minnesota Breeders’ Fund for simulcast and live horseracing are a function of on-track handle and increased to $869,000 in 2003 compared to $852,000 in 2002. The increase is attributable to and consistent with the increase in total on-track handle.

Salary and benefit expenses increased by $1,839,000 or 11.7% for the twelve months ended December 31, 2003 compared to the twelve months ended December 31, 2002.  The Company experienced increases in health insurance rates along with increased labor rates and hours worked consistent with the increased operating levels.

Utilities and insurance expenses increased in 2003 primarily due to increases in rates charged to the Company compared to 2002 and to higher volumes of business activity during the year.

License fees assessed to the Company by the Minnesota Racing Commission increased $164,300 to $208,700 in 2003 from $44,400 in 2002.  The increase in license fee rates effective July 1, 2003, is a result of the 2003 Legislative Session, which directed the Commission to establish a dedicated license fee revenue structure for the racing and card playing industries, sufficient to recover the regulation costs of the Commission.  The full impact of the license fee increase will occur in the year 2004 when the higher license fees are in effect for the full twelve-month period.

Advertising and marketing expenses increased approximately $219,000 or 10.8% in 2003 compared to 2002 primarily due to increased participation in the patron loyalty program.  The Company also experienced increased costs for fulfillment of corporate sponsorships.

Other operating expenses include personnel recruiting and training costs, professional fees, equipment rental, contracted services and other expenses.  These expenses increased approximately $618,000 or 19.6% in 2003, compared to 2002 primarily due to increases in charitable contributions, contracted services related to live racing, costs associated with the Company’s legislative efforts and a general increase in contracted services due to an increased volume of business in 2003.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Total operating revenues for the year ended December 31, 2002 were $41.7 million, an increase of  $2.2 million or 5.6% compared to total operating revenues of $39.5 million for the year ended December 31, 2001.  Pari-mutuel revenues increased 2.3%, Card club revenues increased 7.0% and concession revenues increased 5.7% in fiscal year 2002 compared to fiscal year 2001.  Discussions of Card Club and Pari-mutuel results follow.

SUMMARY OF CARD CLUB REVENUES:

	Year Ended 12/31/02	Year Ended 12/31/01

Total Poker Games	$9,017,000	$9,524,000

Total Casino Games	8,412,000	6,779,000

Total Card Club Games	$17,429,000	$16,303,000

Number of Days Offered	364	364
Average Revenue per Day	$47,900	$44,800

The Company’s collection revenue was $17.4 million in 2002, an increase of 6.9% compared to $16.3 million in 2001.  This increase reflects a full year of operating 50 tables in 2002, compared to operating 38 tables January through May 2001 and 50 tables the remainder of 2001.  In addition, the Company retains a specified percentage of the jackpot fund collections as reimbursement for administrative costs of maintaining the jackpot funds.  The Card Club also collects fees for the administration of tournaments and jackpot pools.

The Card Club is divided into two areas, the Casino games area and the Poker games area.  The average daily collection amount per game is dependent upon the number of tables utilized to offer the game.  Patron demand determines the number of tables to be used for a specific game.  There were a total of 19 tables in the Casino games area and 31 tables in the Poker area at December 31, 2002 and 2001.

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

Total Pari-mutuel revenues increased 2.3% to approximately $16,858,000 in 2002 from $16,478,000 in 2001.  Total on-track handle increased approximately 2.8% to $78,828,000 in 2002 from $76,662,000 in 2001.  Pari-mutuel revenues related to simulcast racing increased 4.5% to $13,006,000 in 2002 from $12,443,000 in 2001. This change was consistent with the increase in total simulcast handle. On-track wagering on live races decreased by $758,000 or 4.7%, to $15,256,000 in 2002 from $16,014,000 in 2001, causing pari-mutuel revenue related to live racing to decrease by 4.6% to $3,215,000 in 2002 from $3,370,000 in 2001.  This decrease is primarily due to a decrease in the number of live racing days to 61 from 63 in 2001.  Handle wagered at out-of-state locations decreased 14.1% or $1,849,000 compared to 2001.  Handle wagered at out-of-state locations on the 2001 Claiming Crown races was $2.5 million.  The Claiming Crown was not held at Canterbury Park in 2002, but the Racetrack was the scheduled site of this national event in 2003 and 2004.

Revenues recognized on proceeds from winning pari-mutuel tickets, not presented for payment within one year of the end of the respective race meets decreased $10,000 to approximately $309,000 in 2002 compared to 2001.

Other operating revenue increased $459,000 or 66% to $1,151,000 in fiscal year 2002.   The increase was due primarily to a $258,000 gain on the sale of 5 acres of real estate.  Also contributing to the increase were increases in check cashing and ATM fees, and corporate sponsorships, partially offset by decreases in space rental for special events and boat and vehicle storage.

SUMMARY OF OPERATING EXPENSES

Total operating expenses increased approximately $1,494,000 or 4.1% to $37,899,000 in 2002, from $36,405,000 in 2001.  The increase in operating expenses is primarily due to the increase in overall business volumes in 2002 compared to 2001.

Pari-mutuel expenses increased 5.7% or approximately $544,000 for the year ended December 31, 2002 compared to the year ended December 31, 2001.  The increase was due primarily to the funds generated by the Card Club operation for purses.  Total purse and breeders fund expenses for the Card Club for the year ended December 31, 2002 was $2,440,000 compared to $2,042,000 for the year ended December 31, 2001.

The Company incurred incremental pari-mutuel purse expense due to a Claiming Crown purse guarantee of $182,000 for the year 2001.  This amount is included in pari-mutuel statutory purse expense in the 2001 statement of operations.

Amounts paid to the Minnesota Breeders’ Fund for simulcast and live horseracing are a function of on-track handle and increased to $852,000 in 2002 compared to $826,000 in 2001. The increase is attributable to and consistent with the increase in total on-track handle.  The Company also paid $244,000 and $204,000 to the Breeders Fund related to Card Club operations in 2002 and 2001 respectively.

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

Advertising and marketing expenses increased approximately $186,000 or 10.1% in 2002 compared to 2001 primarily due to increased participation in the patron loyalty program.  The Company also experienced increased costs for the production and placement of media advertising to promote the Card Club and live racing.

Other operating expenses include personnel, recruiting and training costs, professional fees, equipment rental, contracted services and other expenses.  These expenses increased approximately $216,000 or 7.4% in 2002, compared to 2001.  This increase is primarily caused by an increase in costs to retain experts to advise management on issues related to the Company’s legislative efforts.

COMMITMENTS AND CONTINGENCIES

The Company entered into a five-year totalizator services agreement with Autotote Systems, Inc. (Autotote) in January 1999.  This five-year contract was renewed for an additional five-year term in January 2004.  Pursuant to the agreement, Autotote provides totalizator equipment and computer programs which record and process all wagers and calculate odds and payoffs.  Amounts charged to operations under this agreement for the years ended December 31, 2003, 2002 and 2001 were approximately $390,000, $383,000 and $346,000, respectively.  During the annual live race meets, Autotote provided uplink services, which enabled the Company to simulcast horse races held at Canterbury Park to out-of-state racetracks.  These services resulted in amounts charged to operations in 2003, 2002 and 2001 of approximately $126,000, $124,000 and $122,000, respectively.

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

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates that effect the amounts reported and disclosed in the consolidated financial statements. By their nature, these estimates are subject to an inherent degree of uncertainty. Theses estimates are based on our experience and various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. On an ongoing basis, we evaluate our estimates. However, actual results could differ from those estimates.

Our significant accounting policies are included in Note 1 to our consolidated financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Property and Equipment – We have significant capital invested in our property and equipment, which represents approximately 77% of our total assets. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired. Our property and equipment is evaluated for impairment whenever circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value and is charged to operations in the period in which such impairment is determined by management. We do not believe that any impairment has occurred or is likely to occur in the near future.

Regulation-Our business can be materially impacted both positively and negatively by legislative and regulatory changes, such as those previously described. Significant negative changes resulting from these activities could result in an impairment of our property and equipment in accordance with generally accepted accounting standards. Additional information regarding how our business can be impacted by legislative and regulatory changes are included in Item 1 (vi), and Item 1 (vii), respectively, in this Form 10-K.

ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  FIN No. 45 clarifies the requirements for guarantor’s accounting for and disclosure of certain guarantees issued and outstanding.  The initial recognition and the initial measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002.  The adoption of FIN No. 45 did not have a significant impact on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“FIN No. 46”).  FIN No. 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity.  This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  FIN No. 46 was scheduled to be effective for variable interest entities created after January 31, 2003.  On December 24, 2003, the FASB published a revision to FIN No. 46 (“FIN No. 46 (R)”).  FIN No. 46(R) clarifies certain provisions of FIN No. 46 and exempts certain entities from its requirements.  For interests in variable interest entities acquired prior to January 31, 2003, the provisions of FIN No. 46(R) will be applied on March 31, 2004.  The Company does not anticipate that the adoption of FIN No. 46 and FIN No. 46(R) will have a material effect on its financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES:

During the year ended December 31, 2003, net cash provided by operations was $4,783,823, which resulted primarily from net income of $2,870,130, depreciation and amortization of $1,158,458, an increase in accounts payable and accrued wages and payroll taxes of $498,242 and an increase in income taxes payable of $578,670.  These items were partially offset by an increase in other current assets of $556,480 and a decrease in card club accruals of $197,837.   During the year ended December 31, 2002 net cash provided by operating activities was $3,592,970, which resulted principally from net income of $2,276,595 depreciation and amortization of $1,152,298, and an increase in Card Club accruals, accounts payable and accrued wages and payroll taxes of $488,843.

The Card Club offers progressive jackpots for poker games and certain table games.  Amounts collected for these jackpot funds are accrued as liabilities until paid to winners.  At December 31, 2003, accrued jackpot funds totaled approximately $283,000 compared to $525,000 at December 31, 2002.  Table games are played using a “player pool”.  “Player pool” means a wagering system or game where wagers lost in a number of card games are accumulated into a pool for purposes of enhancing the total amount paid back to players in any other card game.  In such games, the sponsor may only serve as custodian of the player pool and may not have an active interest in any card game.  In the table games area of the Card Club, the net amount that the dealer “wins” or “loses” during the course of play is accumulated as a “player pool” liability, and is not recognized as revenue by the Company.  The Company is required by law to return accumulated player pool funds to the players through giveaways, promotional items, prizes or by other means.  The accumulated player pool liability was approximately $473,000 at December 31, 2003 compared to $647,000 at December 31, 2002.  The Minnesota Racing Commission regulates the operation of the jackpot and player pool funds.  All games in the Card Club are played using chips.  The value of chips issued and outstanding, referred to as the “outstanding chip liability”, was approximately $221,000 at December 31, 2003 compared to $154,000 at December 31, 2002.   These Card Club accruals have the potential for significant fluctuation on a daily basis.  The Company believes it has adequate liquidity to meet the potential daily obligations of these accrual items.

Cash used in investing activities for the year ended December 31, 2003 was $3,720,377 for capital expenditures, including the purchase of eighteen acres of undeveloped land adjacent to the Racetrack for approximately $2,085,000, $303,000 for improvements to the track level of the grandstand, and various other additions to building improvements and furniture, fixtures and equipment.  For fiscal 2002, net cash used in investing activities was $3,005,825 for capital expenditures including $1,022,733 for the acquisition of 12 acres of undeveloped land adjacent to the Racetrack, a 29 acre RV Park, a large screen video board used outside for viewing live racing, and various additions to furniture, fixtures and equipment partially offset by proceeds of $423,000 from the sale of five acres of real estate.

Cash used by financing activities was $193,924 for the year ended December 31, 2003 compared to cash used by financing activities of $577,460 for the year ended December 31, 2002. In 2003 the net cash outflows resulted primarily from the special cash dividend of $551,696 and net payments to the MHBPA of $76,152, partially offset by proceeds of $433,924 from the issuance of common stock due to the exercise of stock options and the Company’s employee stock purchase plan.  The 2002 net cash outflows resulted primarily from the special cash dividend of $896,394 and net payments to the MHBPA of $193,894, partially offset by proceeds of $512,828 from the issuance of common stock due to the exercise of stock options and the Company’s employee stock purchase plan.

Pursuant to an agreement with the Minnesota Horsemen’s Benevolent and Protective Association, (the “MHBPA”), the Company transferred into a trust account or paid directly to the MHBPA, approximately $6,770,000 and $6,110,000 in purse funds for the years ended December 31, 2003 and 2002, respectively.  Minnesota Statutes specify that amounts transferred into trust are the property of the trust and not of the Company.  Unpaid purse fund obligations due the MHBPA were $103,194 and $179,346 at December 31, 2003 and 2002, respectively.  The interest rates on any statutory purses accrued but not transferred into the trust (which are guaranteed by the Company’s Chairman of the Board) were 4.00% and 4.25% at December 31, 2003 and 2002, respectively.

The Company renewed a general credit and security agreement with Bremer Bank, N.A. on April 30, 2003.  Borrowings under the credit agreement include a commercial revolving credit line, which provides for maximum advances of $2,250,000 with interest at the prime rate (4.00% at December 31, 2003).  No borrowings under the credit line were outstanding during the year ended December 31, 2003 and 2002 respectively.

Cash balances at December 31, 2003 were $2,523,560 compared to $1,654,038 at December 31, 2002.  Restricted cash balances were $1,286,738 at December 31, 2003 compared to $1,754,831 at December 31, 2002 and represent refundable deposits and amounts due to horsemen for purses, stakes and awards, and amounts accumulated in the Player Pool to be used to repay card players through promotions, giveaways, prizes, or by other means.  Management believes that funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2004.

FACTORS AFFECTING FUTURE PERFORMANCE:

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future financial performance, business activities or plans which are typically preceded by the words “believes,” “expects,” “anticipates,” “intends” or similar expressions.  For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws.  Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could cause actual performance, activities or plans to differ significantly from those indicated in the forward-looking statements.  Such risks and uncertainties include, but are not limited to: material fluctuations in attendance at the Racetrack, material changes in the level of wagering by patrons, decline in interest in the unbanked card games offered at the Card Club, legislative and regulatory changes, the impact of wagering products and technologies introduced by competitors; increases in the percentage of revenues allocated for purse fund payments; increases in compensation and employee benefit expense; the general health of the gaming sector; higher than expected expense related to new marketing initiatives; and other factors discussed from time to time in the Company’s filings with the Securities and Exchange Commission.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on borrowings under our commercial revolving credit line that bears interest at the prime rate.  At December 31, 2003 we have no debt borrowings under our credit facility.

We have no derivative financial instruments or derivative commodity instruments in our cash and cash equivalents and marketable securities.  We invest, or may invest, cash and cash equivalents in investment grade, highly liquid investments, consisting of money market instruments, bank certificates of deposit, and short-term government and corporate bonds.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Company are set forth on pages 26 through 40 of the Form 10-K:

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Canterbury Park Holding Corporation

Shakopee, Minnesota

We have audited the accompanying consolidated balance sheets of Canterbury Park Holding Corporation and subsidiaries (the Company) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Canterbury Park Holding Corporation and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

March 17, 2004

Minneapolis, Minnesota

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

	2003	2002

ASSETS

CURRENT ASSETS:
Cash	$2,523,560	$1,654,038
Restricted cash	1,286,738	1,754,831
Accounts receivable	369,976	305,581
Inventory	135,298	125,585
Deposits	20,000	20,000
Prepaid expenses	848,959	302,192
Income taxes receivable (Note 3)		316,671
Total current assets	5,184,531	4,478,898

LAND, BUILDINGS AND EQUIPMENT, net (Note 2)	17,112,933	14,551,014

	$22,297,464	$19,029,912

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,584,145	$1,535,824
Card club accruals	1,294,826	1,492,663
Accrued wages and payroll taxes	1,434,295	984,374
Accrued interest payable	2,158
Advance from MHBPA (Note 1)	103,194	179,346
Accrued property taxes	223,907	228,890
Income taxes payable (Note 3)	95,499
Payable to horsepersons	344,343	355,576
Deferred tax liability (Note 3)	389,000	346,000
Total current liabilities	5,471,367	5,122,673

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

STOCKHOLDERS’ EQUITY (Note 4):
Common stock, $.01 par value, 10,000,000 shares authorized, 3,714,369 and 3,638,473, respectively, shares issued and outstanding	37,144	36,385
Additional paid-in capital	11,510,650	10,910,985
Accumulated earnings	5,278,303	2,959,869
Total stockholders’ equity	16,826,097	13,907,239
	$22,297,464	$19,029,912

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001

OPERATING REVENUES:
Pari-mutuel	$17,330,838	$16,857,745	$16,477,564
Card Club	22,954,218	18,152,012	16,968,407
Concessions	4,828,711	4,351,096	4,117,222
Admissions and parking	552,746	526,443	567,248
Publications	646,403	663,178	669,795
Other operating revenue	1,532,823	1,150,840	691,801
	47,845,739	41,701,314	39,492,037

OPERATING EXPENSES:
Pari-mutuel expenses:
Statutory purses	7,472,370	6,556,575	6,278,104
Host track fees	2,244,721	2,234,115	2,084,041
Pari-mutuel taxes	246,475	251,338	202,029
Minnesota Breeders’ Fund	1,178,890	1,096,076	1,030,201
Salaries and benefits	17,495,140	15,656,565	15,242,771
Cost of concessions and publication sales	2,832,537	2,655,888	2,619,233
Depreciation and amortization	1,158,458	1,152,298	1,064,407
Utilities	1,158,207	916,249	1,064,085
Repairs, maintenance and supplies	1,430,802	1,348,971	1,400,901
License fees and property taxes	430,528	262,440	228,022
Advertising and marketing	2,247,878	2,029,033	1,842,618
Insurance	916,351	583,355	408,363
Other operating expenses	3,774,322	3,156,547	2,940,435
	42,586,679	37,899,450	36,405,210
NONOPERATING (EXPENSES) REVENUES:
Interest expense (Note 6)	(3,116)	(8,321)	(6,836)
Other, net	42,837	37,261	63,464
	39,721	28,940	56,628

INCOME BEFORE INCOME TAX EXPENSE	5,298,781	3,830,804	3,143,455

Income tax expense (Note 3)	(2,428,651)	(1,554,209)	(1,326,675)

NET INCOME	$2,870,130	$2,276,595	$1,816,780

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,675,919	3,581,546	3,496,781

BASIC NET INCOME PER COMMON SHARE (Note 5)	$.78	$.64	$.52

DILUTED NET INCOME PER COMMON SHARE (Note 5)	$.70	$.57	$.49

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Total

Balance, December 31, 2000	3,473,832	34,738	9,965,017	(237,112)	9,762,643

Exercise of stock options	30,500	305	104,663		104,968

Tax benefit of stock option exercises			42,860		42,860

Shares issued under Employee Stock Purchase Plan	24,992	250	127,709		127,959

Net income				1,816,780	1,816,780

Balance, December 31, 2001	3,529,324	35,293	10,240,249	1,579,668	11,855,210

Cash dividend paid				(896,394)	(896,394)

Exercise of stock options	81,850	819	372,238		373,057

Tax benefit of stock option exercises			159,000		159,000

Shares issued under Employee Stock Purchase Plan	27,299	273	139,498		139,771

Net income				2,276,595	2,276,595

Balance, December 31, 2002	3,638,473	$36,385	$10,910,985	$2,959,869	$13,907,239

Cash dividend paid				(551,696)	(551,696)

Exercise of stock options	43,500	435	200,562		200,997

Tax benefit of stock option exercises			166,500		166,500

Shares issued under Employee Stock Purchase Plan	32,396	324	232,603		232,927

Net income				2,870,130	2,870,130

Balance, December 31, 2003	3,714,369	$37,144	$11,510,650	$5,278,303	$16,826,097

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,870,130	$2,276,595	$1,816,780
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,158,458	1,152,298	1,064,407
Gain on sale of property & equipment		(258,074)
Deferred income taxes	43,000	178,000	247,100
Decrease (increase) in restricted cash	468,093	(310,340)	(245,642)
(Increase) decrease in accounts receivable	(64,395)	250,611	(249,340)
(Increase) decrease in other current assets	(556,480)	11,392	(60,863)
Increase (decrease) in income taxes payable	578,670	(292,001)	(27,650)
Increase in accounts payable and accrued wages & payroll taxes	498,242	54,645	868,461
(Decrease) increase in card club accruals	(197,837)	434,198	240,653
Increase (decrease) in accrued interest	2,158	(15,878)	4,173
Decrease in accrued property taxes	(4,983)	(8,894)	(54,762)
(Decrease) increase in payable to horsepersons	(11,233)	120,418	27,340
Net cash provided by operations	4,783,823	3,592,970	3,630,657

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to land, buildings and equipment	(3,720,377)	(3,428,488)	(2,169,416)
Proceeds from sale of land		422,663
Net cash used in investing activities	(3,720,377)	(3,005,825)	(2,169,416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on advance from MHBPA	(76,152)	(193,894)	(49,815)
Proceeds from issuance of common stock	433,924	512,828	232,927
Cash dividend paid	(551,696)	(896,394)
Net cash (used in) provided by financing activities	(193,924)	(577,460)	183,112

NET INCREASE IN CASH	869,522	9,685	1,644,353

CASH AT BEGINNING OF YEAR	1,654,038	1,644,353	0

CASH AT END OF YEAR	$2,523,560	$1,654,038	$1,644,353

INTEREST PAID	$608	$19,947	$2,663

INCOME TAXES PAID	$1,807,000	$1,680,000	$1,112,500

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

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

The consolidated financial statements include the accounts of the Company, CPC and Shakopee Valley RV Park Acquisition Company, LLC after elimination of intercompany accounts and transactions.

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

Depreciation - Buildings and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, generally 5 to 39 years.

Restricted Cash – Restricted cash represents refundable deposits and amounts due to horsemen for purses, stakes and awards, and amounts accumulated in the Player Pool to be used to repay card players in the form of promotions, giveaways, prizes, or by other means.

Reclassifications – Certain prior period numbers have been restated to be consistent with current period presentation.  These reclassifications had no effect on net earnings or stockholders’ equity.

Uncashed Winning Tickets – Pari-mutuel tickets which are not cashed within one year of the end of the respective race meet become the property of the Company.  The Company records revenue associated with the uncashed winning tickets at the time that, based on historical experience, management can reasonably estimate the amount of additional winning tickets from a race meet that will be presented for payment.

Pari-mutuel Taxes – The first $12 million of pari-mutuel revenue is exempt from the 6% pari-mutuel tax.  Pari-mutuel taxes are estimated for each 12-month period from July 1 through June 30, and an estimated annual effective tax rate is applied to all pari-mutuel commission revenues.

Advance from the Minnesota Horsemen’s Benevolent and Protective Association, Inc. (the “MHBPA”) - The Minnesota Pari-Mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as statutory purses in the statements of operations), received from wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations.  Pursuant to an agreement with the MHBPA, the Company has transferred into a trust account or paid directly to the MHBPA, approximately $6,770,000, $6,110,000 and $5,624,000 for the years ended December 31, 2003, 2002 and 2001, respectively, related to thoroughbred races.  Amounts due to the MHBPA, are guaranteed by the Chairman of the Board.  Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company.  The interest rates on any statutory purses accrued but not transferred into the trust were 4.00%, 4.25% and 4.75% at December 31, 2003, 2002 and 2001, respectively.

Borrowings - The weighted average interest rates on short-term borrowings at December 31, 2003, 2002 and 2001 were 4.00%, 4.25% and 4.75%, respectively.  The weighted average rates for short-term borrowings for the years ended December 31, 2003, 2002 and 2001 were 4.17%, 4.50% and 7.54%, respectively.

Income Taxes - Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to reverse.

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

Comprehensive Income – Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements.  Comprehensive income includes all changes in stockholders’ equity except those resulting from investments by and distributions to owners.  SFAS No. 130 is not currently applicable for the Company because the Company did not have any items of other comprehensive income in any of the periods presented.

Card Club Accruals – Minnesota law allows the Company to collect amounts from patrons to fund progressive jackpot pools in the Card Club.  These amounts, along with amounts earned by the player pool, promotional pools and the outstanding chip liability, are accrued as short-term liabilities at each balance sheet date.

Statement of Financial Accounting Standards No. 123 (SFAS 123) - In 1996, the Company adopted SFAS 123, “Accounting for Stock-Based Compensation.”  As permitted by SFAS 123, the Company has elected to continue following the guidance of APB 25 for measurement and recognition of stock-based transactions with employees.  No compensation cost has been recognized for stock options issued under the Stock Option Plan because the exercise price of all options granted was at least equal to the fair value of the common stock at the date of grant.  If compensation cost for the Company’s Stock Plan and Employee Stock Purchase Plan had been determined based on the fair value at the grant dates, consistent with the method provided in SFAS 123, the Company’s net income and earnings per share would have been as follows:

	2003	2002	2001
Net Income:
As reported	$2,870,130	$2,276,595	$1,816,780
Pro forma	2,450,141	2,061,359	1,562,399

Basic Earnings Per Share:
As reported	$.78	$.64	$.52
Pro forma	.67	.58	.45

Diluted Earnings Per Share:
As reported	$.70	$.57	$.49
Pro forma	.60	.52	.42

Accounting Pronouncements -  In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  FIN No. 45 clarifies the requirements for guarantor’s accounting for and disclosure of certain guarantees issued and outstanding.  The initial recognition and the initial measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002.  The adoption of FIN No. 45 did not have a significant impact on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“FIN No. 46”).  FIN No. 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity.  This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  FIN No. 46 was scheduled to be effective for variable interest entities created after January 31, 2003.  On December 24, 2003, the FASB published a revision to FIN No. 46 (“FIN No. 46 (R)”).  FIN No. 46(R) clarifies certain provisions of FIN No. 46 and exempts certain entities from its requirements.  For interests in variable interest entities acquired prior to January 31, 2003, the provisions of FIN No. 46(R) will be applied on March 31, 2004.  The Company does not anticipate that the adoption of FIN No. 46 and FIN No. 46(R) will have a material effect on its financial position and results of operations.

2.             LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment consists of the following at December 31:

	2003	2002

Land	$6,637,027	$4,934,741
Buildings and building improvements	9,232,778	8,251,643
Furniture and equipment	9,968,428	8,938,202
	25,838,233	22,124,586
Accumulated depreciation	(8,725,300)	(7,573,572)
	$17,112,933	$14,551,014

3.             INCOME TAXES

A reconciliation between income taxes computed at the statutory federal income tax rate and the effective tax rate is as follows:

	2003	2002	2001

Federal tax expense computed at statutory rate	$1,802,000	$1,303,000	$1,100,000
Nondeductible lobbying expense	197,000	23,000	25,000
State expense, net of federal impact	381,000	253,000	205,000
Other	48,651	(24,791)	(3,325)
	$2,428,651	$1,554,209	$1,326,675

Income tax expense for the years ended December 31, 2003, 2002 and 2001 consists of the following:

	2003	2002	2001
Current
Federal	$1,822,351	$1,054,309	$819,575
State	563,300	321,900	260,000
	2,385,651	1,376,209	1,079,575
Deferred, primarily Federal	43,000	178,000	247,100
	$2,428,651	$1,554,209	$1,326,675

Temporary differences and tax carryforwards at December 31 are as follows:

	2003	2002	2001

Tax depreciation greater than book depreciation	$(474,000)	$(302,000)	$(191,000)
Deferred gain on sale of land	(104,000)	(104,000)
Vacation accrual	98,000
Repairs capitalized	3,000	3,000	3,000
Other	88,000	57,000	20,000
Net liability	$(389,000)	$(346,000)	$(168,000)

4.             STOCKHOLDERS’ EQUITY

Employee Stock Purchase Plan:

On April 3, 1995, the Board of Directors adopted the 1995 Employee Stock Purchase Plan.  The plan, which is open to all employees of the Company working more than 15 hours per week, commenced on April 15, 1995 and will continue for 10 years.  The plan consists of one-year phases.  The phases commence on October 1 of each year.  Under the terms of the plan, employees may set aside a portion of their payroll earnings to purchase shares of the Company’s common stock at the lower of 85% of the fair market value of the shares on the commencement date of each phase or 85% of the fair market value on the termination date of each phase.  The plan provides for the sale of up to 250,000 shares.  The plan issued 32,396, 27,299 and 24,992 shares in 2003, 2002 and 2001, respectively.

401(k) Plan:

On June 1, 1998 the Company established a defined contribution savings plan for employees who had completed one year of service, as defined in the Plan document.  The defined contribution savings plan allows for employee compensation deferral contributions under Section 401(k) of the Internal Revenue Code and discretionary contributions by the Company.  Employer contributions charged to operations in 2003, 2002 and 2001 were approximately $108,000, $88,000 and $66,000, respectively.

Stock Options:

The Company’s 1994 Stock Plan (the Plan) provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and non-employees, including directors of and consultants to the Company and any subsidiary, to purchase up to a maximum of 1,150,000 shares of common stock.  Options that are granted under the Plan may be either options that qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (Incentive Stock Options), or those that do not qualify as Incentive Stock Options (Non-Qualified Stock Options).  The Plan is administered by the Board of Directors, or a committee designated by the Board, which determines the persons who are to receive awards under the Plan, the type of award to be granted, the number of shares subject to each award and, if an option, the exercise price of each option.  The Plan also provides for formula grants of Non-Qualified Stock Options to non-employee directors of the Company.

Stock option activity related to the Plan during the years ended December 31, 2003, 2002 and 2001 is summarized below:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	639,700	$4.79	633,800	$4.39	536,300	$3.89

Granted	96,000	15.13	86,500	7.49	113,000	6.76
Exercised	(43,500)	4.48	(76,850)	4.49	(15,500)	4.23
Canceled			(3,750)	6.63

Outstanding at end of year	692,200	$6.24	639,700	$4.79	633,800	$4.39

Options exercisable at end of year	616,200	$5.42	590,367	$4.56	583,800	$4.20

The following table summarizes information concerning all options outstanding and options exercisable as of December 31, 2003:

Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 1.75 – 2.50	170,700	2.8	$2.16	170,700	$2.16
2.50 – 5.00	131,000	3.9	3.85	131,000	3.85
5.00 – 7.50	275,000	5.8	6.54	261,333	6.46
7.50 – 15.55	115,500	5.4	14.28	64,167	13.26

The fair value of options granted under the Plan during 2003, 2002 and 2001 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2003		2002		2001
Dividend yield	None		None		None
Expected volatility	37%		37%		42%
Risk-free interest rate	2.99%		4.41%		5.01%
Expected life of option	71	mo.	69	mo.	120	mo.
Fair value of options on grant date	$837,000		$363,000		$492,000

5.             EARNINGS PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations:

	2003	2002	2001

Net income (numerator) amounts used for basic and fully diluted per share computations:	2,870,130	2,276,595	1,816,780

Weighted average shares (denominator) of common stock outstanding:
Basic	3,675,919	3,581,546	3,496,781
Plus dilutive effect of stock options	401,621	381,982	225,843
Diluted	4,077,540	3,963,528	3,722,624

Net income per common share:
Basic	$.78	$.64	$.52
Diluted	.70	.57	.49

Options to purchase 48,000 shares of common stock at a weighted average exercise price of $8.30 per share were outstanding during 2001 but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

6.             LINES OF CREDIT

The Company has a general credit and security agreement with Bremer Bank, N.A.  Borrowings under the credit agreement include a commercial revolving credit line, which provides for maximum advances of $2,250,000 with interest at the prime rate (4.00% at December 31, 2003).  The Company had no borrowings under the credit line during the year 2003.  The weighted average interest rate on the line of credit was 4.12% in 2003. The credit agreement contains covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of December 31,

2003.  The current loan arrangements prohibit the payment of dividends without the bank’s consent, however the Company’s special cash dividend on its common stock of $.15 per share paid on July 11, 2003 received the necessary consent.

7.             OPERATING LEASES AND COMMITMENTS

The Company leased certain copying equipment under an operating lease, which expired in February 2001.  Rental expense charged to operations was approximately $5,560 for the year ended December 31, 2001.

In addition, in January 1999 the Company entered into a five-year totalizator services agreement with Autotote Systems, Inc. (Autotote).  This five-year contract was renewed for an additional five-year term in January 2004.  Pursuant to the agreement, Autotote provides totalizator equipment and computer programs which record and process all wagers and calculate the odds and payoffs.  Amounts charged to operations under this agreement for the years ended December 31, 2003, 2002 and 2001 were approximately $390,000, $383,000 and $346,000, respectively.  During annual live race meets, Autotote provides uplink services, which enables the Company to simulcast horse races held at Canterbury Park to out-of-state racetracks.  These services resulted in amounts charged to operations in 2003, 2002 and 2001 of approximately $126,000, $124,000 and $122,000, respectively.

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

The Company is periodically involved in various legal actions arising in the normal course of business.  At December 31, 2003, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

9.             RELATED-PARTY TRANSACTIONS

The president/director and two other directors have guaranteed performance by the Company under a $500,000 bond issued to the Minnesota Racing Commission.

The Company paid $74,000 per year to a former member of the Board of Directors for advertising and marketing services provided to the Company in 2002 and 2001.

The Company paid a total of $62,000 in 2003 to the Chair and Vice Chair of the Company in consideration for the services they provided pursuant to consulting agreements.  In addition, another non-employee Board member received $61,000 in 2003 and $13,000 in 2002 for services related to building grass roots support for proposed legislation to provide expanded gaming authority to the Company.

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.  Prior years are reclassified to be consistent with the revised current year allocation method.  In addition, the 2002 horse racing segment reflects the $258,074 gain on sale of five acres of real estate.

Depreciation, interest expense and income taxes are allocated to the segments but no allocation is made to concessions for shared facilities.  The concessions segment paid approximately 25% of gross revenues on live racing and special event days to the horse racing segment for use of the facilities in 2003 and 2002.  In years prior to 2002, the concessions segment paid approximately 25% of all gross revenues for use of the facilities.

The following tables provide information about the Company’s operating segments (in 000’s):

	Twelve Months Ended December 31, 2003
	Horse Racing	Card Club	Concessions	Total

Revenues from external customers	$20,061	$22,954	$4,831	$47,846

Intersegment revenues	362		1,586	1,948

Net interest income (expense)	40			40

Depreciation and amortization	695	463		1,158

Segment income before income taxes	693	4,621	998	6,312

Segment Assets	$18,459	$3,727	$1,905	$24,092

	Twelve Months Ended December 31, 2002
	Horse Racing	Card Club	Concessions	Total

Revenues from external customers	19,194	18,154	4,353	41,701

Intersegment revenues	395		1,215	1,610

Net interest income (expense)	29			29

Depreciation and amortization	596	556		1,152

Segment income before income taxes	541	3,290	639	4,470

Segment Assets	14,883	4,003	1,116	20,003

	Twelve Months Ended December 31, 2001
	Horse Racing	Card Club	Concessions	Total

Revenues from external customers	18,354	16,969	4,169	39,492

Intersegment revenues	692		1,253	1,945

Net interest income (expense)	57			57

Depreciation and amortization	597	467		1,064

Segment income before income taxes	341	2,802	113	3,256

Segment Assets	11,962	4,493	522	16,977

Included in horse racing segment revenues for the years ended December 31, 2003, 2002 and 2001 is approximately $212,000, $228,000 and $377,000, respectively, for rental of the racing facility for special events and storage.

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	2003	2002	2001
Revenues
Total revenue for reportable segments	$49,794	$43,311	$41,437
Elimination of intersegment revenues	(1,948)	(1,610)	(1,945)
Total consolidated revenues	47,846	41,701	39,492
Income before income taxes
Total segment income before income taxes	$6,312	$4,470	$3,256
Elimination of intersegment income before income taxes	(1,013)	(639)	(113)
Total consolidated income before income taxes	5,299	3,831	3,143

	December 31, 2003	December 31, 2002	December 31, 2001
Assets
Total assets for reportable segments	$24,092	$20,003	$16,977
Elimination of intercompany receivables	(1,795)	(973)	(433)
Total consolidated assets	22,297	19,030	16,544

11.           SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

	2003 Quarter Ended:
	March 31	June 30	September 30	December 31

Operating Revenues	$9,229,250	$13,128,383	$14,981,550	$10,506,556

Operating expenses	7,771,922	12,105,109	13,716,910	8,992,738

Net Income	839,087	593,552	575,547	861,944

Basic Earnings per share	.23	.16	.16	.23

Diluted Earnings per share	.21	.15	.14	.21

	2002 Quarter Ended:
	March 31	June 30	September 30	December 31

Operating Revenues	$8,947,223	$11,930,749	$12,110,549	$8,712,793

Operating expenses	7,367,117	10,903,545	11,737,339	7,891,449

Net Income	931,038	613,005	234,679	497,873

Basic Earnings per share	.26	.17	.07	.14

Diluted Earnings per share	.24	.16	.06	.13

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A.        CONTROLS AND PROCEDURES

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

PART III

Item 10.              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item with respect to the directors will be set forth in a section captioned “Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2004 (the “2004 Proxy Statement”), a definitive copy of which will be filed with the Commission within 120 days of the close of the 2003 fiscal year, which information is incorporated    herein by reference.  Information regarding executive officers is presented under Item 1(c)(x) herein.

Item 11.              EXECUTIVE COMPENSATION

Information required under this item will be set forth in a section entitled “Executive Compensation and Other Information” in the Company’s 2004 Proxy Statement which information is incorporated herein by reference.

Item 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item will be set forth in a section entitled “Security Ownership of Certain Beneficial Owners” in the Company’s 2004 Proxy Statement which information is incorporated herein by reference.

Item 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information, if any, required to be disclosed under this item will be set forth in a section entitled “Certain Transactions” in the Company’s 2004 Proxy Statement which information is incorporated herein by reference.

Item 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this item will be set forth in a section entitled “The Company’s Auditors” in the Company’s 2004 Proxy statement which information is incorporated herein by reference.

Item 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)        1. Consolidated Financial Statements

The following Consolidated Financial Statements of Canterbury Park Holding Corporation and subsidiaries are included in Part II, Item 8 pages 26 - 40:

Independent Auditors Report

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements Of Operations for the years ended December 31, 2003, 2002, and 2001

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2003, 2002, and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and  2001

Notes to Consolidated Financial statements

2.  All other schedules are omitted, because they are not applicable, not significant or not required, or because the information is included in the financial statements or notes thereto.

3.  The exhibits listed on the “Exhibits Index” on pages 46 & 47 are filed with this Form 10-K or incorporated by reference in this report.

(b)   Reports filed on Form 8-K during the fourth quarter of 2003.

On November 14, 2003 the Company filed a current report on Form 8-K with the Securities and Exchange Commission, reporting under Item 12 the results for the third quarter ended September 30, 2003.

c) Exhibits

The exhibits listed on the “Exhibits Index” on pages 46 & 47 are filed with this Form 10-K or incorporated by reference in this report.

(d) Schedules

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2004		CANTERBURY PARK HOLDING CORPORATION

	By	/s/ Randall D. Sampson
Randall D. Sampson
President and Chief Executive Officer

	By	/s/ David C. Hansen
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

Signature	Title	Date

/s/ Curtis A. Sampson	Chairman of the Board	March 29, 2004
Curtis A. Sampson

/s/ Dale H. Schenian	Director; Vice Chairman	March 29, 2004
Dale H. Schenian

/s/ Randall D. Sampson	Chief Executive Officer, President,	March 29, 2004
Randall D. Sampson	General Manager, Treasurer and
Director

/s/ Brian C. Barenscheer	Director	March 29, 2004
Brian C. Barenscheer

/s/ Patrick R. Cruzen	Director	March 29, 2004
Patrick R. Cruzen

/s/ Carin J. Offerman	Director	March 29, 2004
Carin J. Offerman

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

Exhibit Index To

Form 10-K for the Year Ended December 31, 2003

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

Filed as Exhibit 10.10 to the Form 10-KSB for the fiscal year ended December 31, 1998.

10.11	Stock Purchase Savings Plan	Filed as Exhibit 10.11 to Form10-KSB for the fiscal year ended December 31, 1997 and incorporated herein by reference.

10.13	Stock Option Plan for Non-Employee Consultants and Advisors	Filed as Exhibit 4.3 to the Registration Statement on Form S-8 of the Company filed on August 28, 1997 (File No. 333-34509) and incorporated herein by reference.

21	Subsidiaries of the Registrant	Filed herewith.

23	Independent Auditors’ Consent	Filed herewith.

24	Power of Attorney	Included in signature page at page 43.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002	Filed herewith

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

The exhibits referred to in this Exhibit will be supplied to a shareholder at a charge of $.25 per page upon written request directed to Canterbury Park Holding Corporation at the executive offices of the Company.