Form 10-Q
period 2004-03-31
CANTERBURY PARK HOLDING CORP
filed 2004-05-14
CIK 926761

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 001-31569

Canterbury Park Holding Corporation

(Exact name of business issuer as specified in its charter)

Minnesota	41-1775532
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1100 Canterbury Road, Shakopee, Minnesota	55379
(Address of principal executive offices)	(Zip Code)

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

The Company had 3,761,317 shares of common stock, $.01 par value per share, outstanding as of May 10, 2004.

Canterbury Park Holding Corporation

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2004 AND DECEMBER 31, 2003

	March 31, 2004	December 31, 2003
ASSETS

CURRENT ASSETS
Cash	$4,063,409	$2,523,560
Restricted Cash	1,613,869	1,286,738
Accounts receivable	613,690	369,976
Inventory	146,344	135,298
Deposits	20,000	20,000
Prepaid expenses	681,788	848,959
Total current assets	7,139,100	5,184,531

LAND, BUILDINGS AND EQUIPMENT, net of accumulated depreciation of $9,010,300 and $8,725,300, respectively	18,384,191	17,112,933

	$25,523,291	$22,297,464

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,499,687	$1,584,145
Card club accruals	1,742,947	1,294,826
Accrued wages and payroll taxes	1,416,039	1,434,295
Accrued interest	3,338	2,158
Advance from MHBPA	127,301	103,194
Accrued property taxes	292,700	223,907
Income taxes payable	414,799	95,499
Payable to horsepersons	459,805	344,343
Deferred tax liability	284,000	389,000
Total current liabilities	7,240,616	5,471,367

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY

Common stock, $.01 par value, 10,000,000 shares authorized, 3,739,769 and 3,714,369, respectively, shares issued and outstanding	37,308	37,144
Additional paid-in capital	11,706,886	11,510,650
Accumulated earnings	6,538,481	5,278,303
Total stockholders’ equity	18,282,675	16,826,097
	$25,523,291	$22,297,464

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

PERIODS ENDED MARCH 31, 2004 AND 2003

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

OPERATING REVENUES:
Pari-mutuel	$3,179,729	$3,125,627
Card Club	6,888,201	4,918,462
Concessions	826,922	728,077
Admissions and parking	38,718	25,186
Publications	108,041	130,510
Other operating revenue	344,354	301,388
	11,385,965	9,229,250

OPERATING EXPENSES:
Pari-mutuel expenses
Statutory purses	1,214,570	896,988
Host track fees	519,838	520,310
Pari-mutuel taxes	50,982	42,597
Minnesota breeders’ fund	269,437	232,164
Salaries and benefits	4,177,853	3,566,876
Cost of concessions and publication sales	571,228	496,036
Depreciation and amortization	285,000	288,168
Utilities	243,584	247,756
Repairs, maintenance and supplies	287,283	200,708
License fees and property taxes	140,694	64,697
Advertising and marketing	368,308	365,586
Insurance	249,309	176,098
Other operating expenses	727,651	673,938
	9,105,737	7,771,922

NONOPERATING (EXPENSES) REVENUES:
Interest expense	(1,355)	(2,162)
Other, net	10,605	8,921
	9,250	6,759

INCOME BEFORE INCOME TAX EXPENSE	2,289,478	1,464,087

INCOME TAX EXPENSE (Note 1)	(1,029,300)	(625,000)

NET INCOME	$1,260,178	$839,087

BASIC NET INCOME PER COMMON SHARE (Note 1)	$.34	$.23

DILUTED NET INCOME PER COMMON SHARE (Note 1)	$.30	$.21

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

PERIODS ENDED MARCH 31, 2004 AND 2003

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,260,178	$839,087
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	285,000	288,168
Deferred income taxes	(105,000)	(6,000)
Increase in restricted cash	(327,131)	(180,336)
(Increase) decrease in accounts receivable	(243,714)	134,240
Decrease (increase) in other current assets	156,125	(188,861)
Increase in income taxes payable	459,300	601,019
Increase (decrease) in accounts payable and accrued wages & payroll taxes	897,286	(14,447)
Increase (decrease) in card club accruals	448,121	(15,735)
Increase in accrued interest	1,180	1,560
Increase in accrued property taxes	68,793	55,252
Increase in payable to horsepersons	115,462	50,775
Net cash provided by operations	3,015,600	1,564,722

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to land, buildings and equipment	(1,556,258)	(260,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	56,400	13,250
Net proceeds on advance from MHBPA	24,107	271,212
Net cash provided by financing activities	80,507	284,462

NET INCREASE IN CASH	1,539,849	1,588,699

CASH AT BEGINNING OF PERIOD	2,523,560	1,654,038

CASH AT END OF PERIOD	$4,063,409	$3,242,737

INTEREST PAID	$0	$0

INCOME TAXES PAID	$675,000	$40,000

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED MARCH 31, 2004 AND 2003

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies is included in the notes to consolidated financial statements in the 2003 Annual Report on Form 10-K.

Income Taxes - Income tax expense is computed by applying the estimated annual effective tax rate to the year-to-date income.

Unaudited Financial Statements - The consolidated balance sheet as of March 31, 2004, the consolidated statements of operations for the three months ended March 31, 2004 and 2003, the consolidated statements of cash flows for the three months ended March 31, 2004 and 2003, and the related information contained in these notes have been prepared by management without audit.  In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made.  Results for an interim period should not be considered as indicative of results for a full year.

Net Income Per Share – Basic net income per common share is based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding for the three months ended March 31, 2004 and March 31, 2003 were 3,727,993 and 3,639,051, respectively.  Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding.  The Company’s only potential common shares outstanding are stock options.  After considering the dilutive effect of stock options outstanding, the weighted average shares used to calculate diluted earnings per share for the three months ended March 31, 2004 and 2003 were 4,158,204 and 4,045,541, respectively.

Stock Based Employee Compensation - At March 31, 2004, the Company has a stock option plan which provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and non-employees, including directors of and consultants to the Company and any subsidiary, to purchase up to a maximum of 1,150,000 shares of common stock.  The Company accounts for that plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Stock Based Employee Compensation Table:

	Three Months Ended March 31,
	2004	2003
Net Income:
As reported	$1,260,178	$839,087
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(115,783)	(64,653)
Pro forma net income	$1,144,395	$774,433

Earnings Per Share:
Basic - as reported	$.34	$.23

Basic - pro forma	$.31	$.21

Diluted - as reported	$.30	$.21

Diluted - pro forma	$.28	$.19

2.               BORROWINGS UNDER CREDIT AGREEMENT

The Company has a credit agreement with Bremer Bank N.A. that provides for a revolving credit line of up to $2,250,000 with interest at the prime rate.  The Company had no borrowings under this credit line at March 31, 2004.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of March 31, 2004.  Management believes that funds available under this line of credit, along with funds generated from card club and simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2004.

3.               OPERATING SEGMENTS

During the first three months of 2004 and 2003, the Company had three reportable operating segments:  card club, horse racing and concessions.  The card club segment primarily represents operations of the Canterbury Card Club. The horseracing segment primarily represents simulcast and live racing operations, and the concessions segment primarily represents concessions provided during simulcast and live racing, in the card club and during special events.  The Company’s reportable operating segments are strategic business units that offer different products and services.  They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services.  The horse racing and card club segments are regulated by the State of Minnesota Racing Commission.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the 2003 Annual Report on Form 10-K.

Depreciation, interest expense and income taxes are allocated to the segments but no allocation is made to concessions for shared facilities.  However, the concessions segment pays approximately 25% of gross revenues earned on live racing and special event days to the horse racing segment for use of the facilities.

The following table provides information about the Company’s operating segments (in 000’s):

	Three Months Ended March 31, 2004
	Card Club	Horse Racing	Concessions	Total

Revenues from external customers	$6,888	$3,671	$827	$11,386

Intersegment revenues		22	455	477

Net Interest expense		(9)		(9)

Depreciation and amortization	117	168		285

Segment income before income taxes	1,459	807	165	2,431

Segment Assets	$3,622	$21,838	$2,069	$27,529

	Three Months Ended March 31, 2003
	Card Club	Horse Racing	Concessions	Total

Revenues from external customers	$4,919	$3,582	$728	$9,229

Intersegment revenues		28	319	347

Net Interest expense		(7)		(7)

Depreciation and amortization	136	152		288

Segment income before income taxes	624	830	84	1,538

At December 31, 2003

Segment Assets	$3,727	$18,459	$1,905	$24,092

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Quarter Ended March 31,2004	Quarter Ended March 31,2003
Revenues:
Total revenue for reportable segments	$11,863	$9,576
Elimination of intersegment revenues	(477)	(347)
Total consolidated revenues	$11,386	$9,229

Income before income taxes:
Total segment income before income taxes	$2,431	$1,538
Elimination of intersegment income before income taxes	(142)	(74)
Total consolidated income before income taxes	$2,289	$1,464

	March 31, 2004	December 31, 2003
Assets:
Total assets for reportable segments	$27,529	$24,092
Elimination of intercompany receivables	(2,006)	(1,795)
Total consolidated assets	$25,523	$22,297

4.               CONTINGENCIES

In accordance with an Earn Out Note, given to the prior owner of the racetrack as part of the consideration paid by the Company to acquire the racetrack, if (i) off-track betting becomes legally permissible in the State of Minnesota and (ii) the Company begins to conduct off-track betting with respect to or in connection with its operations, the Company will be required to pay to the IMR Fund, L.P. the greater of $700,000 per operating year, as defined, or 20% of the net pretax profit, as defined, for each of five operating years.  At the date (if any) that these two conditions are met, the five minimum payments will be discounted back to their present value and the sum of those discounted payments will be recorded as an increase to the purchase price.  The purchase price will be further increased if payments become due under the 20% of “Net Pre-Tax Profit calculation”.  The first payment is to be made 90 days after the end of the third operating year in which off-track betting is conducted by the Company.  Remaining payments would be made within 90 days of the end of each of the next four operating years.

The Company is periodically involved in various legal actions arising in the normal course of business.  At March 31, 2004, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

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

Canterbury Park’s Card Club (the “Card Club”) is authorized under Minnesota law to host “unbanked” card games in which players compete against each other and not against the house.  The Company receives a percentage of the wagers from the players as compensation for providing the Card Club facility and services.  The Card Club is open twenty-four hours a day, seven days a week. The Minnesota Racing Commission is authorized by Minnesota law to regulate Card Club and horse racing operations.  The law requires that up to 14% of the gross revenue generated by the Card Club be paid to the Racetrack’s purse fund and the State of Minnesota Breeders’ Fund.  However, the Company has agreed with the MHBPA to pay 15% of Card Club revenues into the purse fund for 2004.

The Company also generates revenues from other activities such as from the sale of food and beverage, programs and other racing publications, and admissions and parking fees. The Company also offers advertising signage space similar to that appearing at many sports stadiums. Finally, additional revenues are derived from a RV park and the use of the Racetrack facilities for special events such as concerts, craft shows and snowmobile racing.

Results of Operations for the Three Months Ended March 31, 2004 and March 31, 2003:

Total operating revenues increased $2,156,715, or 23.4%, during three months ended March 31, 2004 compared to the three months ended March 31, 2003.

Pari-mutuel revenue increased $54,102, or 1.7% in the three-month period ended March 31, 2004 compared to the same period in 2003.  Total wagering handle for the three month period ended March 31, 2004 was up $205,459 or 1.4%, compared to total handle during the same quarter a year ago.   Total pari-mutuel expenses including state pari-mutuel taxes, contributions to the Minnesota Breeders’ Fund, statutory purses and host fees were $2,054,827 and $1,692,059 for the quarters ended March 31, 2004 and 2003, respectively.  The increase is due primarily to an increase in purse expense related to the increased level of Card Club operations.

Card Club revenues increased 40.0% to $6,888,201 for the first three months of 2004 compared to $4,918,462 for the same period in 2003.  The increase is primarily due to growing interest in the Card Club’s poker games partially generated by the popularity of televised poker tournaments and steady growth in patrons of the Card Club’s Casino Games room.

Concession revenues increased 13.6% to $826,922 for the quarter ended March 31, 2004 compared to $728,077 for the first quarter of 2003 primarily due to the increase in attendance in the Card Club.

Operating expenses in the first quarter of 2004 (excluding pari-mutuel expenses) increased by approximately $971,000, or 16.0%, compared to 2003 primarily due to increased business in the Card Club, and costs associated with the Company’s regulatory licenses.  Salary and benefit costs, increased $610,977, or 17.1% primarily due to increases in health insurance rates along with increased labor rates and hours worked consistent with the increased operating levels.  Repairs, maintenance and supplies increased $86,575, or 43.1% compared to 2003, primarily due to software purchases and chip expenses related to the Card Club.  License fees and property taxes increased $75,997, or 117.5% due to increased costs related to license fees assessed to the Company by the Minnesota Racing Commission. Insurance expense increased $73,211, or 41.6% due to increased property and liability insurance rates.

Income before income taxes increased $825,391, or 56.4%, to $2,289,478 for the three months ended March 31, 2004, from $1,464,087 for the three months ended March 31, 2003.  Income tax expense was $1,029,300 and $625,000 for the first quarter of 2004 and 2003, respectively, resulting in net income of $1,260,178 and $839,087, respectively.

Commitments and Contingencies:

There have been no material changes in our outstanding commitments and contingencies since those reported at December 31, 2003.

Liquidity and Capital Resources:

Cash provided by operating activities for the three months ended March 31, 2004 was $3,015,600 and resulted principally from net income of $1,260,178, depreciation and amortization of $285,000, an increase in income taxes payable of $459,300, an increase in accounts payable and accrued wages & payroll taxes of $897,286, an increase in card club accruals of $448,121, offset by an increase in accounts receivable of $243,714 and an increase in restricted cash of $327,131. During the period January 1, 2003 through March 31, 2003, cash provided by operating activities was $1,564,722, which resulted principally from net income of $839,087, depreciation and amortization of $288,168, an increase in income taxes payable of $601,019, a decrease in accounts receivable of $134,240, offset by an increase in restricted cash of $180,336 and an increase in current assets of $188,861.

Net cash used in investing activities for the first quarter of 2004 of $1,556,258 resulted primarily from building improvements related to the renovation of the club-level facility for $1.1 million, and the acquisitions of equipment.  This compared to $260,485 in the first quarter of 2003, related primarily to the acquisitions of equipment.

Cash provided by financing activities during the first three months of 2004 consisted of proceeds received upon the exercise of stock options of $56,400 and net proceeds from the advance from the Minnesota Horsemen’s Benevolent and Protective Association (the “MHBPA”) of $24,107. Cash provided by financing activities during the first three months of 2003 consisted of proceeds received upon the exercise of stock options of $13,250, and net proceeds from the advance from the MHBPA of $271,212.

The Company is required by statute to segregate a portion of funds received from revenues in the Card Club and wagering on simulcast and live horse races for future payment as purses for live horse races at the Racetrack or other uses of Minnesota’s horsepersons associations.  Pursuant to an agreement with the MHBPA, during the three months ended March 31, 2004 and 2003, the Company transferred into a trust account for these purposes or paid directly to the MHBPA approximately $1,075,000 and $550,000 respectively.  At March 31, 2004, the Company had an additional liability to

MHBPA of $127,301.  This liability will be paid in 2004, including interest earned at the prime-lending rate, in accordance with the agreement with the MHBPA.

The Company has a credit agreement with Bremer Bank N. A. that provides a revolving credit line permitting advances of up to $2,250,000 with interest at the prime rate.  The Company had no borrowings under the line of credit at March 31, 2004 or December 31, 2003.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements at all times throughout the quarter ended March 31, 2004.

Unrestricted cash balances at March 31, 2004 were $4,063,409 compared to $2,523,560 at December 31, 2003.  The Company believes that funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2004 for regular operations.  If the “Racino” as discussed below under “Pending Legislation” receives necessary legislative approval, the Company will require substantial additional debt and/or equity financing.  The Company believes that such financing with reasonable terms can be obtained.

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

Our significant accounting policies are included in Note 1 to our consolidated financial statements in our 2003 Annual Report on Form 10-K. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Land, Buildings and Equipment — We have significant capital invested in our property and equipment, which represents approximately 72% of our total assets. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired. Our property and equipment is evaluated for impairment whenever circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value and is charged to operations in the period in which such impairment is determined by management. We do not believe that any impairment has occurred or is likely to occur in the near future.

Regulation-Our business can be materially impacted both positively and negatively by legislative and regulatory changes, such as those previously described. Significant negative changes resulting from these activities could result in an impairment of our property and equipment in accordance with generally accepted accounting standards. Additional information regarding how our business can be impacted by legislative and regulatory changes are included in Item 1 (vi), and Item 1 (vii), respectively, in our 2003 Annual Report on Form 10-K.

Pending Legislation:

On February 18, 2003 a bill was introduced in the Minnesota Legislature, to allow electronic gaming devices to be operated by the Minnesota State Lottery at the Racetrack.  This concept often referred to as a “Racino”, as proposed for Canterbury Park would include 2,000 gaming devices, a 250-room hotel, an Olympic scale horse park and additional restaurant venues.  The bill was approved in May 2003 by a 71 to 60 margin by the Minnesota House of Representatives.  However, on May 29, 2003 the Minnesota Legislature adjourned the first year of its regular session without taking further action on the Racino legislation. The Minnesota Legislature reconvened for the second year of its regular session in February 2004, and the Racino legislation is pending in the Minnesota Senate because it passed in the Minnesota House of Representatives in 2003. Based on the success of several Racinos in other states, the Company believes that if this legislation becomes law, it will enhance horse racing with increased purses, provide growth and development opportunities for the Company, and produce significant new tax revenues for state and local governments.

In addition, legislation was introduced in 2004 to remove the 50-table limit in the Card Club imposed by current Minnesota law.  Also, the Minnesota House of Representatives Omnibus Tax Bill includes a 5% franchise fee on Card Club gross revenues.  These bills have also passed the Minnesota House, and are pending in the Minnesota Senate.

The effort to obtain legislative authority for these initiatives has required, and will continue to require, substantial expenditures and there can be no assurance that any bill favorable to the Company’s interests will be enacted into law.

Factors Affecting Future Performance:

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future financial performance, business activities or plans which are typically preceded by the words “believes,” “expects,” “anticipates,” “intends” or similar expressions.  For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws.  Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could cause actual performance, activities or plans to differ significantly from those indicated in the forward-looking statements.  Such risks and uncertainties include, but are not limited to: material fluctuations in attendance at the Racetrack, material changes in the level of wagering by patrons, decline in interest in the unbanked card games offered at the Card Club, legislative and regulatory changes, the impact of wagering products and technologies introduced by competitors; increases in the percentage of revenues allocated for purse fund payments; increases in compensation and employee benefit costs; the general health of the gaming sector; higher than expected expense related to new marketing initiatives; and other factors discussed from time to time in the Company’s filings with the Securities and Exchange Commission.

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on borrowings under our commercial revolving credit line that bears interest at the prime rate.  At March 31, 2004 we have no debt borrowings under our credit facility.

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

ITEM 4:    CONTROLS AND PROCEDURES

(a)                                Evaluation of Disclosure Controls and Procedures:

The Company’s Chief Executive Officer, Randall D. Sampson, and Chief Financial Officer, David C. Hansen, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon that review, they have concluded that these disclosure controls and procedures are effective in ensuring that material information related to the Company that is required to be disclosed is made known to them by others within the Company.

(b)                               Changes in Internal Control Over Financial Reporting:

There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                                   Legal Proceedings

Not applicable

Item 2.                                   Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

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

Item 6.                                   Exhibits and Reports on Form 8-K

(a)                       The following exhibits are included herein:

31.1                   Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31.2                   Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32                            Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(b)                      Reports on Form 8-K

On March 26, 2004 the Company filed a current report on Form 8-K with the Securities and Exchange Commission, reporting under Item 12 the financial results for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: May 14, 2004	/s/ Randall D. Sampson
Randall D. Sampson,
President and Chief Executive Officer

Dated: May 14, 2004	/s/ David C. Hansen
David C. Hansen,
Vice President and Chief Financial Officer