Form 10-Q
period 2004-06-30
CANTERBURY PARK HOLDING CORP
filed 2004-08-16
CIK 926761

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

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

The Company had 3,788,517 shares of common stock, $.01 par value per share, outstanding as of August 9, 2004.

Canterbury Park Holding Corporation

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004 AND DECEMBER 31, 2003

	June 30, 2004	December 31, 2003
ASSETS

CURRENT ASSETS
Cash	$3,216,579	$2,523,560
Restricted Cash	3,753,974	1,286,738
Accounts receivable	497,464	369,976
Inventory	241,318	135,298
Deposits	20,000	20,000
Prepaid expenses	1,045,354	848,959
Total current assets	8,774,689	5,184,531

LAND, BUILDING AND EQUIPMENT, net of accumulated depreciation of $9,316,930 and $8,725,300, respectively	19,466,245	17,112,933
	$28,240,934	$22,297,464

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,803,826	$1,584,145
Card club accruals	1,490,821	1,294,826
Accrued wages and payroll taxes	1,583,977	1,434,295
Accrued interest	6,088	2,158
Due to MHBPA	99,405	103,194
Accrued property taxes	220,254	223,907
Cash dividend payable	947,129
Income taxes payable	74,180	95,499
Payable to horsepersons	411,887	344,343
Deferred tax liability	282,000	389,000
Total current liabilities	9,919,567	5,471,367

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 3,788,517 and 3,714,369, respectively, shares issued and outstanding	37,885	37,144
Additional paid-in capital	12,111,270	11,510,650
Accumulated earnings	6,172,212	5,278,303
Total stockholders’ equity	18,321,367	16,826,097
	$28,240,934	$22,297,464

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
PERIODS ENDED JUNE 30, 2004 AND 2003

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
OPERATING REVENUES:
Pari-mutuel	$5,128,225	$5,127,669	$8,307,954	$8,253,296
Card Club	6,788,541	5,730,588	13,676,742	10,649,050
Concessions	1,612,092	1,459,847	2,439,014	2,186,898
Admissions and parking	189,379	217,621	228,097	242,807
Publications	196,799	201,496	304,840	332,005
Other operating revenue	507,613	391,162	851,967	693,577
	14,422,649	13,128,383	25,808,614	22,357,633

OPERATING EXPENSES:
Statutory purses	2,472,686	2,294,137	3,687,256	3,191,124
Minnesota breeders’ fund	356,735	335,367	626,172	567,531
Host track fees	695,307	643,664	1,215,145	1,163,975
Pari-mutuel taxes	73,615	68,308	124,597	110,905
Salaries and benefits	5,380,013	4,698,374	9,557,866	8,265,250
Cost of concessions and publication sales	890,707	803,045	1,461,935	1,299,081
Depreciation and amortization	311,000	291,172	596,000	579,340
Utilities	274,442	298,027	518,026	545,783
Repairs, maintenance and supplies	527,300	464,983	814,583	665,692
License fees and property taxes	154,492	67,390	295,186	132,087
Advertising and marketing	844,510	791,082	1,212,818	1,156,668
Insurance	306,047	228,624	555,356	404,722
Other operating expenses	1,107,858	1,120,936	1,835,509	1,794,873
	13,394,712	12,105,109	22,500,449	19,877,031
NONOPERATING (EXPENSES) REVENUES:
Interest expense	(5,078)	(2,423)	(6,433)	(4,585)
Other, net	12,229	11,437	22,834	20,358
	7,151	9,014	16,401	15,773

INCOME BEFORE INCOME TAX EXPENSE	1,035,088	1,032,288	3,324,566	2,496,375

INCOME TAX EXPENSE (Note 1)	(454,228)	(438,736)	(1,483,528)	(1,063,736)

NET INCOME	$580,860	$593,552	$1,841,038	$1,432,639

BASIC NET INCOME PER COMMON SHARE (Note 1)	$.15	$.16	$.49	$.39

DILUTED NET INCOME PER COMMON SHARE (Note 1)	$.14	$.15	$.44	$.36

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED JUNE 30, 2004 AND 2003

	Six Months Ended June 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,841,038	$1,432,639
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	596,000	579,340
Deferred income taxes	(107,000)	76,136
Increase in restricted cash	(2,467,236)	(1,167,631)
(Increase) decrease in accounts receivable	(127,488)	75,032
Increase in other current assets	(302,415)	(638,200)
Increase in income taxes payable	314,581	489,119
Increase in accounts payable and accrued wages &payroll taxes	3,369,363	2,299,967
Increase (decrease) in card club accruals	195,995	(404,724)
Increase in accrued interest	3,930	3,748
Decrease in accrued property taxes	(3,653)	(2,723)
Increase in payable to horsepersons	67,544	1,032
Decrease in due to MHBPA	(3,789)	—
Net cash provided by operations	3,376,870	2,743,735

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to land, building and equipment	(2,949,312)	(1,038,436)
Net cash used in investing activities	(2,949,312)	(1,038,436)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	265,461	172,746
Decrease in due to MHBPA	—	(46,808)
Net cash provided by financing activities	265,461	125,938

NET INCREASE IN CASH	693,019	1,831,237

CASH AT BEGINNING OF PERIOD	2,523,560	1,654,038

CASH AT END OF PERIOD	$3,216,579	$3,485,275

INTEREST PAID	$0	$0

INCOME TAXES PAID	$1,265,000	$510,000

DIVIDEND DECLARED	$947,129	$551,696

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED JUNE 30, 2004 AND 2003

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies is included in the notes to consolidated financial statements in the 2003 Annual Report on form 10-K.

Unaudited Financial Statements - The consolidated balance sheet as of June 30, 2004, the consolidated statements of operations for the three and six months ended June 30, 2004 and 2003, the consolidated statements of cash flows for the six months ended June 30, 2004 and 2003, and the related information contained in these notes have been prepared by management without audit.  In the opinion of management, all accruals (consisting only of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made.  Results for an interim period should not be considered as indicative of results for a full year.

Restricted Cash – Restricted cash represents refundable deposits and amounts due to horsemen for purses, stakes and awards, and amounts accumulated in the Player Pool and jackpot pools to be used to repay card club players in the form of promotions, giveaways, prizes, or by other means.

Income Taxes - Income tax expense is computed by applying the estimated annual effective tax rate to the year-to-date income.

Reclassifications – Certain prior period numbers have been restated to be consistent with current period presentation.  These reclassifications had no effect on net earnings or stockholders’ equity.

Fair values of Financial Instruments – Due to the current classification of all financial instruments of the Company, given the short-term nature of the related account balances, carrying amounts reported in the consolidated balance sheets approximates fair value.

Net Income Per Share - Basic net income per common share is based on the weighted average number of common shares outstanding during each year.  The weighted average number of common shares outstanding for the three and six-month periods ended June 30, 2004 were 3,764,585 and 3,746,289, respectively.  The weighted average number of common shares outstanding for the three and six-month periods ended June 30, 2003 were 3,669,973 and 3,654,597, respectively.  Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding.  The Company’s only potential common shares outstanding are stock options.  After considering the dilutive effect of stock options outstanding, the weighted average shares used to calculate diluted earnings per share for the three and six month periods ended June 30, 2004 were 4,177,286 and 4,162,752, respectively.  The weighted average shares used to calculate diluted earnings per share for the three and six-month periods ended June 30, 2003 were 4,046,696 and 4,034,935, respectively.

Stock Based Employee Compensation - At June 30, 2004, the Company has a stock option plan which provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and non-employees, including directors of and consultants to the Company and any subsidiary, to purchase up to a maximum of 1,450,000 shares of common stock.  The Company accounts for that plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Stock Based Employee Compensation Table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Income:
As reported	$580,860	$593,552	$1,841,038	$1,432,639
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(134,082)	(122,124)	(249,864)	(186,777)

Pro forma net income	$446,778	$471,428	$1,591,174	$1,245,862

Earnings Per Share:
Basic - as reported	$.15	$.16	$.49	$.39

Basic - pro forma	$.12	$.13	$.43	$.34

Diluted - as reported	$.14	$.15	$.44	$.36

Diluted - pro forma	$.11	$.12	$.38	$.31

2.     BORROWINGS UNDER CREDIT AGREEMENT

Borrowings under the Company’s credit agreement with Bremer Bank include a commercial revolving credit line, which provides for maximum advances of $2,250,000 with interest at the prime rate until April 20, 2005.  The Company had no borrowings under this credit line at June 30, 2004.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of June 30, 2004.  Management believes that funds available under this line of credit, along with funds generated from card club and simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2004.

3.     OPERATING SEGMENTS

During the first six months of 2004 and 2003, the Company had three reportable operating segments:  horse racing, card club and concessions.  The card club segment primarily represents operations of the Canterbury Card Club.  The horseracing segment primarily represents simulcast and live horse racing operations, and the concessions segment primarily represents concessions provided during simulcast and live racing, in the card club, and during special events.  The Company’s reportable operating segments are strategic business units that offer different products and services.  They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services.  The horse racing and card club segments are regulated by the State of Minnesota Racing Commission.

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

The following tables provide information about the Company’s operating segments (in 000’s):

	Six Months Ended June 30, 2004
	Card Club	Horse Racing	Concessions	Total
Revenues from external customers	$13,677	$9,678	$2,454	$25,809

Intersegment revenues		151	905	1,056

Net interest income		16		16

Depreciation and amortization	242	354		596

Segment income before income taxes	2,848	423	473	3,744

Segment Assets	$3,941	$24,106	$2,476	$30,523

	Six Months Ended June 30, 2003
	Card Club	Horse Racing	Concessions	Total
Revenues from external customers	$10,649	$9,518	$2,191	$22,358

Intersegment revenues		143	718	861

Net interest income		16		16

Depreciation and amortization	250	329		579

Segment income before income taxes	1,968	528	367	2,863

Twelve Months Ended December 31, 2003

Segment Assets	$3,727	$18,459	$1,905	$24,092

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Six Months Ended June 30,
Revenues	2004	2003
Total revenue for reportable segments	$26,865	$23,219
Elimination of intersegment revenues	(1,056)	(861)
Total consolidated revenues	$25,809	$22,358

Income before income taxes
Total segment income before income taxes	$3,744	$2,863
Elimination of intersegment income before income taxes	(419)	(367)
Total consolidated income before income taxes	$3,325	$2,496

	June 30, 2004	December 31, 2003
Assets
Total assets for reportable segments	$30,523	$24,092
Elimination of intercompany receivables	(2,282)	(1,795)
Total consolidated assets	$28,241	$22,297

4.     CONTINGENCIES

In accordance with an Earn Out Note, given to the prior owner of the racetrack as part of the consideration paid by the Company to acquire the racetrack in 1994, if (i) off-track betting becomes legally permissible in the State of Minnesota and (ii) the Company begins to conduct off-track betting with respect to or in connection with its operations, the Company will be required to pay to the IMR Fund, L.P. the greater of $700,000 per operating year, as defined, or 20% of the net pretax profit, as defined, for each of the next five operating years.  At this time, management believes that the likelihood that these two conditions will be met, and that the Company will be required to pay these amounts, is remote. In the event these conditions are met and the subsequent payments made, they will be capitalized as part of the purchase price in accordance with generally accepted accounting principles.

The Company is periodically involved in various legal actions arising in the normal course of business.  At June 30, 2004, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

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

Canterbury Park’s Card Club (the “Card Club”) is authorized under Minnesota law to host “unbanked” card games in which players compete against each other and not against the house.  The Company receives a percentage of the wagers from the players as compensation for providing the Card Club facility and services.  The Card Club is open twenty-four hours a day, seven days a week.  The Minnesota Racing Commission is authorized by Minnesota law to regulate Card Club and horse racing operations.  The law requires that up to 14% of the gross revenue generated by the Card Club be paid to the Racetrack’s purse fund and the State of Minnesota Breeders’ Fund.  However, the Company has agreed with the MHBPA to pay 15% of Card Club revenue into the purse fund for 2004.

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

Results of Operations for the Three and Six Months Ended June 30, 2004 and June 30, 2003

Total operating revenues increased approximately $3.4 million or 15.4% during the six months ended June 30, 2004 compared to the six months ended June 30, 2003, and increased approximately $1.3 million or 9.9% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

Pari-mutuel revenues increased approximately $55,000 or .7% in the six-month period ended June 30, 2004 compared to the same period in 2003, and increased approximately $1,000 or 0.0% for the three-month period ended June 30, 2004 compared to the same period in 2003. Total handle for the six months ended June 30, 2004 was up $403,000 or .9% compared to total handle during the six-month period in 2003. Total handle wagered on simulcast races year-to-date in 2004 is up $759,000 or 2.3% primarily due to favorable weather conditions in 2004, compared to the cancellation of nearly 100 racing programs in 2003 caused by severe weather at other racetracks.  However, on-track live handle decreased by $612,000 or 8.9% compared to the same period in 2003 primarily due to inclement weather, which led to lower attendance, fewer races and smaller field sizes.  Finally, out-of-state handle on live races increased $256,000 or 6.3% compared to the same period last year due to an increase in the number of simulcast outlets.  See the “Summary of Pari-mutuel Data” below.

	Six Months Ended June 30,
Summary of Pari-mutuel Data:	2004	2003

Racing Days
Simulcast only days	156	155
Live and simulcast days	26	26
Total Racing Days	182	181

On-Track Handle
Simulcast only days	$25,591,000	$25,476,000
Live and simulcast days
Live racing	6,288,000	6,900,000
Simulcast racing	7,494,000	6,850,000
Out-of-state Live Handle	4,334,000	4,078,000
Total Handle	$43,707,000	$43,304,000

On-Track Average Daily Handle
Simulcast only days	$164,045	$164,361
Live and simulcast days	530,077	528,846

The Company receives a percentage of the wagers from the players as compensation for providing the Card Club facility and service, referred to as the “collection revenue”, which totaled $13.3 million for the six-month period ended June 30, 2004, an increase of 29.6% compared to $10.3 million in 2003. Collection revenue totaled $6.6 million for the three-month period ended June 30, 2004, an increase of 19.4% compared to $5.5 million in 2003. The year to date increase is primarily due to the rapidly growing interest in the Card Club poker games caused by the popularity of televised poker tournaments, and the steady growth in the Card Club casino games. The Company also receives a specified percentage of the jackpot fund collection as reimbursement for administrative costs of maintaining the jackpot funds, and collects fees for administering tournaments, which represents “other revenue”.  Card Club revenues represented 53.0% and 47.6% of total revenues for the six-month and three-month periods ended June 30, 2004, respectively.  See the “Summary of Card Club Data” below.

	Six Months Ended June 30,
Summary of Card Club Data:	2004	2003

Poker Games	$7,653,093	$5,103,227
Casino Games	5,669,408	5,175,986
Total Collection Revenue	13,322,501	10,279,213

Other Revenue	354,241	369,837
Total Card Club Revenue	$13,676,742	$10,649,050

Number of Days Offered	182	181
Average Revenue per Day	$75,147	$58,835

Concession sales for the six-month and three-month periods ended June 30, 2004 increased 11.5% and 10.4%, respectively, compared to the same periods in 2003.  The increase is primarily due to the increased patronage in the Card Club.

Other operating revenues for the six-month and three-month periods ended June 30, 2004 increased approximately $158,000 or 22.8% and $116,000 or 29.8%, respectively, compared to the same periods in 2003.  The increase is primarily due to increased cash services fees and revenues from in-house photography related to live racing.

Operating expenses increased $2.6 million or 13.2% during the six month period ended June 30, 2004 compared to the six month period ended June 30, 2003, and $1.3 million or 10.7% during the three months ended June 30, 2004 compared to the three month period ended June 30, 2003.  However, total operating expenses as a percentage of total operating revenues were 87.2% for the six-month period ended June 30, 2004 compared to 88.9% for 2003 as the increase in variable operating expenses was outpaced by the increase in operating revenues, particularly card club revenue from higher wagering taking place in the card club.

Purse and Breeders’ fund expenses have increased approximately $555,000 or 14.8% and $200,000 or 7.6%, respectively, during the six and three month periods of 2004 compared to 2003, due primarily to increased payments to the purse fund from Card Club revenues.  Effective January 1, 2004, the Company agreed with the Minnesota Horseman’s Benevolent and Protective Association (the “MHBPA”) to pay 15% of all Card Club gross revenues as purse monies compared to 14% in 2003. In addition, the increased volume of Card Club revenues has contributed to the increase in the related purse expense.  Salaries and benefits increased approximately $1.3 million or 15.6% in the six-month period and approximately $682,000 or 14.5% in the three-month period compared to the same periods last year primarily due to an increase of approximately 11% in total hours worked caused by higher levels of operations in the Card Club and concessions, an overall increase in salary and wage rates, and a nearly 43% increase in group medical costs caused by increases in the number of participants and premiums rates.  Cost of sales expense increased approximately $163,000 or 12.5% in the six-month period and $88,000 or 10.9% in the three-month period compared to the same periods last year primarily due to the increase in associated revenues for concessions.  Repairs, maintenance and supplies increased approximately $149,000 or 22.4% in the six-month period and $62,000 or 13.4% in the three-month period compared to the same periods last year primarily due to software purchases and additional chip expenses related to the Card Club. License fees and property taxes increased approximately $163,000 or 123% in the six-month period and approximately $87,000 or 129% in the three-month period compared to the same periods in 2003 due to increased costs related to license fees assessed to the Company by the Minnesota Racing Commission. Insurance expense increased approximately $151,000 or 37.2% in the six-month period and $77,000 or 33.9% in the three-month period compared to the same periods in 2003 due to increased premiums for worker’s compensation and general liability insurance.

Income before income taxes was $3,324,566 for the six months ended June 30, 2004 compared to $2,496,375 for the six months ended June 30, 2003.  After income tax expense of $1,483,528 for the six months ended June 30, 2004, net income was $1,841,038 in 2004 compared to $1,432,639 in 2003.  Income before income taxes for the quarter ended June 30, 2004 was $1,035,088 compared to $1,032,288 for the quarter ended June 30, 2003.  After income tax expense of $454,228 in the second quarter of 2004 net income was $580,860 compared to $593,552 for the second quarter of 2003.

Commitments and Contingencies

On June 3, 2004 the Company’s Board of Directors declared a special cash dividend of $.25 per share of common stock payable on July 9, 2004 to shareholders of record on June 25, 2004.  The Company has not adopted any policies regarding dividend payments and there can be no assurance that any dividend will be paid in the future.

There have been no additional material changes in our outstanding commitments and contingencies since those reported at December 31, 2003.

Liquidity and Capital Resources

                During the period January 1, 2004 through June 30, 2004, cash provided by operating activities was $3,376,870, which resulted primarily from net income of $1,841,038; depreciation and amortization of $596,000; an increase in accounts payable and accrued wages and payroll taxes of $3,369,363, caused by a seasonal increase of $2.3 million in horsemen payables, a $231,000 increase in deferred revenues for corporate sponsorships, and $150,000 in accrued wages; and an increase in income taxes payable of $314,581 caused by timing of payments. These items were partially offset by an increase in restricted cash of $2,467,236 due to a $2.0 million seasonal increase in purses payable for horsemen, and a $476,000 increase in the card club’s jackpot pools and player pool caused by timing differences due to jackpots, prizes and giveaways paid to the players; and an increase in other current assets of $302,415 due to an increase in prepaid expenses including rising insurance premiums and license fees assessed by the Minnesota Racing Commission.  Pursuant to an agreement with the MHBPA, during the six months ended June 30, 2004 and 2003, the Company transferred into a trust account for these purposes or paid directly to the MHBPA approximately $3,275,000 and $2,875,000, respectively.  At June 30, 2004, the Company had an additional liability to the MHBPA of $99,405.  This liability will be paid in 2004, including interest earned at the prime-lending rate.

Net cash used in investing activities for the first six months of 2004 of $2,949,312 resulted primarily from building improvements related to the renovation of the club-level of the Racetrack’s grandstand facility for approximately $1.5 million, and the acquisition of equipment.  During the six-month period ended June 30, 2003, net cash used for investing activities was $1,038,436 related primarily to building improvements.

During the period January 1, 2004 through June 30, 2004, cash provided by financing activities was $265,461 from the exercise of stock options.  During the period January 1, 2003 through June 30, 2003, cash provided by financing activities was $125,938 representing $172,746 from the exercise of stock options, which were partially offset by payments to the

MHBPA of $46,808.

The Company has renewed a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $2,250,000 with interest at the prime rate until April 20, 2005.  The Company had no borrowings under the line of credit at June 30, 2004 or December 31, 2003.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements at all times throughout the quarter ended June 30, 2004.

Unrestricted cash balances at June 30, 2004 were $3,216,579 compared to $2,523,560 at December 31, 2003. The Company believes that the funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2004 for regular operations.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates that effect the amounts reported and disclosed in the consolidated financial statements. By their nature, these estimates are subject to an inherent degree of uncertainty. These estimates are based on our experience and various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. On an ongoing basis, we evaluate our estimates. However, actual results could differ from those estimates.

Our significant accounting policies are included in Note 1 to our consolidated financial statements in our 2003 Annual Report on Form 10-K. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Land, Buildings and Equipment - We have significant capital invested in our property and equipment, which represents approximately 69% of our total assets. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired. Our property and equipment is evaluated for impairment whenever circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value and is charged to operations in the period in which such impairment is determined by management. We do not believe that any impairment has occurred or is likely to occur in the near future.

Regulation - Our business can be materially impacted both positively and negatively by legislative and regulatory changes, such as those previously described. Significant negative changes resulting from these activities could result in an impairment of our property and equipment in accordance with generally accepted accounting standards. Additional information regarding how our business can be impacted by legislative and regulatory changes are included in Item 1 (vi), and Item 1 (vii), respectively, in our 2003 Annual Report on Form 10-K.

Legislation:

On February 18, 2003, a bill was introduced in the Minnesota Legislature, to allow electronic gaming devices to be operated by the Minnesota State Lottery at the Racetrack.  This concept often referred to as a “Racino”, as proposed for Canterbury Park would include 2,000 gaming devices, a 250-room hotel, an Olympic scale horse park and additional restaurant venues.  The bill was approved in May 2003 by a 71 to 60 margin by the Minnesota House of Representatives, but no further action was taken on this legislation by the Minnesota Legislature in 2003. The Minnesota Legislature reconvened for the second year of its regular session in February 2004, with the Racino legislation pending in the Minnesota Senate.  In addition, other legislation was introduced in the 2004 session to remove the 50-table limit in the Card Club imposed by current Minnesota Law. Finally, the Minnesota House of Representatives Omnibus Tax bill included a 5% franchise fee on Card Club gross revenues. Both of these 2004 bills passed the Minnesota House and were also pending in the Minnesota Senate. However, on May 16, 2004 the Minnesota Legislature adjourned without taking further action on any of these bills.

The Minnesota Legislature will begin a new biannual session in January 2005, and the Racino legislation will be reintroduced at that time. Based on the success of several Racinos in other states, the Company believes that if this legislation becomes law, it will enhance horse racing with increased purses, provide growth and development opportunities for the Company, and produce significant new tax revenues for state and local governments.  The effort to obtain legislative authority for these initiatives has required, and will continue to require, substantial expenditures and there can be no assurance that any bill favorable to the Company’s interests will be enacted into law.

Factors Affecting Future Performance:

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future financial performance, business activities or plans which are typically preceded by the words “believes,” “expects,” “anticipates,” “intends” or similar expressions.  For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws.  Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could cause actual performance, activities or plans to differ significantly from those indicated in the forward-looking statements.  Such risks and uncertainties include, but are not limited to: fluctuations in attendance at the Racetrack, material changes in the level of wagering by patrons, decline in interest in the unbanked card games offered at the Card Club, legislative and regulatory changes, the impact of wagering products and technologies introduced by competitors; increases in the percentage of revenues allocated for purse fund payments; increase in compensation and employee benefit costs; the general health of the gaming sector; higher than expected expense related to new marketing initiatives; and other factors discussed from time to time in the Company’s filings with the Securities and Exchange Commission.

ITEM 3:                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on borrowings under our commercial revolving credit line that bears interest at the prime rate.  At June 30, 2004 we have no debt borrowings under our credit facility.

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

Not Applicable

Item 3.                    Defaults Upon Senior Securities

Not Applicable

Item 4.                    Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June 3, 2004.  Shareholders elected or reelected the following directors for a one year term:  Brian C. Barenscheer, Patrick R. Cruzen, Burton F. Dahlberg, Carin J. Offerman, Curtis A. Sampson, Randall D. Sampson, and Dale H. Schenian.  Not less than 3,406,382 shares were voted in favor of each of the directors (approximately 91% of all outstanding shares) and holders of no more than 73,432 shares withheld authority to vote for such directors.

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

(a)           The following exhibits are included herein:

31.1         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

31.2         Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

32            Certfications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)           Reports on Form 8-K

On May 14, 2004 the Company filed a current report on Form 8-K with the Securities and Exchange Commission, reporting under Item 12 the results for the first quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: August 16, 2004	/s/ Randall D. Sampson
Randall D. Sampson,
President, and Chief Executive Officer

/s/ David C. Hansen
Dated: August 16, 2004	David C. Hansen,
Vice President, and Chief Financial Officer