Form 10-Q
period 2004-09-30
CANTERBURY PARK HOLDING CORP
filed 2004-11-15
CIK 926761

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.
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

The Company had 3,820,399 shares of common stock, $.01 par value per share, outstanding as of November 12, 2004.

Canterbury Park Holding Corporation

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

	September 30, 2004	December 31, 2003
ASSETS

CURRENT ASSETS
Cash	$4,216,657	$2,523,560
Restricted cash	2,066,872	1,286,738
Accounts receivable	631,556	369,976
Inventory	175,275	135,298
Deposits	20,000	20,000
Prepaid expenses	1,090,700	848,959
Deferred income taxes	227,000	189,000
Total current assets	8,428,060	5,373,531

LAND, BUILDING, AND EQUIPMENT, net of accumulated depreciation of $9,655,050 and $8,725,300, respectively	19,444,077	17,112,933

	$27,872,137	$22,486,464

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,435,506	$1,584,145
Card club accruals	2,352,785	1,294,826
Accrued wages and payroll taxes	2,206,765	1,434,295
Accrued interest	6,912	2,158
Due to MHBPA	37,248	103,194
Accrued property taxes	289,046	223,907
Income taxes payable	291,087	95,499
Payable to horsepersons	285,217	344,343
Total current liabilities	7,904,566	5,082,367

DEFERRED INCOME TAXES COMMITMENTS AND CONTINGENCIES (Note 4)	582,000	578,000

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 3,788,517 and 3,714,369, respectively, shares issued and outstanding	37,885	37,144
Additional paid-in capital	12,111,270	11,510,650
Accumulated earnings	7,236,416	5,278,303
Total stockholders’ equity	19,385,571	16,826,097
	$27,872,137	$22,486,464

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2004	2003	2004	2003
OPERATING REVENUES:
Pari-mutuel	$6,275,927	$5,884,669	$14,583,881	$14,137,965
Card Club	7,659,464	6,199,672	21,336,206	16,848,722
Concessions	2,137,388	1,889,596	4,576,402	4,076,495
Admissions and parking	284,736	277,965	512,833	520,771
Publications	207,061	201,796	511,901	533,801
Other operating revenue	715,228	527,852	1,567,195	1,221,429
	17,279,804	14,981,550	43,088,418	37,339,183

OPERATING EXPENSES:
Statutory purses	3,456,172	3,083,140	7,143,428	6,274,264
Minnesota breeders’ fund	403,320	364,125	1,029,492	931,655
Host track fees	564,047	524,029	1,779,192	1,688,004
Pari-mutuel taxes	91,838	85,875	216,435	196,780
Salaries and benefits	5,904,160	5,177,683	15,462,026	13,442,933
Cost of concessions and publication sales	1,081,772	933,221	2,543,707	2,232,303
Depreciation and amortization	333,750	333,428	929,750	912,768
Utilities	413,715	373,356	931,741	919,139
Repairs, maintenance and supplies	391,923	387,560	1,206,506	1,053,252
License fees and property taxes	162,689	161,191	457,875	293,278
Advertising and marketing	930,403	813,365	2,143,221	1,970,033
Insurance	295,227	264,602	850,583	669,323
Other operating expenses	1,364,100	1,215,335	3,199,609	3,010,209
	15,393,116	13,716,910	37,893,565	33,593,941
NONOPERATING (EXPENSES) REVENUES:
Interest expense	(1,567)	(528)	(8,000)	(5,113)
Other, net	8,990	12,997	31,824	33,355
	7,423	12,469	23,824	28,242

INCOME BEFORE INCOME TAX EXPENSE	1,894,111	1,277,109	5,218,677	3,773,484

INCOME TAX EXPENSE (Note 1)	(829,907)	(701,562)	(2,313,435)	(1,765,298)

NET INCOME	$1,064,204	$575,547	$2,905,242	$2,008,186

BASIC NET INCOME PER COMMON SHARE (Note 1)	$.28	$.16	$.77	$.55

DILUTED NET INCOME PER COMMON SHARE (Note 1)	$.26	$.14	$.70	$.50

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

	Nine Months Ended September 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,905,242	$2,008,186
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	929,750	912,768
Tax benefit from exercise of stock options	335,900	161,947
(Decrease) increase in deferred income taxes	(34,000)	44,000
(Increase) decrease in restricted cash	(780,134)	485,340
Increase in accounts receivable	(261,580)	(196,356)
Increase in other current assets	(281,718)	(806,918)
Increase in income taxes payable	195,588	532,370
Increase in accounts payable and accrued wages & payroll taxes	1,623,831	1,025,716
Increase in card club accruals	1,057,959	59,471
Increase in accrued interest	4,754	1,121
Increase in accrued property taxes	65,139	52,717
Decrease in payable to horsepersons	(59,126)	(101,705)
Decrease in due to MHBPA	(65,946)	—
Net cash provided by operations	5,635,659	4,178,657

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to land, building and equipment	(3,260,894)	(1,239,561)
Net cash used in investing activities	(3,260,894)	(1,239,561)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	265,461	198,184
Decrease in due to MHBPA	—	(313,786)
Cash dividend to shareholders	(947,129)	(551,696)
Net cash used in financing activities	(681,668)	(667,298)

NET INCREASE IN CASH	1,693,097	2,271,798

CASH AT BEGINNING OF PERIOD	2,523,560	1,654,038

CASH AT END OF PERIOD	$4,216,657	$3,925,836

INTEREST PAID	$0	$0

INCOME TAXES PAID	$1,805,000	$1,040,000

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies is included in the notes to consolidated financial statements in the 2003 Annual Report on Form 10-K.

Unaudited Financial Statements - The consolidated balance sheet as of September 30, 2004, the consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003, the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003, and the related information contained in these notes have been prepared by management without audit.  In the opinion of management, all accruals (consisting only of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made.  Results for an interim period should not be considered as indicative of results for a full year.

Restricted Cash – Restricted cash represents refundable deposits and amounts due to horsepersons for purses, stakes and awards, and amounts accumulated in the Player Pool to be used to repay players in the form of promotions, giveaways, prizes or by other means.

Income Taxes - Income tax expense is computed by applying the estimated annual effective tax rate to the year-to-date income.

Reclassifications – Certain prior period numbers have been reclassified to be consistent with current period presentation. These reclassifications had no effect on net earnings or stockholders’ equity.

Fair Values of Financial Instruments – Due to the current classification of all financial instruments of the Company, given the short-term nature of the related account balances, carrying amounts reported in the consolidated balance sheets approximate fair value.

Net Income Per Share – Basic net income per common share is based on the weighted average number of common shares outstanding during each year.  The weighted average number of common shares outstanding for the three and nine-month periods ended September 30, 2004 were 3,788,517 and 3,760,468, respectively.  The weighted average number of common shares outstanding for the three and nine-month periods ended September 30, 2003 were 3,679,462 and 3,662,977, respectively.  Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding.  The Company’s only potential common shares outstanding are stock options.  After considering the dilutive effect of stock options outstanding, the weighted average shares used to calculate diluted earnings per share for the three and nine-month periods ended September 30, 2004 were 4,142,184 and 4,130,445 respectively.  The weighted average shares used to calculate diluted earnings per share for the three and nine-month periods ended September 30, 2003 were 4,053,772 and 4,019,636, respectively.

Stock Based Employee Compensation - At September 30, 2004, the Company has a stock option plan which provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and non-employees, including directors of and consultants to the Company and any subsidiary, to purchase up to a maximum of 1,450,000 shares of common stock.  The Company accounts for that plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Stock Based Employee Compensation Table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Income:
As reported	$1,064,204	$575,547	$2,905,242	$2,008,186
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(104,169)	(47,445)	(354,034)	(188,107)

Pro forma net income	$960,035	$528,102	$2,551,208	$1,820,079

Earnings Per Share:
Basic - as reported	$.28	$.16	$.77	$.55

Basic – pro forma	$.25	$.14	$.68	$.50

Diluted - as reported	$.26	$.14	$.70	$.50

Diluted - pro forma	$.23	$.13	$.62	$.45

2.               BORROWINGS UNDER CREDIT AGREEMENT

Borrowings under the Company’s credit agreement with Bremer Bank include a commercial revolving credit line, which provides for maximum advances of $2,250,000 with interest at the prime rate until April 20, 2005.  The Company had no borrowings under this credit line at September 30, 2004.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of September 30, 2004.  Management believes that funds available under this line of credit, along with funds generated from card club and simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2004.

3.               OPERATING SEGMENTS

During the first nine months of 2004 and 2003, the Company had three reportable operating segments:  horse racing, card club and concessions.  The card club segment primarily represents operations of the Canterbury Card Club.  The horseracing segment primarily represents simulcast and live horse racing operations, and the concessions segment primarily represents food and beverage provided during the simulcast and live racing, in the card club, and during special events.  The Company’s reportable operating segments are strategic business units that offer different products and services.  They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services.  The horse racing and card club segments are regulated by the State of Minnesota Racing Commission.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in the 2003 Annual Report on Form 10-K.

Depreciation, interest expense and income taxes are allocated to the segments but no allocation is made to concessions for shared facilities.  However, the concessions segment pays approximately 25% of gross revenues earned on live racing and special event days to the horse racing segment for use of the facilities.

The following tables provide information about the Company’s operating segments (in 000’s):

	Nine Months Ended September 30, 2004
	Card Club	Horse Racing	Concessions	Total
Revenues from external customers	$21,336	$17,105	$4,647	$43,088

Intersegment revenues	—	341	1,433	1,774

Net interest income	—	24	—	24

Depreciation and amortization	374	556	—	930

Segment income before income taxes	4,966	243	1,135	6,344

Segment Assets	$3,831	$23,924	$3,181	$30,936

	Nine Months Ended September 30, 2003
	Card Club	Horse Racing	Concessions	Total
Revenues from external customers	$16,849	$16,411	$4,080	$37,339

Intersegment revenues	—	334	1,143	1,477

Net interest income	—	28	—	28

Depreciation and amortization	366	547	—	913

Segment income before income taxes	3,380	418	864	4,662

Twelve Months Ended December 31, 2003

Segment Assets	$3,727	$18,648	$1,905	$24,281

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Nine Months Ended September 30,
	2004	2003
Revenues
Total revenue for reportable segments	$44,862	$38,816
Elimination of intersegment revenues	(1,774)	(1,477)
Total consolidated revenues	$43,088	$37,339

Income before income taxes
Total segment income before income taxes	$6,344	$4,662
Elimination of intersegment income before income taxes	(1,125)	(889)
Total consolidated income before income taxes	$5,219	$3,773

	September 30 2004	December 31 2003
Assets
Total assets for reportable segments	$30,936	$24,281
Elimination of intercompany receivables	(3,064)	(1,795)
Total consolidated assets	$27,872	$22,486

4.               CONTINGENCIES

In accordance with an Earn Out Note, given to the prior owner of the racetrack as part of the consideration paid by the Company to acquire the racetrack in 1994, if (i) off-track betting becomes legally permissible in the State of Minnesota and (ii) the Company begins to conduct off-track betting with respect to or in connection with its operations, the Company will be required to pay to the IMR Fund, L.P. the greater of $700,000 per operating year, as defined, or 20% of the net pretax profit, as defined, for each of five operating years.  At this time, management believes that the likelihood that  these two conditions will be met, and that the Company will be required to pay these amounts, is remote.  In the event these conditions are met and the subsequent payments made, they will be capitalized a part of the purchase price in accordance with generally accepted accounting principles.

The Company is periodically involved in various legal actions arising in the normal course of business.  At September 30, 2004, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Canterbury Parks’ Card Club (the “Card Club”) is authorized under Minnesota law to host “unbanked” card games in which players compete against each other and not against the house.  The Company receives a percentage of the wagers from the players as compensation for providing the Card Club facility and services.  The Card Club is open twenty-four hours a day, seven days a week.  Under Minnesota law, the Company is required to pay up to 14% of gross Card Club revenues to the Racetrack’s purse fund and the State of Minnesota Breeders’ Fund.  However, the Company has agreed with the Minnesota Horsemen’s Benevolent and Protective Association (the “MHBPA”) to pay 15% of Card Club revenues into the purse and breeders’ funds for 2004.

The Company also generates revenues from other activities such as admissions and parking fees and from the sale of food and beverage, programs and other racing publications, and corporate sponsorships. Additional revenues are derived from an RV park and the use of the Racetrack facilities for special events such as concerts, craft shows and snowmobile racing.

Results of Operations for the Three and Nine Months Ended September 30, 2004 and September 30, 2003

Total operating revenues increased approximately $5.7 million or 15.4% during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, and increased approximately $2.3 million or 15.3% for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

Pari-mutuel revenues increased approximately $446,000 or 3.2% in the nine month period ended September 30, 2004 compared to the same period in 2003. Total handle for the nine months ended September 30, 2004 increased $5.9 million or 7.5% compared to total handle during the nine-month period in 2003. Total handle wagered on simulcast races year-to-date in 2004 increased $1.3 million or 2.7% compared to year-to-date September 30, 2003 partly due to the positive response from our simulcasting patrons to the $1.8 million renovation of our simulcast center, but also to favorable weather conditions in 2004, compared to the cancellation of nearly 100 racing programs in 2003 caused by severe weather at other racetracks.  In addition, on-track live handle increased by $281,000 or 1.6% compared to the same period in 2003 primarily due to two additional live racing days.  Finally, out-of-state live handle increased $4.4 million, or 33.5%, in the first nine months of 2004 compared to the same period last year due in part to the Company’s successful hosting of the nationally recognized Claiming Crown racing event.  See the “Summary of Pari-mutuel Data” below.

Summary of Pari-mutuel Data:

	Nine Months Ended September 30,
	2004	2003
Racing Days
Simulcast only days	207	208
Live and simulcast days	67	63
Live Harness days	0	2
Total Racing Days	274	273

On-Track Handle
Simulcast only days	$31,492,000	$31,401,000
Live and simulcast days
Live racing	17,990,000	17,709,000
Simulcast racing	17,657,000	16,479,000
Out-of-state Live Handle	17,473,000	13,090,000
Total Handle	$84,612,000	$78,679,000

On-Track Average Daily Handle
Simulcast only days	$152,135	$150,966
Live and simulcast days	$532,045	$525,969

The Company receives a percentage of the wagers from the players as compensation for providing the Card Club facility and service, referred to as the “collection revenue”, which totaled $20.7 million for the nine-month ended September 30, 2004, an increase of 26.9% compared to $16.3 million in 2003.  Collection revenue totaled $7.4 million for the three month period ended September 30, 2004, an increase of 22.3% compared to $6 million in 2003. The year to date increase is primarily due to the rapidly growing interest in the Card Club poker games caused by the popularity of televised poker tournaments, and the steady growth in the Card Club casino games.  The Company also receives a specified percentage of the jackpot fund collection as reimbursement for administrative costs of maintaining the jackpot funds, and collects fees for administering tournaments, which represents “other revenue”. Card Club revenues represented 49.5% and 44.3% of total revenues for the nine-month and three-month periods ended September 30, 2004, respectively. See the “Summary of Card Club Data” below.

Summary of Card Club Data:

	Nine Months Ended September 30,
	2004	2003

Poker Games	$11,970,000	$8,292,000
Casino Games	8,716,000	8,010,000
Total Collection Revenue	20,686,000	16,302,000

Other Revenue	650,000	547,000
Total Card Club Revenue	$21,336,000	$16,849,000

Number of Days Offered	274	273
Average Revenue per Day	$77,869	$61,717

Concession sales for the nine-month and three-month periods ended September 30, 2004 increased 12.3% and 13.1%, respectively, compared to the same periods in 2003.  The increase is primarily due to the increased patronage in the Card Club and the increased number of live racing days.

Other operating revenues for the nine-month and three-month periods ended September 30, 2004 increased approximately $346,000 or 28.3% and $187,000 or 35.5%, respectively, compared to the same periods in 2003.  The increase is primarily due to increased cash services fees, corporate sponsorships and revenues from in-house photography related to live racing.

Operating expenses increased $4.3 million or 12.8% during the nine month period ended September 30, 2004 compared to the nine month period ended September 30, 2003, and $1.7 million or 12.2% during the three months ended September 30, 2004 compared to the three month period ended September 30, 2003.  However, total operating expenses as a percentage of total operating revenues were 87.9% for the nine-month period ended September 30, 2004 compared to 90.0% for 2003 as the increase in variable operating expenses was outpaced by the increase in operating revenues, particularly card club revenue from higher wagering taking place in the card club.

Purse and Breeders’ Fund related expenses have increased approximately $211,000 or 2.6% and $252,000 or .7%, respectively, during the nine and three month periods of 2004 compared to 2003, due primarily to increased payments to the purse fund from Card Club revenues.  Effective January 1, 2004, as permitted by applicable law, the Company agreed with the Minnesota Horseman’s Benevolent and Protective Association (the “MHBPA”) to pay 15% of all Card Club gross revenues as purse monies compared to 14% in 2003. In addition, the increased volume of Card Club revenues has contributed to the increase in the related purse expense. Salaries and benefits increased approximately $2 million, or 15%, in the nine-month period and $726,000, or 14%, in the three-month period compared to the same periods last year primarily associated with an increase of approximately 13% in total hours worked caused by higher levels of operations in the Card Club and concessions, an overall increase in salary and wages rates, and nearly 40% increase in group medical costs caused by increases in the number of participants and premium rates.  Cost of sales expense increased approximately $311,000 or 13.9% in the nine-month period and $149,000 or 15.9% in the three-month period compared to the same periods last year due to the increase in associated revenues.  Repairs, maintenance and supplies expense increased approximately $153,000 or 14.6% for the 2004 nine month period and approximately $4,000 or 1.1% for the 2004 three month period compared to the same periods in 2003 due to software purchases and additional chip purchases related to the Card Club. Advertising and marketing expenses increased approximately $173,000 or 8.8% in the nine-month period and $117,000 or 14.4% in the three-month period compared to the same periods last year due primarily to increased participation in the patron loyalty program. Insurance expense increased approximately $181,000 or 27.1% for the nine-month period and $31,000 or 11.6% for the three-month period compared to the same periods in 2003 due to increased premiums for workers compensation and general liabiltity insurance. Other operating expenses increased approximately $189,000 or 6.3% in the nine-month period and $149,000, or 12.2%, in the three-month period compared to 2003 primarily due to consulting and other services related to our live race meet and other regulatory matters.

Income before income taxes was $5,218,677 for the nine months ended September 30, 2004 compared to $3,773,484 for the nine months ended September 30, 2003.  After income tax expense of $2,313,435 for the nine months ended September 30, 2004, net income was $2,905,242 in 2004 compared to $2,008,186 in 2003.  Our effective income tax rate for the nine months ended September 30, 2004 was 44.3% compared to 46.8% for the same period a year ago.  The difference in the effective rate is due to the non-deductibility of certain lobbying expenses for income tax purposes.  Income before income taxes for the quarter ended September 30, 2004 was $1,894,111 compared to $1,277,109 for the quarter ended September 30, 2003.  After income tax expense of $829,907 in the third quarter of 2004, net income was $1,064,204 compared to $575,547 for the third quarter of 2003.

Commitments and Contingencies

On July 9, 2004, the Company paid a special cash dividend of $.25 per share of common stock payable to shareholders of record on June 25, 2004.  The Company has not adopted any policies regarding dividend payments and there can be no assurance that any dividend will be paid in the future.

There have been no additional material changes in our outstanding commitments and contingencies since those reported at December 31, 2003.

Liquidity and Capital Resources

During the period January 1, 2004 through September 30, 2004, cash provided by operating activities was $5,635,659, which resulted primarily from net income of $2,905,242; depreciation and amortization of $929,750; an increase in Card Club accruals of $1,057,959 including an increase of $376,508 for jackpot funds and the player pool, and prize money for the Fall Classic poker tournament of $504,000; and an increase in accounts payable and accrued wages and payroll taxes of $1,623,831, due to an increase in accounts payable of $851,000 primarily attributable to an increase of $279,000 in vendor payables, an increase of $159,000 for MVP Program rewards, a $151,000 increase in uncashed winning tickets and an increase of $158,000 in host fees payable.  Also, accrued wages rose $772,000 compared to December 31, 2003 due to an increase in the number of days accrued at September 30 compared to December 31. These items were partially offset by an increase in restricted cash of $780,134 due primarily to a $377,000 increase in the Card Club’s jackpot pools and player pool caused by timing differences due to jackpots, prizes and giveaways paid to the players; an increase in accounts receivable of $261,580 due to guest fees from other racetracks and receivables from group sales; and an increase in other current assets of $281,718 due to an increase in prepaid expenses including rising insurance premiums and license fees assessed by the Minnesota Racing Commission.  Pursuant to an agreement with the MHBPA, during the nine months ended September 30, 2004 and 2003, the Company transferred into a trust account for these purposes or paid directly to the MHBPA approximately $6,450,000 and $5,920,000 respectively.  At September 30, 2004, the Company had an additional liability to the MHBPA of $37,248.  This liability will be paid in 2004, including interest earned at the prime-lending rate.

During the period January 1, 2003 through September 30, 2003, cash provided by operating activities was $4,178,657, which resulted principally from net income of $2,008,186, an increase in accounts payable and accrued wages and payroll taxes of $1,025,716 and depreciation and amortization of $912,768. These items were partially offset by an increase in other current assets of $806,918.  The increase in accounts payable and accrued wages and payroll taxes is due primarily to increases in vendor payables and wages related to the live race meet.

Net cash used in investing activities for the first nine months of 2004 of $3,260,894, resulted primarily from building improvements related to the renovation of the club-level of the Racetrack’s grandstand facility for approximately $1.8 million, the acquisition of gaming equipment for the Card Club, and other equipment and building improvement projects.  During the nine-month period ended September 30, 2003, net cash used for investment purposes was approximately $1.2 million resulting primarily from a variety of building improvement projects.

During the period January 1, 2004 through September 30, 2004, cash used in financing activities was $681,668, representing a special cash dividend to shareholders of $947,129, which was partially offset by $265,461 from the exercise of stock options.  During the period January 1, 2003 through September 30, 2003, cash used in financing activities was $667,298 representing a special cash dividend to shareholders of $551,696, and payments to the MHBPA of $313,786, which were partially offset by $198,184 from the exercise of stock options.

The Company has renewed a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $2,250,000 with interest at the prime rate until April 20, 2005.  The Company had no borrowings under the line of credit at September 30, 2004 or December 31, 2003.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements at all times throughout the quarter ended September 30, 2004.

Unrestricted cash balances at September 30, 2004 were $4,216,657 compared to $2,523,560 at December 31, 2003. The Company believes that the funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2004 for regular operations.

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

Land, Buildings and Equipment - We have significant capital invested in our property and equipment, which represents approximately 70% of our total assets. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired. Our property and equipment is evaluated for impairment whenever circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value and is charged to operations in the period in which such impairment is determined by management.

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

The Minnesota Legislature will begin a new biannual session in January 2005, and the Company expects the Racino legislation will be reintroduced at that time. Based on the success of several Racinos in other states, the Company believes that if this legislation becomes law, it will enhance horse racing with increased purses, provide growth and development opportunities for the Company, and produce significant new tax revenues for state and local governments.  The effort to obtain legislative authority for these initiatives has required, and will continue to require, substantial expenditures and there can be no assurance that any bill favorable to the Company’s interests will be enacted into law.

Factors Affecting Future Performance:

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future financial performance, business activities or plans which are typically preceded by the words “believes,” “expects,” “anticipates,” “intends” or similar expressions.  For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws.  Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could cause actual performance, activities or plans to differ significantly from those indicated in the forward-looking statements.  Such risks and uncertainties include, but are not limited to: material fluctuations in attendance at the Racetrack, material changes in the level of wagering by patrons, decline in interest in the unbanked card games offered at the Card Club, legislative and regulatory decisions and changes, the impact of wagering products and technologies introduced by competitors; increases in the percentage of revenues allocated for purse fund payments; increase in compensation and employee benefit costs; the general health of the gaming sector; higher than expected expense related to new marketing initiatives; and other factors discussed from time to time in the Company’s filings with the Securities and Exchange Commission.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on borrowings under our commercial revolving credit line that bears interest at the prime rate.  At September 30, 2004 we have no debt borrowings under our credit facility.

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

(a)                                  The following exhibits are included herein:

31.1                           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

31.2                           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

32                                    Certfications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(b)                                 Reports on Form 8-K

On August 13, 2004 the Company filed a current report on Form 8-K with the Securities and Exchange Commission, reporting under Item 12 the results for the second quarter ended June 30, 2004.

On August 14, 2004 the Company filed a current report on Form 8-K with the Securities and Exchange Commission, reporting under Item 5 that Brian C. Barenscheer, a director of the Company since 1994 and the Chairman of the Audit Committee of the Board, passed away on August 13, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: November 15, 2004	/s/ Randall D. Sampson
Randall D. Sampson,
President, and Chief Executive Officer

Dated: November 15, 2004	/s/ David C. Hansen
David C. Hansen,
Vice President, and Chief Financial Officer