Form 10-K
period 2004-12-31
CANTERBURY PARK HOLDING CORP
filed 2005-03-31
CIK 926761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the Transition period from               to

Commission File Number:  001-31569

CANTERBURY PARK HOLDING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1775532
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1100 Canterbury Road Shakopee, MN 55379
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (952) 445-7223

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, $.01 par value	American Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES	☐	NO	☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Company (persons other than directors and officers) computed at the closing price of $17.10 per share on the American Stock Exchange on June 30, 2004 was approximately $40,027,500.

On March 15, 2005, the Company had 3,888,169 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders, to be held on June 2, 2005, are incorporated by reference into Part III of this Form 10-K.

CANTERBURY PARK HOLDING CORPORATION

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2004

TABLE OF CONTENTS

PART I

ITEM 1.	Business
ITEM 2.	Properties
ITEM 3.	Legal Proceedings
ITEM 4.	Submission of Matters to a Vote of Security Holders

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
ITEM 6.	Selected Financial Data
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk
ITEM 8.	Financial Statements and Supplementary Data
ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
ITEM 9A.	Controls and Procedures
ITEM 9B.	Other Information

PART III

ITEM 10.	Directors and Executive Officers of the Registrant
ITEM 11.	Executive Compensation
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management
ITEM 13.	Certain Relationships and Related Transactions
ITEM 14.	Principal Accounting Fees and Services

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

SIGNATURES

EXHIBIT INDEX

CERTIFICATIONS

Item 1.    BUSINESS

(a) General Development of the Business

Canterbury Park Holding Corporation (the “Company”) hosts pari-mutuel wagering on live thoroughbred and quarter horse racing at its facilities in Shakopee, Minnesota (the “Racetrack”) and pari-mutuel wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”).  In addition, the Company hosts “unbanked” card games.  The Company also derives revenues from related services and activities, such as concessions, parking, advertising, admissions, programs, a recreational vehicle park and from other entertainment events held at the Racetrack.

The Company was incorporated under the laws of Minnesota on March 24, 1994 and acquired the Racetrack on March 29, 1994.  On May 6, 1994 the Company commenced simulcasting operations, which now are generally conducted seven days per week.  Beginning in May 1995, the Company began hosting live horse racing and related pari-mutuel wagering on a seasonal basis, generally from mid May to late August or early September.

  On April 19, 2000, the Company opened its Canterbury Card Club (the “Card Club”).  At the Card Club patrons compete against each other in various unbanked card games.  The Card Club operates under laws adopted in 1999 (the “Card Club Legislation”) and is regulated by the Minnesota Racing Commission (the “Racing Commission”).  Under the Card Club Legislation, the Company is authorized to host card games at up to 50 tables and receive a percentage of the wagers or a fee from the players as its revenue for providing the facility and services.  The Card Club Legislation requires that the Racetrack’s purse fund and the State of Minnesota Breeders’ Fund receive a minimum of 10% to 14% of the gross revenue generated by the Card Club

The Company maintains a website at www.canterburypark.com.  Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge on our website.

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

(c) Narrative Description of Business

(i)            Card Club Operations

The Card Club is open 24 hours per day, seven days per week, offering two types of unbanked card games: Poker and Casino Games.

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

Casino Games, including Pai Gow Poker, Minnesota 21 (a version of blackjack), Super Nine, Caribbean Stud, Let-It-Ride and Three Card poker, are currently offered at 19 tables and are played using a “player pool” system.  “Player pool” means a wagering system, in which wagers lost in card games, are accumulated into a pool for purposes of enhancing the total amount paid back to winning players in other card games.  In such instances, the sponsor may only serve as custodian of the player pool and may not have an active interest in any card game.  In the casino games area of the Card Club, the amount that the dealer “wins” or “loses” during the course of play is accumulated in a “Player Pool” to be used to repay players in the form of promotions, giveaways, prizes or by other means.  The Company also takes a “rake” of $.50 to $3.00 per wager, depending on the game and size of wager, for the Company’s collection revenue.  The only casino game to offer a progressive jackpot is Caribbean Stud.  The player has the option of playing the jackpot, and has the opportunity to win some, or all, of the jackpot amount depending upon his hand.

(ii)           Horse Racing Operations

The Company’s horse racing operations consist of year-round pari-mutuel wagering on simulcast horse races (“simulcasting”) and live horse races (“live meets”) held on a seasonal basis beginning in May and concluding in September.  Thoroughbred and quarter horse racing is conducted during the live meet.  The Company has also conducted two-day harness racing live meets from time to time.

Simulcasting.

Simulcasting is the process by which live horse races held at one facility (the “host track”) are transmitted simultaneously to other locations that allow patrons at each receiving location (the “guest track”) to place wagers on races transmitted from the host track.  Monies are collected at the guest track and the information with respect to the total amount wagered is electronically transmitted to the host track.  All of the amounts wagered at guest tracks are combined into the appropriate pools at the host track with the final odds and payouts determined based upon all the monies in the respective pools.

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

Live Racing.

The Company conducts live horse racing at its facility generally from mid-May until early September each year.  The 2004 live meet was 67 days long, beginning May 14th and ending September 6th, and consisted of 35 days of mixed Thoroughbred and Quarter Horse racing and 32 days of Thoroughbred only racing.  In 2005, the Racetrack plans to host a 69 day live meet, beginning May 7th and concluding September 5th that will include 46 days of mixed Thoroughbred and Quarter Horse racing and 23 days of Thoroughbred only racing.

Currently, Minnesota law requires the Racetrack to schedule a minimum of 125 days of live racing annually, unless the MHBPA agrees to a lesser number of live racing days.  Since 1995, the MHBPA has agreed to waive the 125-day requirement and allow the Company to run a live meet of at least 50 days each year. After

2005, no assurance can be given that the MHBPA will agree to a shorter live meet than the 125-day statutory minimum.  If the MHBPA does not agree to a live meet shorter than 125 days, the Company’s operations could be adversely impacted by a decrease in the daily purses and potential reduction in quality of horses, attendance and overall handle, as well as increased operating expenses.

(iii)         Special Events

While pari-mutuel horse racing and card club operations are the Company’s principal businesses, the Company’s facilities are capable of being used for multiple purposes.  In an effort to more fully utilize the property and to generate additional revenues, the Company has, in each year of its operations, expanded the use of the grandstand, grounds and parking lot for special events and rentals.  While the use of the Company’s facilities for particular special events and purposes varies from year to year, the following are among the types of events and purposes for which the Company’s facilities have been used: snowmobile races, major arts and crafts shows, trade shows, concerts, motorcycle races, fund raisers, automobile shows and competitions, vehicle and boat storage, and private parties.

(iv)          Sources of Revenue

General.

The Company’s revenues are principally derived from Card Club operations and pari-mutuel wagering. The percentage of total revenue the Company obtained from its three business segments during 2004 are: 51.8%, Card Club; 38.1%, pari-mutuel wagering; and 10.1%, Concessions.

Card Club Operations

The Company receives revenues from its Card Club operations, which run 24 hours per day, seven days per week.  The Company currently receives collection revenue from 31 poker tables and 19 tables offering table games.  Under Minnesota law, the Company is required to pay 10% of the first $6 million of gross Card Club revenues as purse monies.  After meeting the $6,000,000 threshold, the Company must pay 14% of gross Card Club revenues as purse monies, although by agreement with the MHBPA the Company paid 14% of Card Club collection revenues into the purse fund in 2002 and 2003 and 15% of Card Club revenues in 2004.  For 2005, the Company has agreed with the MHBPA to pay 15% of all Card Club revenues into the purse fund.  Of funds allocated for purses, the Company pays 10% of the purse monies to the State of Minnesota Breeders’ Fund, with the remaining 90% of purse monies divided between thoroughbred (90%), quarter horse (9%) and standard bred (1%) purse funds

Pari-mutuel wagering – General.

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

Wagering on Simulcast Races.

The amount of takeout from simulcast wagering is determined by the laws of the state in which the host track is located.  In addition, the Racing Act establishes a minimum that must be set aside from simulcasting for purse payments on racing within Minnesota.  Different amounts are deducted for purses from the takeout depending on whether simulcasting occurs during the “Racing Season,” a statutorily defined 25 week period beginning in early May each year, or outside of the Racing Season.  If simulcasting occurs during the Racing Season, the amount set aside for purses further depends on whether the simulcasting is part of a full racing card that occurs during the part of the day that live races are conducted at the Racetrack.  For races that are part of a full simulcast racing card that takes place within the time of live races at the Racetrack, the amount reserved for purse payout is 8.4%.  For simulcasting conducted during the Racing Season that does not occur within the time period of live races, the purse is equal to 50% of the takeout remaining after deductions for pari-mutuel taxes, payments to the Breeders’ Fund and payments to the host racetrack for host track fees.  For simulcasting conducted outside of the Racing Season, the amount that must be contributed to the purses is 25% of the takeout after deducting an 8% expense factor, pari-mutuel taxes, payments to the Minnesota Breeders’ Fund and host fee payments to the host racetrack.

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

Other Revenues

The Company also derives revenue from other activities such as admissions and parking fees, as well as from the sale of food and beverage, programs, and other racing publications.  The Company offers advertising signage space similar to that appearing at many sports stadiums.  Finally, additional revenues are derived from its RV Park and the use of the facilities for events such as concerts, trade and craft shows, snowmobile racing, business meetings, private parties, horse expositions and sales, boat and automobile storage, community events, and rental of the parking lot for various automobile activities and vehicle storage.

(v)            Competition

From 1994 through 2004, the Company was the only Racetrack licensed to operate in the State of Minnesota.  On January 20, 2005, the Racing Commission granted a license to the North Metro Harness Initiative, LLC (“NMHI”) to construct and operate a harness racetrack in Columbus Township, Anoka County, MN.  Columbus Township is approximately 50 miles from Canterbury Park.  This license authorizes NMHI to engage in pari-mutuel wagering on live and simulcast racing for only standardbred (harness) horses.  Current Minnesota state law permits licensed racetracks to operate a card room with up to 50 tables subject to completion of a 50-day live race meet and regulatory approval of a card room plan of operation.  NMHI has publicly stated its intentions to seek legislation to allow them to apply for a license to operate a card room prior to completion of the minimum 50 live race days, and to permit pari-mutuel simulcast racing of all breeds to its racetrack.  At the current time, the Company does not have sufficient information to determine whether the addition of a second racetrack facility for harness racing will have a material adverse affect on its horse racing operations.  The opening of a card room by NMHI has the potential to adversely affect the Company’s revenues and subsequent purse payments to the Thoroughbred and Quarter Horse industries.

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

In addition, the Company competes with racetracks located throughout the United States in securing better quality horses to run at the Racetrack.  Attracting the owners and trainers of better quality horses is largely dependent on the ability to offer large purses.  The Company experiences significant competition for better quality horses from a racetrack located near Des Moines, Iowa, as well as racetracks in Chicago, Illinois, both of which offer substantially larger purses than the Company.  This competition is expected to continue for the foreseeable future.

(vi)          Legislation

On March 9, 2005, a bill was introduced in the Minnesota Legislature, to allow electronic gaming devices and banked card games to be operated by the Minnesota State Lottery at the Racetrack. This concept, often referred to as a “Racino”, as proposed for Canterbury Park would include approximately 3,000 gaming devices, 40 table games, a 250-room hotel, an Olympic scale horse park and additional restaurant venues.  A similar bill was an agenda item in the 2004 Minnesota Legislature, however no action was taken prior to adjournment.  Based on the success of several Racinos in other states, the Company believes that if this legislation becomes law, it will enhance horse racing with increased purses, provide growth and development opportunities for the Company, and produce significant new tax revenues for state and local governments.

The effort to obtain legislative authority for initiatives has required, and will continue to require, substantial expenditures and there can be no assurance that any bill favorable to the Company’s interests will be enacted into law.

(vii)         Marketing

The Company’s primary market is the seven-county Minneapolis-Saint Paul metropolitan area. Current demographic information indicates that approximately 2.3 million adults age 20 and older, reside within a 50-mile radius of Shakopee, Minnesota and another .8 million adults age 20 and older, reside between a 50-100 mile radius of the Racetrack.  The City of Shakopee, located in the southwestern portion of the metropolitan area, is one of the fastest growing communities in the region and Scott County is one of the fastest growing mid-sized counties in the country.  Between 2004 and 2009, the population base within 100 miles of the Racetrack is expected to increase by an estimated 5.0%.

To support its pari-mutuel horse racing and Card Club businesses, the Company conducts year-round marketing efforts to maintain the loyalty of live and simulcast patrons and attract new racing and Card Club customers.  The Company’s marketing uses newspapers, television, the Internet, other print media, radio and direct mail.  Often the Company combines its marketing efforts to communicate the excitement of both wagering on horse racing and card playing.  In addition to its regular advertising program, the Company conducts numerous special promotions and handicapping contests to increase simulcast patronage, and maintains successful pari-mutuel player and Casino Games player rewards programs.

The 2004 combined Card Club and live racing advertising campaigns utilized print, radio and television advertising to highlight the attractive, park-like atmosphere of Canterbury Park, promoting activities for the entire family, as well as the fun and excitement of live horse racing and card playing.  In addition, the development over the past six years of a customer database has enabled the Company to increasingly utilize direct mail advertising.

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

A federal statute, the Interstate Horse Racing Act of 1978, also provides that a racetrack must obtain the consent of the group representing the horsepersons (owners and trainers) racing the breed of horses that race a majority of the time at the racetrack, and the consent of the state agency regulating the racetrack, in order to transmit simulcast signals of its live races or to receive and use simulcast signals from other racetracks.  The Company has obtained the consent of the MHBPA and Racing Commission for receiving and sending simulcasting signals.

Issuance of Class A, and Class B Licenses to the Company.

The Company holds a Class A License, issued by the Racing Commission, which allows the Company to own and operate the Racetrack.  The Class A License is effective until revoked or suspended by the Racing Commission, or relinquished by the licensee.  The fee for a Class A License until June 30, 2003 was $10,000 per fiscal year.  Effective July 1, 2003 the fee for a Class A License increased to $253,000 per fiscal year.

The Company also holds a Class B License, issued by the Racing Commission that allows the Company to sponsor and manage horse racing on which pari-mutuel wagering is conducted at its Class A licensed racetrack and on other horse races run at out-of-state locations as authorized by the Racing Commission.  The Class B License is renewable each year by the Racing Commission after a public hearing (if required by the Racing Commission).  Until June 30, 2003 the fee for the Class B License was $100 for each assigned race day on which live racing is actually conducted and $50 for each day on which simulcasting is authorized and actually takes place.  Effective July 1, 2003, the Class B License fee increased to $500 for each live racing day and $100 for each simulcast day.

The Racing Commission has the ability to impose further increases in the Class A and Class B license fees, which could materially adversely impact the Company’s operating results.

Limitation on the Number of Class A, and Class B Licenses.

Pursuant to the Racing Act, so long as the Racetrack maintains its Class A License, no other Class A License may be issued to operate a racetrack in the seven county metropolitan area (the counties of Hennepin, Ramsey, Washington, Scott, Dakota, Anoka and Carver), except the Racing Commission may issue an additional Class A License within the seven county metropolitan area, provided that the additional license may only be issued for a facility which, among other conditions, is located more than 20 miles from the Racetrack, contains a track no larger than five-eighths of a mile in circumference, and is used exclusively for standard bred (harness) racing.  An additional Class A license was issued to NMHI on January 20, 2005 (see “Competition” above).  However, as long as the Company holds its Class A License, only the Company may own and operate a racetrack in the seven county metropolitan area where thoroughbred horses and quarter horses may be raced.

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

Card Club Regulation.

The Racing Commission is authorized by law to regulate Card Club operations and the law requires that the Company reimburse the Racing Commission for it’s actual costs, including personnel costs, of regulating the Card Club.  The Racing Commission issued an additional Class B License to the Company on January 19, 2000.  This Class B License allows the Company to host unbanked card games.  The Class B License is renewable each year by the Racing Commission after a public hearing (if required by the Racing Commission).  The fee for this Class B License was $10,000 per calendar year until June 30, 2003.  Effective July 1, 2003, the Class B License Fee of $10,000 is included in the Class A License Fee of $253,000 per calendar year.

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

(ix)          Employees

At March 15, 2005, the Company had 421 full-time employees and 285 part-time employees.  On a seasonal basis the Company adds approximately 120 full-time and 260 part-time employees for live racing operations from early May until early September.  The Company’s management believes its employee relations are good.

 (x)          Executive Officers

The executive officers of the Company, their ages and their positions with the Company are as follows:

Name	Age	Position with Company

Randall D. Sampson	46	President, CEO and General Manager

David C. Hansen	48	Vice President of Finance, CFO & Secretary

Mark A. Erickson	48	Vice President of Facilities

Michael J. Garin	49	Vice President of Hospitality & Assistant Secretary

John R. Harty	60	Vice President of Marketing

Randall D. Sampson has been President and Chief Executive Officer since the formation of the Company in March 1994 and General Manager since September 1995.  He has been active in horse industry associations, currently serving on the Board of Directors of the Thoroughbred Racetracks of America and is past President of the Minnesota Thoroughbred Association.  Mr. Sampson also currently serves as a director of Communications Systems, Inc. (AMEX:JCS), a manufacturer of telecommunications and data communications products based in Hector, Minnesota.  Mr. Sampson is the son of Curtis A. Sampson, the Company’s Chairman of the Board and the beneficial owner of approximately 23% of the Company’s common stock.

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

The Racetrack is located approximately 25 miles southwest of downtown Minneapolis.  The area immediately surrounding the Racetrack consists of commercial and industrial buildings, farmland and residential areas.  The Racetrack is in reasonable proximity to a number of major entertainment destinations including:  Valleyfair, an amusement park about two miles from the Racetrack which annually attracts approximately more than one million visitors during the spring and summer; the Renaissance Festival, a seven-weekend late summer attraction attracting approximately 350,000 visitors, located about five miles from the Racetrack; and Mystic Lake Casino, located about four miles from the Racetrack, which draws approximately 5.2 million patrons annually.  The Mall of America, the largest enclosed shopping mall in the United States, which attracts approximately 35 to 40 million visitors per year, is approximately 17 miles from the Racetrack.

Racing Surfaces.

The racing surfaces consist of a one-mile oval dirt/limestone track and a 7/8 mile oval turf course.  The dirt track includes a mile and one-quarter front stretch chute, a 6-1/2 furlong backstretch chute, a 3-½ furlong chute, and is lighted for night racing.

Grandstand.

The grandstand is a modern, air-conditioned, and enclosed structure of approximately 275,000 square feet with a variety of facilities on six levels.  The Lower Level contains space for support functions such as jockey quarters, administrative offices, Racing Commission offices, first aid, mechanical and electrical rooms.  The Track Level includes pari-mutuel windows, restrooms, a variety of concession stands and other services.  The Card Club occupies 27,000 square feet on the Track Level. The Mezzanine Level contains 1,320 fixed seats in a glass-enclosed, air-conditioned area and an additional 3,000 seats located outside.  In addition to the seats, the Mezzanine Level contains pari-mutuel windows, restrooms, concession stands and other guest facilities. A portion of the mezzanine level is currently being used as a simulcast center during live racing, and for banquets and other events during the off-season.  The Kitchen Level is an intermediate level located between the Mezzanine and Clubhouse floors; it contains a full-service kitchen which can support a full dining menu for the track-side dining terraces on the Clubhouse Level and food preparation for the other concession areas.  The Clubhouse Level is a multi-purpose area serving as a simulcast center during wagering sessions on televised races, as well as a full-service dining area during the live racing season.  The Clubhouse Level includes 325 trackside tables, each equipped with a television set, with a total seating capacity of 1,200 patrons and an additional 1,000 seats are located in lounges located throughout the area.  The Press Box/Officials’ Level is located in the roof trusses over the Clubhouse and contains work areas for the press, racing officials, closed-circuit television, photo finish and the track announcer.  In addition, the grandstand was structurally built to accommodate skyboxes under the Press Box/Officials’ Level, although none have yet been constructed.  Escalators and elevators are available to move patrons among the various levels within the grandstand.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)           MARKET INFORMATION

The Company’s Common Stock trades on the American Stock Exchange under the symbol ECP.  The table set forth below indicates the high and low sale prices for the Common Stock in the quarterly periods ending December 31, 2004 and 2003.

	2004		2003
	High	Low	High	Low

Common Stock

First Quarter	$19.25	$16.31	$15.98	$13.15
Second Quarter	23.10	15.10	17.50	10.41
Third Quarter	17.25	15.50	16.25	11.31
Fourth Quarter	20.50	15.71	17.18	14.91

(b)           HOLDERS

At March 15, 2005, the Company had 701 holders of record of its common stock.  In addition, on that date a depository company held approximately 2,325,000 shares as nominee for an estimated 2,200 beneficial holders.

(c)           DIVIDENDS

The Company paid special cash dividends on its common stock of $.25 per share on July 9, 2004 and $.15 per share on July 11, 2003.  The Company has not adopted any policies regarding the payment of dividends and further dividend payments, if any, would require Board of Director approval.

(d)           RECENT SALES OF UNREGISTERED SECURITIES

Not applicable.

(e)           REPURCHASES OF REGISTRANT’S EQUITY SECURITIES

Not applicable.

Item 6.    SELECTED FINANCIAL DATA

(In thousands except for per share amounts)

	Year Ended December 31,
OPERATING DATA	2004	2003	2002	2001	2000

Total Revenues	$54,899	$47,846	$41,701	$39,492	$32,463

Operating expenses	48,132	42,587	37,899	36,405	30,969

Income Before Income Tax Expense	6,801	5,299	3,831	3,143	1,482

Income Tax Expense	(2,939)	(2,429)	(1,554)	(1,327)	(643)

Net Income	$3,862	$2,870	$2,277	$1,817	$839

Basic Net Income per Share	$1.02	$.78	$.64	$.52	$.24
Diluted Net Income per Share	.92	.70	.57	.49	.23
Dividends per Share	.25	.15	.25	.00	.00

Cash Flow from Operations	$6,334	$4,784	$3,593	$3,631	$3,561

	At December 31,
BALANCE SHEET DATA	2004	2003	2002	2001	2000

Land, Buildings & Equipment	$20,439	$17,113	$14,551	$12,439	$11,334

Total Assets	28,223	22,418	19,030	16,544	13,318

Stockholders’ Equity	20,996	16,826	13,907	11,855	9,763

Book Value per Share	$5.47	$4.53	$3.82	$3.36	$2.81

Number of Common Shares Outstanding at Year End	3,836	3,714	3,638	3,529	3,474

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Canterbury Park Holding Corporation (the “Company”) hosts pari-mutuel wagering on live thoroughbred and quarter horse racing at its facilities in Shakopee, Minnesota (the “Racetrack”) and pari-mutuel wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”).  In addition, the Company hosts “unbanked” card games in which patrons compete against each other and not against the house.  The Company also derives revenues from related services and activities, such as concessions, parking, advertising, admissions and programs, and from other entertainment events and activities held at the Racetrack.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Total operating revenues for the year ended December 31, 2004 were $54.9 million, an increase of $7.1 million or 14.7% compared to total operating revenues of $47.8 million for the year ended December 31, 2003.  Total Card Club revenues increased 23.9%, pari-mutuel revenues increased 2.7% and concession revenues increased 14.5% in fiscal 2004 compared to fiscal 2003.  Discussions of Pari-mutuel and Card Club results follow.

SUMMARY OF PARI-MUTUEL OPERATING DATA:	Year Ended 12/31/04	Year Ended 12/31/03

Racing Days
Simulcast only days	298	299
Live and simulcast days	67	63
Live harness and simulcast days	—	2
Total Racing Days	365	364

On-Track Handle
Simulcast handle on non-live race days	$46,295,000	$46,568,000

Simulcast handle on live race days	17,657,000	16,243,000
Total simulcast handle	63,952,000	62,811,000

Live racing handle	17,990,000	17,709,000
Total On-Track Handle	81,942,000	80,520,000

Out-of-state Live Handle	17,473,000	13,090,000

Total Handle	$99,415,000	$93,610,000

On-Track Average Daily Handle
Simulcast only days	$155,000	$156,000
Live and simulcast days	532,000	522,000

Total handle increased $5,805,000 or 6.2% in 2004 compared to 2003.  Total Pari-mutuel revenues increased 2.7% to approximately $17,806,000 in 2004 from $17,331,000 in 2003 principally due to two more live race days and higher average daily out-of-state handle on live race days in 2004.  Total on-track handle increased approximately 1.8% to $81,942,000 in 2004 from $80,520,000 in 2003.  Total simulcast handle increased 1.8% to $63,952,000 in 2004 from $62,811,000 in 2003.  Consequently, pari-mutuel revenues related to simulcast racing increased 1.8% to $13,059,000 in 2004 from $12,834,000 in 2003.  On track wagering on live races increased by $281,000, or 1.6% to $17,990,000 in 2004 from $17,709,000 in 2003, causing pari-mutuel revenue related to live racing to increase by 1.6% to $3,792,000 in 2004 from $3,732,000 in 2003.  This increase is partially due to an increase in the number of live racing days to 67 in 2004 from 65 in 2003.

Handle wagered at out-of-state locations during the 2004 live meet increased by $4,383,000 million or 33.5% compared to 2003.  Canterbury Park was the site of the Claiming Crown national event in 2004 and is the scheduled site for this event in 2005.  Handle wagered at out-of-state locations on Claiming Crown day in 2004 was $2.7 million compared to $2.5 million for the 2003 Claiming Crown.  Excluding Claiming Crown days, average daily import handle increased to approximately $220,000 per day in 2004 compared to $163,000 per day in 2003.

Revenues recognized on proceeds from winning pari-mutuel tickets, which were not presented for payment within one year of the end of the respective race meets increased to approximately $426,000 in 2004 compared to $373,000 in 2003, reflecting the growth in overall handle in 2004.

SUMMARY OF CARD CLUB REVENUES:	Year Ended 12/31/04	Year Ended 12/31/03

Poker Games	$16,214,000	$11,511,000
Casino Games	11,418,000	10,655,000
Total Collection Revenue	$27,632,000	$22,166,000

Other Revenue	801,000	788,000
Total Card Club Revenue	$28,433,000	$22,954,000

Number of Days Offered	365	364
Average Revenue per Day	$77,900	$63,060

The Company receives a percentage of the wagers or a fee from the players as compensation for providing the Card Club facility and services, referred to as the “collection revenue”.  2004 collection revenue was $27.6 million, an increase of 24.7% compared to 2003, which reflects the continued growth in popularity of poker.  The Company also retains a specified percentage of the jackpot fund collections as reimbursement for administrative costs of maintaining the jackpot funds, and collects fees for administering tournaments.

The Card Club is divided into two areas, the casino games area and the poker area.  The average daily collection amount per game is dependent upon the number of tables utilized to offer the game.  Patron demand determines the number of tables to be used for a specific game.  There were a total of 19 tables in the Casino games area and 31 tables in the Poker area at December 31, 2004, 2003 and 2002.

CONCESSION AND OTHER REVENUES

Concession revenues increased 14.5% to $5,529,000 in 2004 compared to $4,829,000 in 2003.  The increase is primarily attributable to increased patronage in the Card Club during 2004 compared to 2003, and to two more live racing days in 2004 compared to 2003.

Other operating revenue increased $428,000 or 27.9% to $1,960,000 in fiscal year 2004.  The increase in 2004 was due primarily to growth in the corporate sponsorship program of $128,000, increases in cash services fees resulting from increased patronage in the card club of $77,000, and a $79,000 increase in special event revenues in 2004.

SUMMARY OF OPERATING EXPENSES

Total operating expenses increased approximately $5,545,000, or 13.0%, to $48,132,000 in 2004, from $42,587,000 in 2003 primarily due to increases in purse expense, salaries and wages, and other operating expenses incurred to support the overall increase in revenues in 2004. Total operating expenses as a percentage of total revenues decreased to 87.7% from 89.0% in 2003. The Company experienced rapid growth in the Card Club for the third straight year.  As Card Club revenues grow, it results in increased amounts of variable operating expenses, particularly purse and salaries and benefits expenses.  However, many of the Card Club’s operating expenses are fixed and won’t increase in proportion to business volume.  Consequently, the percentage increase in variable operating expenses is being outpaced by the increase in the collection revenue from higher wagering in the Card Club.

Total statutory purses and Minnesota Breeders’ Fund expenses increased 13.2% or approximately $1.1 million for the year ended December 31, 2004 compared to the year ended December 31, 2003.  Purse expense is one of the Company’s largest single expense items.  Minnesota law requires the Company to allocate a portion of funds received from betting in the Card Club and wagering on simulcast and live horse races for future payment as purses for live horse races or other uses of Minnesota’s horsepersons’ associations.  The increase in purse expense was due primarily to the funds generated by the Card Club operation for purses.  The Company paid 15% of total Card Club collection revenue to the purse fund and the Breeders’ Fund in 2004, compared to 14% in 2003.  Total purse fund expenses related to Card Club operations for the year ended December 31, 2004 increased $937,000 to $3,730,000, compared to $2,793,000 for the year ended December 31, 2003. The Company also paid $414,000 and $310,000 to the Breeders Fund related to Card Club operations in 2004 and 2003, respectively.  Purse expense related to live racing increased approximately $50,000 compared to 2003 due primarily to an increase in handle wagered at out-of-state locations.  The Company incurred incremental pari-mutuel purse expense due to a Claiming Crown net purse guarantee of $50,000 for the year 2004 compared to $83,000 in 2003.  Amounts paid to the Minnesota Breeders’ Fund for simulcast and live horseracing increased to $885,000 in 2004 compared to $869,000 in 2003. The increase is attributable to and consistent with the increase in total on-track handle.

Salary and benefit expenses increased by $2,788,000 or 15.9% for the twelve months ended December 31, 2004 compared to the twelve months ended December 31, 2003.  Health benefit costs increased by $499,000 in 2004 compared to 2003 due to higher insurance rates along with increased participation.  Direct hourly Card Club labor and related payroll taxes increased approximately $1,080,000 or 20.9% in 2004 compared to 2003 due to a 27.6% increase in Card Club revenues.  In addition, the Company added an Employee Stock Ownership Plan effective January 1, 2004 resulting in a charge to operations for 2004 of $252,000.  The increase in labor costs also reflects a longer live race meet in 2004, increased revenues in the concessions company, the effects of inflation on wages and salaries and an increase in incentive pay.

Cost of concessions and publication sales increased a total of $394,000.  Publications experienced an $82,000 increase in costs due to higher production costs of the simulcast and live racing programs.  Concessions cost of sales increased $312,000 to $2,310,000 due primarily to higher sales volumes.

License fees and property taxes increased $234,000 or 54.3% to $664,000 in 2004 compared to $431,000 in 2003.  License fees assessed to the Company by the Minnesota Racing Commission increased $115,000 to $323,500 in 2004 from $208,700 in 2003.  The Company’s annual assessment for license fees increased effective July 1, 2003.  The year ended December 31, 2004 was the first full year of the higher license fee rates.  In addition, real estate tax expense increased $119,000 or 53.4% in 2004 compared to 2003.

Advertising and marketing expenses increased approximately $124,000 or 5.5% in 2004 compared to 2003.  The increase is primarily attributable to higher coupon expense of $68,000 and an increase in television advertising of $55,000 compared to 2003 due to the increased utilization of television advertising for the Card Club.

Insurance costs increased $191,000 or 20.8% in 2004 compared to 2003.  Workers compensation costs increased $99,000 and property and liability insurance premium costs increased $92,000 due to rate increases, higher volumes of business activity and growth in labor costs for the Company in 2004.

Other operating expenses include personnel recruiting and training costs, professional fees, equipment rental, contracted services and other expenses.  These expenses increased approximately $320,000 or 8.5% in 2004 compared to 2003, primarily due to increases in charitable contributions of $101,000, contracted services related to live racing of $46,000 and an increase of $172,000 in professional fees including audit, legal and consulting, attributable to general business growth and costs related to compliance with the Sarbanes-Oxley Act of 2002.

Income tax expense as a percentage of pre-tax income decreased to 43.2% for the year ended December 31, 2004 from 45.8% for the year ended December 31, 2003.  The decrease is primarily attributable to lower non-deductible lobbying expenses in 2004.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Total operating revenues for 2003 were $47.8 million, an increase of $6.1 million, or 14.7%, from total operating revenues of $41.7 million for 2002.  Total Card Club revenues increased 26.5%, pari-mutuel revenues increased 2.8% and concession revenues increased 11.0% in fiscal 2003 compared to fiscal 2002.  Discussions of Pari-mutuel and Card Club results follow.

	Year Ended 12/31/03	Year Ended 12/31/02
SUMMARY OF PARI-MUTUEL OPERATING DATA:

Racing Days
Simulcast only days	299	303
Live and simulcast days	63	61
Live harness and simulcast days	2	—
	364	364

On-Track Handle
Simulcast handle on non-live race days	$46,568,000	$48,175,000

Simulcast handle on live race days	16,243,000	15,397,000
Total simulcast handle	62,811,000	63,572,000

Live racing handle	17,709,000	15,256,000
Total On-Track Handle	80,520,000	78,828,000

Out-of-state Live Handle	13,090,000	11,256,000
Total Handle	$93,610,000	$90,084,000

On-Track Average Daily Handle
Simulcast only days	$156,000	$159,000
Live and simulcast days	522,000	503,000

Total handle increased $3,526,000 or 3.9% in 2003 compared to 2002.  Total Pari-mutuel revenues increased 2.8% to approximately $17,331,000 in 2003 from $16,858,000 in 2002 principally due to four additional live racing days in 2003 including the return of the Claiming Crown.  Total on-track handle increased approximately 2.1% to $80,520,000 in 2003 from $78,828,000 in 2002. An increase in live on-track handle was partially offset by a decrease in total simulcast handle.  Total simulcast handle decreased 1.2% to $62,811,000 in 2003 from $63,572,000 in 2002.  Consequently, pari-mutuel revenues related to simulcast racing decreased 1.3% to $12,834,000 in 2003 from $13,006,000 in 2002.  On track wagering on live races increased by $2,453,000, or 16.1% to $17,709,000 in 2003 from $15,256,000 in 2002, causing pari-mutuel revenue related to live racing to increase by 16.1% to $3,732,000 in 2003 from $3,215,000 in 2002.  This increase is partially due to an increase in the number of live racing days to 65 in 2003 from 61 in 2002, and also to the Company hosting the Claiming Crown event in 2003 which was hosted at another racetrack in 2002.  Handle wagered at out-of-state locations on the 2003 Claiming Crown races was $2.5 million, contributing to an overall increase in 2003 in handle wagered at out-of-state locations of $1.8 million or 16.3% compared to 2002 out-of-state live handle.

Revenues recognized on proceeds from winning pari-mutuel tickets, which were not presented for payment within one year of the end of the respective race meets increased to approximately $373,000 in 2003 compared to $309,000 in 2002.

	Year Ended 12/31/03	Year Ended 12/31/02
SUMMARY OF CARD CLUB REVENUES:

Poker Games	$11,511,000	$9,017,000
Casino Games	10,655,000	8,412,000
Total Collection Revenue	$22,166,000	$17,429,000

Other Revenue	788,000	723,000
Total Card Club Revenue	$22,954,000	$18,152,000

Number of Days Offered	364	364
Average Revenue per Day	$63,060	$47,900

Collection revenue totaled $22.2 million in 2003 an increase of 27.2% compared to $17.4 million in 2002 reflecting the renewed popularity of Poker and the increased awareness of the Casino Games room.  The Company also retains a specified percentage of the jackpot fund collections as reimbursement for administrative costs of maintaining the jackpot funds, and collects fees for administering tournaments referred to as Other Revenue above.

CONCESSIONS AND OTHER REVENUES

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

SUMMARY OF OPERATING EXPENSES

Total operating expenses increased approximately $4,688,000, or 12.4%, to $42,587,000 in 2003, from $37,899,000 in 2002 principally in purse expense, salaries and wages and marketing and advertising expenses to support the growth in revenues, particularly in the Card Club.  However, total operating expenses as a percentage of total operating revenues were 89% for 2003 compared to 90.9% in 2002.  The increase in variable operating expenses was outpaced by the increase in operating revenues, particularly Card Club revenues from higher wagering taking place in the Card Club.

Total statutory purses and Minnesota Breeders fund expenses increased 13.0% or $999,000 for the year ended December 31, 2003 compared to the year ended December 31, 2002.  This increase was due primarily to the funds generated by the Card Club operation for purses.  Total purse fund expenses related to Card Club operations for the year ended December 31, 2003 were $2,793,000 compared to $2,196,000 for the year ended December 31, 2002. The Company also paid $310,000 and $244,000 to the Breeders Fund related to Card Club operations in 2003 and 2002, respectively.  In addition, live racing purse expense increased $289,000 compared to 2002 due to an increase in on-track live handle and the return of the Claiming Crown races to the Racetrack in 2003.  The Company incurred incremental pari-mutuel purse expense due to a Claiming Crown net purse guarantee of $83,000 for the year 2003.  This amount is included in pari-mutuel statutory purse expense in the 2003 statement of operations.  Amounts paid to the Minnesota Breeders’ Fund for simulcast and live horseracing are a function of on-track handle and increased to $869,000 in 2003 compared to $852,000 in 2002. The increase is attributable to and consistent with the increase in total on-track handle.

Salary and benefit expenses increased by $1,839,000 or 11.7% for the twelve months ended December 31, 2003 compared to the twelve months ended December 31, 2002.  The Company experienced increases in health insurance rates along with increased labor rates and hours worked consistent with the increased operating levels.

Utilities expense increased $242,000 and insurance expenses increased $333,000 in 2003 primarily due to increases in rates charged to the Company compared to 2002 and to higher volumes of business activity during the year.  The increase in insurance includes a $48,000 increase in workers’ compensation costs and a $285,000 increase in other property and liability insurance costs.

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

Advertising and marketing expenses increased approximately $219,000 or 10.8% in 2003 compared to 2002 primarily due to an increase in costs related to participation in the patron loyalty program of $70,000.  The Company also experienced increased costs for fulfillment of corporate sponsorships of $41,000 and an increase in coupon expense of $42,000.

Other operating expenses include personnel recruiting and training costs, professional fees, equipment rental, contracted services and other expenses.  These expenses increased approximately $618,000 or 19.6% in 2003, compared to 2002 primarily due to increases in charitable contributions of $132,000, contracted services related to live racing of $120,000, and costs associated with the Company’s legislative efforts of $143,000.

COMMITMENTS AND CONTINGENCIES

The Company entered into a five-year extension of its totalizator services agreement with Autotote Systems, Inc. (Autotote) in January 2004.  Pursuant to the agreement, Autotote provides totalizator equipment and computer programs which record and process all wagers and calculate odds and payoffs.  Amounts charged to operations under this agreement for the years ended December 31, 2004, 2003 and 2002 were approximately $370,000, $390,000 and $383,000, respectively.  During live meets, Autotote also provides uplink services, which enable the Company to simulcast horse races held at Canterbury Park to out-of-state racetracks.  Amounts charged in 2004, 2003 and 2002 for these services were approximately $135,500, $126,000 and $124,000, respectively.

In connection with the purchase of the Racetrack, the company entered into an Earn Out Promissory Note dated March 29, 1994. In accordance with the Earn Out Note if (i) off-track betting becomes legally permissible in the State of Minnesota and (ii) the Company begins to conduct off-track betting with respect to or in connection with its operations, the Company will be required to pay to the IMR Fund, L.P. the greater of $700,000 per operating year, as defined, or 20% of the net pretax profit, as defined for each of five operating years.  At this time, management believes that the likelihood that these two conditions will be met, and that the Company will be required to pay these amounts is remote.  At the date (if any) that these two conditions are met, the five minimum payments will be discounted back to their present value and the sum of those discounted payments will be capitalized as part of the purchase price in accordance with generally accepted accounting principles.  The purchase price will be further increased if payments become due under the “20% of Net Pretax Profit” calculation.  The first payment is to be made 90 days after the end of the third operating year in which off-track betting is conducted by the Company.  Remaining payments would be made within 90 days of the end of each of the next four operating years.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Our significant accounting policies are included in Note 1 to our consolidated financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 72.4% of our total assets. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired.  Management of the Company periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected future net cash flows.  Should the sum of the related expected future net cash flows be less than the carrying value, management will determine whether an impairment loss should be recognized.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the assets.  To date, management has determined that no impairment of these assets exists.

Regulation - Our business can be materially impacted both positively and negatively by legislative and regulatory changes, such as those previously described. Significant negative changes resulting from these activities could result in an impairment of our property and equipment in accordance with generally accepted accounting principles. Additional information regarding how our business can be impacted by legislative and regulatory changes are included in Item 1 (vi), and Item 1 (vii), respectively, in this Form 10-K.

ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB revised SFAS No. 123, Share Based Payment (SFAS No. 123R).  This Statement supercedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  SFAS No. 123R requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value.  The Company is required to adopt SFAS No. 123R as of July 1, 2005.  As of the effective date, this Statement applies to all new awards issued as well as awards modified, repurchased, or cancelled.  Additionally, for stock-based awards issued prior to the effective date, compensation cost attributable to future services will be recognized as the remaining service is rendered.  The Company may also elect to restate prior periods by applying a modified retrospective method to periods prior to the effective date.  The Company is in the process of determining which method of adoption it will elect as well as the potential impact on its consolidated financial statements upon adoption.

LIQUIDITY AND CAPITAL RESOURCES:

Cash Flows from Operating Activities.

During the year ended December 31, 2004, net cash provided by operations was $6,586,262, which resulted primarily from net income of $3,862,308, depreciation and amortization of $1,311,124, an increase in accounts payable and accrued wages and payroll taxes of $910,384 and an increase in card club accruals of $441,920.  The increase in accounts payable and accrued wages and payroll taxes is due to an increase of $276,000 in accounts payable and accruals due primarily to payments due on a large capital project, and to an increase in the liability for uncashed winning tickets of $240,000.  In addition, payroll accruals increased $365,000 due to an increase in year-end incentive awards of $200,000 and an increase in the number of days payable as of year-end.  Card club accruals increased due primarily to an increase of $238,000 in the poker promotional fund and an increase of $245,000 in the poker jackpot pools.  These items providing cash from operations were partially offset by an increase in restricted cash of $459,861 and an increase in accounts receivable of $380,636 due primarily to an increase in amounts receivable from other tracks for fees and settlements.  The change in restricted cash includes an increase of $102,000 in liabilities to horsemen, including the MHBPA, resulting from the timing of payments to the horsepersons’ associations.  In addition, the poker jackpot funds increased $483,000 and the player pool decreased by $132,000 compared to year-end 2003. Card club accruals have the potential for significant fluctuation on a daily basis, and do not change in direct correlation to card club revenues.

The Card Club offers progressive jackpots for poker games and certain table games.  Amounts collected for these jackpot funds are accrued as liabilities until paid to winners.  At December 31, 2004, accrued jackpot funds totaled approximately $524,000 compared to $283,000 at December 31, 2003.  Table games are played using a “player pool”.  “Player pool” means a wagering system or game where wagers lost in a number of card games are accumulated into a pool for purposes of enhancing the total amount paid back to players in any other card game.  In such games, the sponsor may only serve as custodian of the player pool and may not have an active interest in any card game.  In the table games area of the Card Club, the net amount that the dealer “wins” or “loses” during the course of play is accumulated as a “player pool” liability, and is not recognized as revenue by the Company.  The Company is required by law to return accumulated player pool funds to the players through giveaways, promotional items, prizes or by other means.  The accumulated player pool liability was approximately $341,000 at December 31, 2004 compared to $473,000 at December 31, 2003.  The Minnesota Racing Commission regulates the operation of the jackpot and player pool funds.  All games in the Card Club are played using chips.  The value of chips issued and outstanding, referred to as the “outstanding chip liability”, was approximately $196,000 at December 31, 2004 compared to $221,000 at December 31, 2003.  These Card Club accruals have the potential for significant fluctuation on a daily basis.  The Company believes it has adequate liquidity to meet the potential daily obligations of these accrual items.

Pursuant to an agreement with the Minnesota Horsemen’s Benevolent and Protective Association, (the “MHBPA”), the Company transferred into a trust account or paid directly to the MHBPA, approximately $7,601,000 and $6,770,000 in purse funds for the years ended December 31, 2004 and 2003, respectively.  Minnesota Statutes specify that amounts transferred into trust are the property of the trust and not of the Company.  Unpaid purse fund obligations due the MHBPA were $131,146 and $103,194 at December 31, 2004 and 2003, respectively.  The interest rates on any statutory purses accrued but not transferred into the trust (which are guaranteed by the Company’s Chairman of the Board) were 5.25% and 4.00% at December 31, 2004 and 2003, respectively.

During the year ended December 31, 2003 net cash provided by operating activities was $4,783,823, which resulted principally from net income of $2,870,130, depreciation and amortization of $1,158,458, an increase in accounts payable and accrued wages and payroll taxes of $498,242, an increase in income taxes payable of $412,170 and a decrease in restricted cash of $468,093.  The increase in accounts payable and accrued wages and payroll taxes is due primarily to an increase of $200,000 in year-end incentive awards, and an increase of $168,000 in wage accruals caused by an increase in labor rates, number of employees and hours worked.  The decrease in restricted cash of $468,093 is primarily due to the decrease in the card club’s jackpot pools and player pool of $347,000 caused by timing differences due to jackpots, prizes and giveaways paid to the players.  In addition, purses payable for horsemen decreased approximately $121,000 due to the timing of payments made to the MHBPA.  These items were partially offset by an increase in other current assets of $556,480, due mainly to an increase in prepaid expenses including an increase of $402,000 in prepaid insurance premiums and an increase of $113,000 in prepaid license fees assessed to the Company by the Minnesota Racing Commission as a result of the 2003 legislative session; and a decrease in card club accruals of $197,837 resulting from a decrease of $347,000 in the jackpot funds and player pool, offset by an increase of $149,000 in other card club accruals.

Cash Flows from Investing Activities.

Cash used in investing activities for the year ended December 31, 2004 was $4,636,723 for capital expenditures, including $1,762,000 for remodeling and modernization of the clubhouse level of the grandstand.

The Company also invested $1,092,000 in several other projects which were only partially complete at December 31, 2004 including widening and significantly upgrading the surface of the practice track, installing an equine swimming pool, and replacing stalls in the summer barns on the backside.  These projects are planned to be completed for the 2005 live race meet.  The Company also acquired gaming equipment for the Card Club amounting to $378,000 and made various other investments in building improvements and furniture, fixtures and equipment in 2004.  For fiscal 2003, net cash used in investing activities was $3,720,377 for capital expenditures, including the purchase of eighteen acres of undeveloped land adjacent to the Racetrack for approximately $2,085,000, and approximately $303,000 for improvements to the track level of the grandstand, and various additions to furniture, fixtures and equipment.

Cash Flows from Financing Activities.

Cash used by financing activities was $294,555 for the year ended December 31, 2004 compared to cash used by financing activities of $193,924 for the year ended December 31, 2003. In 2004 the net cash outflows resulted primarily from the special cash dividend of $947,129, partially offset by proceeds of $666,938 from the issuance of common stock due to the exercise of stock options and the Company’s employee stock purchase plan.  The 2003 net cash outflows resulted primarily from the special cash dividend of $551,696 and net payments to the MHBPA of $76,152, partially offset by proceeds of $433,924 from the issuance of common stock due to the exercise of stock options and the Company’s employee stock purchase plan.

The Company renewed a general credit and security agreement with Bremer Bank, N.A. on April 30, 2003.  Borrowings under the credit agreement include a commercial revolving credit line, which provides for maximum advances of $2,250,000 with interest at the prime rate (5.25% at December 31, 2004).  No borrowings under the credit line were outstanding during the year ended December 31, 2004 and 2003 respectively.  The Company is currently in negotiations to renew the agreement with Bremer Bank on April 30, 2005 for another two-year term.

Cash balances at December 31, 2004 were $4,178,544 compared to $2,523,560 at December 31, 2003.  Restricted cash balances were $1,746,599 at December 31, 2004 compared to $1,286,738 at December 31, 2003.  Management believes that funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2005.

FACTORS AFFECTING FUTURE PERFORMANCE:

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future financial performance, business activities or plans which are typically preceded by the words “believes,” “expects,” “anticipates,” “intends” or similar expressions.  For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws.  Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could cause actual performance, activities or plans to differ significantly from those indicated in the forward-looking statements.  Such risks and uncertainties include, but are not limited to: material fluctuations in attendance at the Racetrack, material changes in the level of wagering by patrons, decline in interest in the unbanked card games offered at the Card Club, competition from other venues offering unbanked card games, legislative and regulatory decisions and changes, the impact of wagering products and technologies introduced by competitors; increases in the percentage of revenues allocated for purse fund payments; increases in compensation and employee benefit costs; the general health of the gaming sector; higher than expected expense related to new marketing initiatives; and other factors discussed from time to time in the Company’s filings with the Securities and Exchange Commission.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on borrowings under our commercial revolving credit line that bears interest at the prime rate.  At December 31, 2004 we have no debt borrowings under our credit facility.

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

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)                                  Financial Statements

The following financial statements of the Company are set forth on pages 26 through 39 of the Form 10-K:

(b)                                 Supplementary Data

See Note 11 of Notes to Consolidated Financial Statements at page 39 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Canterbury Park Holding Corporation

Shakopee, Minnesota

We have audited the accompanying consolidated balance sheets of Canterbury Park Holding Corporation and subsidiaries (the Company) as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Canterbury Park Holding Corporation and subsidiaries as of December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

March 25, 2005

Minneapolis, Minnesota

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

	2004	2003

ASSETS

CURRENT ASSETS:
Cash	$4,178,544	$2,523,560
Restricted cash	1,746,599	1,286,738
Accounts receivable, net of allowance of $82,600 and $32,600	750,612	369,976
Inventory	134,653	135,298
Deposits	20,000	20,000
Prepaid expenses	850,881	848,959
Deferred income taxes	103,000	121,000
Total current assets	7,784,289	5,305,531

LAND, BUILDINGS AND EQUIPMENT, net (Note 2)	20,438,532	17,112,933
	$28,222,821	$22,418,464

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,129,405	$1,584,145
Card club accruals	1,736,746	1,294,826
Accrued wages and payroll taxes	1,799,419	1,434,295
Accrued interest payable	229	2,158
Advance from MHBPA (Note 1)	131,146	103,194
Accrued property taxes	282,119	223,907
Income taxes payable (Note 3)	17,486	95,499
Payable to horsepersons	414,621	344,343
Total current liabilities	6,511,171	5,082,367

DEFERRED INCOME TAXES (Note 3)	716,000	510,000

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

STOCKHOLDERS’ EQUITY (Note 4):
Common stock, $.01 par value, 10,000,000 shares authorized, 3,835,669 and 3,714,369, respectively, shares issued and outstanding	38,357	37,144
Additional paid-in capital	12,763,811	11,510,650
Accumulated earnings	8,193,482	5,278,303
Total stockholders’ equity	20,995,650	16,826,097
	$28,222,821	$22,418,464

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

OPERATING REVENUES:
Pari-mutuel	$17,805,597	$17,330,838	$16,857,745
Card Club	28,432,768	22,954,218	18,152,012
Concessions	5,529,203	4,828,711	4,351,096
Admissions and parking	539,826	552,746	526,443
Publications	631,432	646,403	663,178
Other operating revenue	1,960,466	1,532,823	1,150,840
	54,899,292	47,845,739	41,701,314

OPERATING EXPENSES:
Statutory purses	8,496,480	7,472,370	6,556,575
Minnesota Breeders’ Fund	1,299,908	1,178,890	1,096,076
Host track fees	2,344,500	2,244,721	2,234,115
Pari-mutuel taxes	267,754	246,475	251,338
Salaries and benefits	20,283,216	17,495,140	15,656,565
Cost of concessions and publication sales	3,226,150	2,832,537	2,655,888
Depreciation and amortization	1,311,124	1,158,458	1,152,298
Utilities	1,168,824	1,158,207	916,249
Repairs, maintenance and supplies	1,496,697	1,430,802	1,348,971
License fees and property taxes	664,172	430,528	262,440
Advertising and marketing	2,372,159	2,247,878	2,029,033
Insurance	1,106,900	916,351	583,355
Other operating expenses	4,094,163	3,774,322	3,156,547
	48,132,047	42,586,679	37,899,450
NONOPERATING (EXPENSES) REVENUES:
Interest expense (Note 6)	(16,406)	(3,116)	(8,321)
Other	49,885	42,837	37,261
	33,479	39,721	28,940

INCOME BEFORE INCOME TAX EXPENSE	6,800,724	5,298,781	3,830,804

Income tax expense (Note 3)	(2,938,416)	(2,428,651)	(1,554,209)

NET INCOME	$3,862,308	$2,870,130	$2,276,595

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,775,990	3,675,919	3,581,546

BASIC NET INCOME PER COMMON SHARE (Note 5)	$1.02	$.78	$.64

DILUTED NET INCOME PER COMMON SHARE (Note 5)	$.92	$.70	$.57

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Total

Balance, December 31, 2001	3,529,324	$35,293	$10,240,249	$1,579,668	$11,855,210

Cash dividend paid				(896,394)	(896,394)

Exercise of stock options	81,850	819	372,238		373,057

Tax benefit of stock option exercises			159,000		159,000

Shares issued under Employee Stock Purchase Plan	27,299	273	139,498		139,771

Net income				2,276,595	2,276,595

Balance, December 31, 2002	3,638,473	$36,385	$10,910,985	$2,959,869	$13,907,239

Cash dividend paid				(551,696)	(551,696)

Exercise of stock options	43,500	435	200,562		200,997

Tax benefit of stock option exercises			166,500		166,500

Shares issued under Employee Stock Purchase Plan	32,396	324	232,603		232,927

Net income				2,870,130	2,870,130

Balance, December 31, 2003	3,714,369	$37,144	$11,510,650	$5,278,303	$16,826,097

Cash dividend paid				(947,129)	(947,129)

Exercise of stock options	77,850	779	293,834		294,613

Purchase and retirement of common stock	(752)	(8)	(14,356)		(14,364)

Tax benefit of stock option exercises			349,800		349,800

Shares issued under Employee Stock Purchase Plan	29,202	292	372,033		372,325

Shares issued under Employee Stock Ownership Plan	15,000	150	251,850		252,000

Net income				3,862,308	3,862,308

Balance, December 31, 2004	3,835,669	$38,357	$12,763,811	$8,193,482	$20,995,650

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,862,308	$2,870,130	$2,276,595
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,311,124	1,158,458	1,152,298
Tax benefit from exercise of stock options	349,800	166,500	159,000
Gain on sale of property & equipment			(258,074)
Increase in deferred income taxes	224,000	43,000	178,000
(Increase) decrease in restricted cash	(459,861)	468,093	(310,340)
(Increase) decrease in accounts receivable	(380,636)	(64,395)	250,611
(Increase) decrease in other current assets	(1,277)	(556,480)	11,392
(Decrease) increase in income taxes payable	(78,013)	412,170	(451,001)
Increase in accounts payable and accrued wages & payroll taxes	910,384	498,242	54,645
Increase (decrease) in card club accruals	441,920	(197,837)	434,198
(Decrease) increase in accrued interest	(1,929)	2,158	(15,878)
Increase (decrease) in accrued property taxes	58,212	(4,983)	(8,894)
Increase (decrease) in payable to horsepersons	70,278	(11,233)	120,418
Increase in due to MHBPA	27,952
Contribution of common stock to ESOP	252,000
Net cash provided by operations	6,586,262	4,783,823	3,592,970

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to land, buildings and equipment	(4,636,723)	(3,720,377)	(3,428,488)
Proceeds from sale of land			422,663
Net cash used in investing activities	(4,636,723)	(3,720,377)	(3,005,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	666,938	433,924	512,828
Purchase of stock	(14,364)
Decrease in due to MHBPA		(76,152)	(193,894)
Cash dividend to shareholders	(947,129)	(551,696)	(896,394)
Net cash used in financing activities	(294,555)	(193,924)	(577,460)

NET INCREASE IN CASH	1,654,984	869,522	9,685

CASH AT BEGINNING OF YEAR	2,523,560	1,654,038	1,644,353

CASH AT END OF YEAR	$4,178,544	$2,523,560	$1,654,038

INTEREST PAID	$9,000	$608	$19,947

INCOME TAXES PAID	$2,425,000	$1,807,000	$1,680,000

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

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

Reclassifications – Certain prior year numbers have been reclassified to be consistent with current period presentation.  These reclassifications had no effect on net earnings or stockholders’ equity.

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

Advance from the Minnesota Horsemen’s Benevolent and Protective Association, Inc. (the “MHBPA”) - The Minnesota Pari-Mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as statutory purses in the statements of operations), received from wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations.  Pursuant to an agreement with the MHBPA, the Company has transferred into a trust account or paid directly to the MHBPA, approximately $7,601,000, $6,770,000 and $6,110,000 for the years ended December 31, 2004, 2003 and 2002, respectively, related to thoroughbred races.  Amounts due to the MHBPA, are guaranteed by the Chairman of the Board.  Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company.  The interest rates on any statutory purses accrued but not transferred into the trust were 5.25%, 4.00% and 4.25% at December 31, 2004, 2003 and 2002, respectively.

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

Borrowings - The weighted average interest rates on short-term borrowings at December 31, 2004, 2003 and 2002 were 5.25%, 4.00% and 4.25%, respectively.  The weighted average rates for short-term borrowings for the years ended December 31, 2004, 2003 and 2002 were 4.23%, 4.17% and 4.50%, respectively.

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

Statement of Financial Accounting Standards No. 123 (SFAS 123) - In 1996, the Company adopted SFAS 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.  As permitted by SFAS 123, the Company has elected to continue following the guidance of APB 25 for measurement and recognition of stock-based transactions with employees.  No compensation cost has been recognized for stock options issued under the Stock Option Plan because the exercise price of all options granted was at least equal to the fair value of the common stock at the date of grant.  If compensation cost for the Company’s Stock Plan and Employee Stock Purchase Plan had been determined based on the fair value at the grant dates, consistent with the method provided in SFAS 123, the Company’s net income and earnings per share would have been as follows:

	2004	2003	2002
Net Income:
As reported	$3,862,308	$2,870,130	$2,276,595
Pro forma	3,414,243	2,450,141	2,061,359

Basic Earnings Per Share:
As reported	$1.02	$.78	$.64
Pro forma	.90	.67	.58

Diluted Earnings Per Share:
As reported	$.92	$.70	$.57
Pro forma	.82	.60	.52

The fair value of options granted under the Plan during 2004, 2003 and 2002 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2004	2003	2002
Dividend yield	None	None	None
Expected volatility	46%	37%	37%
Risk-free interest rate	3.28%	2.99%	4.41%
Expected life of option	71 mo.	71 mo.	69 mo.
Fair value of options on grant date	$840,000	$837,000	$363,000

Accounting Pronouncements - In December 2004, the FASB revised SFAS No. 123, Share Based Payment (SFAS No. 123R).  This Statement supercedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  SFAS No. 123R requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value.  The Company is required to adopt SFAS No. 123R as of July 1, 2005.  As of the effective date, this Statement applies to all new awards issued as well as awards modified, repurchased, or cancelled.  Additionally, for stock-based awards issued prior to the effective date, compensation cost attributable to future services will be recognized as the remaining service is rendered.  The Company may also elect to restate prior periods by applying a modified retrospective method to periods prior to the effective date.  The Company is in the process of determining which method of adoption it will elect as well as the potential impact on its consolidated financial statements upon adoption.

2.                                       LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment consists of the following at December 31:

	2004	2003

Land	$6,645,701	$6,637,027
Buildings and building improvements	12,683,492	9,232,778
Furniture and equipment	10,978,532	9,968,428
	30,307,725	25,838,233
Accumulated depreciation	(9,869,193)	(8,725,300)
	$20,438,532	$17,112,933

3.                                       INCOME TAXES

A reconciliation between income taxes computed at the statutory federal income tax rate and the effective tax rate is as follows:

	2004	2003	2002

Federal tax expense computed at statutory rate	$2,312,000	$1,802,000	$1,303,000
Nondeductible lobbying expense	163,000	197,000	23,000
State expense, net of federal impact	471,000	381,000	253,000
Other	(7,584)	48,651	(24,791)
	$2,938,416	$2,428,651	$1,554,209

Income tax expense for the years ended December 31, 2004, 2003 and 2002 consists of the following:

	2004	2003	2002
Current
Federal	$2,081,616	$1,822,351	$1,054,309
State	632,800	563,300	321,900
	2,714,416	2,385,651	1,376,209
Deferred, primarily Federal	224,000	43,000	178,000
	$2,938,416	$2,428,651	$1,554,209

Current and long term temporary differences and tax carryforwards at December 31 are as follows:

	2004	2003
Current
Vacation accrual	64,000	98,000
Other	39,000	23,000
Net current deferred tax asset	$103,000	$121,000

	2004	2003
Long-Term
Tax depreciation greater than book depreciation	$(740,000)	$(474,000)
Deferred gain on sale of land	(104,000)	(104,000)
Other	128,000	68,000
Net long-term deferred tax liability	$(716,000)	$(510,000)

4.                                       STOCKHOLDERS’ EQUITY

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

Stock option activity related to the Plan during the years ended December 31, 2004, 2003 and 2002 is summarized below:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	692,200	$5.42	639,700	$4.79	633,800	$4.39

Granted	94,500	16.67	96,000	15.13	86,500	7.49
Exercised	(77,850)	3.78	(43,500)	4.48	(76,850)	4.49
Canceled					(3,750)	6.63

Outstanding at end of year	708,850	$7.90	692,200	$6.24	639,700	$4.79

Options exercisable at end of year	631,850	$6.88	616,200	$5.42	590,367	$4.56

The following table summarizes information concerning all options outstanding and options exercisable as of December 31, 2004:

Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$1.75 – 2.50	140,050	2.0	$2.18	140,050	$2.18
2.50 – 5.00	100,400	3.6	3.87	100,400	3.87
5.00 – 7.50	258,400	4.9	6.52	258,400	6.52
7.50 – 17.25	210,000	4.7	15.35	133,000	14.82

The Plan provides that payment of the exercise price may be made in the form of unrestricted shares of common stock already owned by the optionee.  The Company calculates the fair market value of unrestricted shares as the average of the high and low sales prices on the date of exercise.   During 2004, the Company purchased and retired 752 shares valued at $14,364.

Employee Stock Purchase Plan:

On April 3, 1995, the Board of Directors adopted the 1995 Employee Stock Purchase Plan.  The plan, which is open to all employees of the Company working more than 15 hours per week, commenced on April 15, 1995 and will continue for 10 years.  The plan consists of one-year phases.  The phases commence on October 1 of each year.  Under the terms of the plan, employees may set aside a portion of their payroll earnings to purchase shares of the Company’s common stock at the lower of 85% of the fair market value of the shares on the commencement date of each phase or 85% of the fair market value on the termination date of each phase.  The plan provides for the sale of up to 250,000 shares.  The plan issued 29,202, 32,396 and 27,299 shares in 2004, 2003 and 2002, respectively.

401(k) Plan:

On June 1, 1998 the Company established a defined contribution savings plan for employees who had completed one year of service, as defined in the Plan document.  The defined contribution savings plan allows for employee compensation deferral contributions under Section 401(k) of the Internal Revenue Code and discretionary contributions by the Company.  Employer contributions charged to operations in 2004, 2003 and 2002 were approximately $113,000, $108,000 and $88,000, respectively.

Employee Stock Ownership Plan:

In December 2004, the Company’s Board of Directors approved an Employee Stock Ownership Plan effective for the calendar year beginning January 1, 2004.  All eligible employees of the Company participate in the ESOP Plan after completing one full calendar year of service.  Contributions to the plan are determined by the Board of Directors and can be made in cash or shares of the Company’s common stock.  Annual contributions are allocated to each participant based on compensation and vest in accordance with a seven year graded vesting schedule.  On December 17, 2004, the Company committed to contribute 15,000 shares of the Company’s common stock valued at $252,000.  Shares will be issued and allocated to the accounts of eligible employees based upon their 2004 compensation on or before April 15, 2005.

5.                                       EARNINGS PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations:

	2004	2003	2002

Net income (numerator) amounts used for basic and fully diluted per share computations:	$3,862,308	$2,870,130	$2,276,595

Weighted average shares (denominator) of common stock outstanding:
Basic	3,775,375	3,675,919	3,581,546
Plus dilutive effect of stock options	408,243	401,621	381,982
Diluted	4,183,618	4,077,540	3,963,528

Net income per common share:
Basic	$1.02	$.78	$.64
Diluted	.92	.70	.57

6.                                       LINES OF CREDIT

The Company has a general credit and security agreement with Bremer Bank, N.A.  Borrowings under the credit agreement include a commercial revolving credit line, which provides for maximum advances of $2,250,000 with interest at the prime rate until April 20, 2005.  The Company had no borrowings under the credit line during the year 2004.  The credit agreement contains covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of December 31, 2004.  Management believes that funds available under this line of credit, along with funds generated from card club and simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2005.

7.                                       OPERATING LEASES AND COMMITMENTS

In January 1999 the Company entered into a five-year totalizator services agreement with Autotote Systems, Inc. (Autotote).  This five-year contract was renewed for an additional five-year term in January 2004.  Pursuant to the agreement, Autotote provides totalizator equipment and computer programs which record and process all wagers and calculate the odds and payoffs.  Amounts charged to operations under this agreement for the years ended December 31, 2004, 2003 and 2002 were approximately $370,000, $390,000 and $383,000, respectively.  During annual live race meets, Autotote provides uplink services, which enables the Company to simulcast horse races held at Canterbury Park to out-of-state racetracks.  These services resulted in amounts charged to operations in 2004, 2003 and 2002 of approximately $135,500, $126,000 and $124,000, respectively.

8.                                       CONTINGENCIES

In connection with the purchase of the Racetrack (Note 1), the Company entered into an Earn Out Promissory Note dated March 29, 1994. In accordance with the Earn Out Note, if (i) off-track betting becomes legally permissible in the State of Minnesota and (ii) the Company begins to conduct off-track betting with respect to or in connection with its operations, the Company will be required to pay to the IMR Fund, L.P. the greater of $700,000 per operating year, as defined, or 20% of the net pretax profit, as defined for each of five operating years.  At this time, management believes that the likelihood that these two conditions will be met, and that the Company will be required to pay these amounts is remote.  At the date (if any) that these two conditions are met, the five minimum payments will be discounted back to their present value and the sum of those discounted payments will be capitalized as part of the purchase price in accordance with generally accepted accounting principles.  The purchase price will be further increased if payments become due under the “20% of Net Pretax Profit” calculation.  The first payment is to be made 90 days after the end of the third operating year in which off-track betting is conducted by the Company.  Remaining payments would be made within 90 days of the end of each of the next four operating years.

The Company is periodically involved in various legal actions arising in the normal course of business.  At December 31, 2004, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

9.                                       RELATED-PARTY TRANSACTIONS

The president/director and two other directors have guaranteed performance by the Company under a $500,000 bond issued to the Minnesota Racing Commission.

The Company paid $74,000 in 2002 to a former member of the Board of Directors for advertising and marketing services provided to the Company.

The Company paid a total of $50,052 in 2004 and $62,000 in 2003 to the Chair and Vice Chair of the Company in consideration for the services they provided pursuant to consulting agreements.  In addition, another non-employee Board member received $32,000 in 2004, $61,000 in 2003 and $13,000 in 2002 for services related to building grass roots support for proposed legislation to provide expanded gaming authority to the Company.

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

Depreciation, interest expense and income taxes are allocated to the segments but no allocation is made to concessions for shared facilities.  The concessions segment paid approximately 25% of gross revenues on live racing and special event days to the horse racing segment for use of the facilities in 2004, 2003 and 2002.

The following tables provide information about the Company’s operating segments:

	Twelve Months Ended December 31, 2004
	Horse Racing	Card Club	Concessions	Total
Revenues from external customers	$20,944	$28,433	$5,522	$54,899

Intersegment revenues	357		1,872	2,229

Net interest income (expense)	33			33

Depreciation and amortization	784	527		1,311

Segment income before income taxes	588	6,165	1,238	7,991

Segment Assets	$24,397	$3,688	$3,164	$31,249

	Twelve Months Ended December 31, 2003
	Horse Racing	Card Club	Concessions	Total
Revenues from external customers	$20,061	$22,954	$4,831	$47,846

Intersegment revenues	362		1,586	1,948

Net interest income (expense)	40			40

Depreciation and amortization	695	463		1,158

Segment income before income taxes	693	4,621	998	6,312

Segment Assets	$18,459	$3,727	$1,905	$24,092

	Twelve Months Ended December 31, 2002
	Horse Racing	Card Club	Concessions	Total
Revenues from external customers	$19,194	$18,154	$4,353	$41,701

Intersegment revenues	395		1,215	1,610

Net interest income (expense)	29			29

Depreciation and amortization	596	556		1,152

Segment income before income taxes	541	3,290	639	4,470

Segment Assets	$14,883	$4,003	$1,116	$20,003

Included in horse racing segment revenues for the years ended December 31, 2004, 2003 and 2002 is approximately $288,000, $212,000 and $228,000, respectively, for rental of the racing facility for special events and storage.

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals:

	2004	2003	2002
Revenues
Total revenue for reportable segments	$57,128	$49,794	$43,311
Elimination of intersegment revenues	(2,229)	(1,948)	(1,610)
Total consolidated revenues	$54,899	$47,846	$41,701
Income before income taxes
Total segment income before income taxes	$7,991	$6,312	$4,470
Elimination of intersegment income before income taxes	(1,190)	(1,013)	(639)
Total consolidated income before income taxes	$6,801	$5,299	$3,831

	December 31, 2004	December 31, 2003	December 31, 2002
Assets
Total assets for reportable segments	$31,249	$24,213	$20,003
Elimination of intercompany receivables	(3,026)	(1,795)	(973)
Total consolidated assets	$28,223	$22,418	$19,030

11.                                 SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

	2004 Quarter Ended:
	March 31	June 30	September 30	December 31
Operating revenues	$11,385,965	$14,422,649	$17,279,804	$11,810,874

Operating expenses	9,105,737	13,394,712	15,393,116	10,238,482

Net income	1,260,178	580,860	1,064,204	957,066

Basic earnings per share	.34	.15	.28	.25

Diluted earnings per share	.30	.14	.26	.23

	2003 Quarter Ended:
	March 31	June 30	September 30	December 31
Operating revenues	$9,229,250	$13,128,383	$14,981,550	$10,506,556

Operating expenses	7,771,922	12,105,109	13,716,910	8,992,738

Net income	839,087	593,552	575,547	861,944

Basic earnings per share	.23	.16	.16	.23

Diluted earnings per share	.21	.15	.14	.21

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

Item 9B.     OTHER INFORMATION

Not Applicable.

PART III

Item 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under Item 402 of Regulations S-K to the extent applicable with respect to the directors will be set forth in a section captioned “Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 2005 (the “2005 Proxy Statement”), a definitive copy of which will be filed with the Commission within 120 days of the close of the 2004 fiscal year, which information is incorporated herein by reference.  Information regarding executive officers is presented under Item 1(c)(x) herein.

Code of Ethics

The Company has adopted a code of Ethics applicable to all officers of the Company as well as certain other key accounting personnel.  A copy of the Code of Ethics can be obtained free of charge upon written request directed to the Company’s Secretary at the executive offices of the Company.

Item 11.                EXECUTIVE COMPENSATION

Information required under Item 402 of Regulation S-K will be set forth in a section entitled “Executive Compensation and Other Information” in the Company’s 2005 Proxy Statement which information is incorporated herein by reference.

Item 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under Item 403 of Regulation S-K will be set forth in a section entitled “Security Ownership of Certain Beneficial Owners” and “Election of Directors” in the Company’s 2005 Proxy Statement which information is incorporated herein by reference.

INFORMATION REGARDING EQUITY COMPENSATION PLANS

The following table sets forth information as of December 31, 2004 regarding our equity compensation plans.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category (1)	(a) Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in column (a))
Equity compensation plans approved by security holders:
1994 Stock Plan	708,850	$7.90	351,000
1995 Employee Stock Purchase Plan	0	0	65,175

Equity compensation plans not approved by security holders:
Stock Option Plan for Non - Employee Consultants and Advisors (2)	0	0	172,500

Total	708,850	0	588,675

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

Item 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information, if any, required by Item 404 of Regulation S-K will be set forth in a section entitled “Certain Transactions” in the Company’s 2005 Proxy Statement which information is incorporated herein by reference.

Item 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of this Form 10-K and Item 9(e) of Schedule 14A will be set forth in a section entitled “The Company’s Auditors” in the Company’s 2005 Proxy statement which information is incorporated herein by reference.

PART IV

Item 15.                EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1.                   The following Consolidated Financial Statements of Canterbury Park Holding Corporation and subsidiaries are included in Part II, Item 8 pages 29 - 43:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements Of Operations for the years ended December 31, 2004, 2003, and 2002

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003, and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002

Notes to Consolidated Financial statements

2.                                 No financial statement schedules are required by Item 8 and Item 15(e) of Form 10-K.

3.                                 The exhibits listed on the “Exhibits Index” on pages 47 & 48 are filed with this Form 10-K or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2005		CANTERBURY PARK HOLDING CORPORATION

	By	/s/ Randall D. Sampson
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

Signature	Title	Date

/s/ Curtis A. Sampson	Chairman of the Board	March 29, 2005
Curtis A. Sampson

/s/ Dale H. Schenian	Director; Vice Chairman	March 29, 2005
Dale H. Schenian

/s/ Randall D. Sampson	Chief Executive Officer, President,	March 29, 2005
Randall D. Sampson	General Manager, Treasurer and
Director

/s/ David C. Hansen	Chief Financial Officer*	March 29, 2005
David C. Hansen

/s/ Patrick R. Cruzen	Director	March 29, 2005
Patrick R. Cruzen

/s/ Carin J. Offerman	Director	March 29, 2005
Carin J. Offerman

/s/ Burton F. Dahlberg	Director	March 29, 2005
Burton F. Dahlberg

* Principal Accounting Officer

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

Exhibit Index To

Form 10-K for the Year Ended December 31, 2004

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

Filed as Exhibit 10.10 to the Form 10-KSB for the fiscal year ended December 31, 1998.

10.11	Stock Purchase Savings Plan	Filed as Exhibit 10.11 to Form 10-KSB for the fiscal year ended December 31, 1997 and incorporated herein by reference.

10.13	Stock Option Plan for Non-Employee Consultants and Advisors	Filed as Exhibit 4.3 to the Registration Statement on Form S-8 of the Company filed on August 28, 1997 (File No. 333-34509) and incorporated herein by reference.

21	Subsidiaries of the Registrant	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm	Filed herewith.

24	Power of Attorney	Included in signature page at page 43.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 0f 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

The exhibits referred to in this Exhibit will be supplied to a shareholder at a charge of $.25 per page upon written request directed to Canterbury Park Holding Corporation at the executive offices of the Company.