Form 10-Q
period 2005-03-31
CANTERBURY PARK HOLDING CORP
filed 2005-05-16
CIK 926761

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

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

The Company had 3,890,169 shares of common stock, $.01 par value per share, outstanding as of May 11, 2005.

CANTERBURY PARK HOLDING CORPORATION

PART I – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2005 AND DECEMBER 31, 2004

	(Unaudited) March 31, 2005	December 31, 2004
ASSETS

CURRENT ASSETS
Cash	$5,750,878	$4,178,544
Restricted Cash	1,703,678	1,746,599
Accounts receivable, net of allowance of $82,600 and $82,600	560,771	750,612
Inventory	149,553	134,653
Deposits	20,000	20,000
Prepaid expenses	644,628	850,881
Deferred income taxes	208,100	103,000
Total current assets	9,037,608	7,784,289

LAND, BUILDINGS AND EQUIPMENT, net of accumulated depreciation of $10,200,391 and $9,869,193, respectively	21,279,722	20,438,532

	$30,317,330	$28,222,821

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,415,990	$2,129,405
Card club accruals	1,766,161	1,736,746
Accrued wages and payroll taxes	1,629,867	1,799,419
Accrued interest payable	1,657	229
Due to MHBPA	192,809	131,146
Accrued property taxes	357,913	282,119
Income taxes payable	284,687	17,486
Payable to horsepersons	547,495	414,621
Total current liabilities	7,196,579	6,511,171

DEFERRED INCOME TAXES	693,400	716,000

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 3,888,169 and 3,835,669, respectively, shares issued and outstanding	38,882	38,357
Additional paid-in capital	13,114,559	12,763,811
Accumulated earnings	9,273,910	8,193,482
Total stockholders’ equity	22,427,351	20,995,650
	$30,317,330	$28,222,821

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

PERIODS ENDED MARCH 31, 2005 AND 2004 (Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004

OPERATING REVENUES:
Pari-mutuel	$2,915,286	$3,179,729
Card Club	7,437,000	6,888,201
Concessions	879,566	826,922
Admissions and parking	26,170	38,718
Publications	113,839	108,041
Other operating revenue	350,694	344,354
	11,722,555	11,385,965

OPERATING EXPENSES:
Statutory purses	1,294,537	1,214,570
Minnesota breeders’ fund	265,674	269,437
Host track fees	481,786	519,838
Pari-mutuel taxes	46,191	50,982
Salaries and benefits	4,647,896	4,177,853
Cost of concessions and publication sales	611,169	571,228
Depreciation and amortization	342,000	285,000
Utilities	260,647	243,584
Repairs, maintenance and supplies	229,082	287,283
License fees and property taxes	147,696	140,694
Advertising and marketing	327,280	368,308
Insurance	304,281	249,309
Other operating expenses	837,136	727,651
	9,795,375	9,105,737

NONOPERATING (EXPENSES) REVENUES:
Interest expense	(1,589)	(1,355)
Other	18,957	10,605
	17,368	9,250

INCOME BEFORE INCOME TAX EXPENSE	1,944,548	2,289,478

INCOME TAX EXPENSE (Note 1)	(864,120)	(1,029,300)

NET INCOME	$1,080,428	$1,260,178

BASIC NET INCOME PER COMMON SHARE (Note 1)	$.28	$.34

DILUTED NET INCOME PER COMMON SHARE (Note 1)	$.26	$.30

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

PERIODS ENDED MARCH 31, 2005 AND 2004 (Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,080,428	$1,260,178
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	342,000	285,000
Tax benefit from exercise of stock options	100,900	140,000
Decrease in deferred income taxes	(127,700)	(105,000)
Decrease (increase) in restricted cash	42,921	(327,131)
Decrease (increase) in accounts receivable	189,841	(243,714)
Decrease in other current assets	191,353	156,125
Increase in income taxes payable	267,201	319,300
Increase in accounts payable and accrued wages & payroll taxes	117,033	897,286
Increase in card club accruals	29,415	448,121
Increase in accrued interest	1,428	1,180
Increase in accrued property taxes	75,794	68,793
Increase in payable to horsepersons	132,874	115,462
Increase in due to MHBPA	61,663	—
Net cash provided by operations	2,505,151	3,015,600

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to land, buildings and equipment	(1,183,190)	(1,556,258)
Net cash used in investing activities	(1,183,190)	(1,556,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	250,373	56,400
Net proceeds on advance from MHBPA	—	24,107
Net cash provided by financing activities	250,373	80,507

NET INCREASE IN CASH	1,572,334	1,539,849

CASH AT BEGINNING OF PERIOD	4,178,544	2,523,560

CASH AT END OF PERIOD	$5,750,878	$4,063,409

INTEREST PAID	$0	$0

INCOME TAXES PAID	$625,000	$675,000

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED MARCH 31, 2005 AND 2004

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies is included in the notes to consolidated financial statements in the 2004 Annual Report on Form 10-K.

Unaudited Financial Statements - The consolidated balance sheet as of March 31, 2005, the consolidated statements of operations for the three months ended March 31, 2005 and 2004, the consolidated statements of cash flows for the three months ended March 31, 2005 and 2004, and the related information contained in these notes have been prepared by management without audit.  In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made.  Results for an interim period should not be considered as indicative of results for a full year.

Reclassifications – Certain prior period numbers have been reclassified to be consistent with current period presentation.  These reclassifications had no effect on net earnings or stockholders’ equity.

Restricted Cash – Restricted cash represents refundable deposits and amounts due to horsepersons for purses, stakes and awards, and amounts accumulated in the Player Pool to be used to repay players in the form of promotions, giveaways, prizes, or by other means.

Income Taxes - Income tax expense is computed by applying the estimated annual effective tax rate to the year-to-date income.

Net Income Per Share – Basic net income per common share is based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding for the three months ended March 31, 2005 and March 31, 2004 were 3,876,397 and 3,727,993, respectively.  Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding.  The Company’s only potential common shares outstanding are stock options.  After considering the dilutive effect of stock options outstanding, the weighted average shares used to calculate diluted earnings per share for the three months ended March 31, 2005 and 2004 were 4,216,094 and 4,158,204, respectively.

Fair Values of Financial Instruments – Due to the current classification of all financial instruments of the Company, given the short-term nature of the related account balances, carrying amounts reported in the consolidated balance sheets approximate fair value.

Stock Based Employee Compensation - At March 31, 2005, the Company has a stock option plan which provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and non-employees, including directors of and consultants to the Company and any subsidiary, to purchase up to a maximum of 1,450,000 shares of common stock.  As permitted by Statement of Financial Accounting Standards (SFAS) 123, the Company has elected to continue following the guidance of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for measurement and recognition of stock-based transactions with employees.  No compensation cost has been recognized for stock options granted under the plan because the exercise price of all options granted was at least equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Stock Based Employee Compensation Table:

	Three Months Ended March 31,
	2005	2004
Net Income:
As reported	$1,080,428	$1,260,178
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(45,059)	(115,783)
Pro forma net income	$1,035,369	$1,144,395

Earnings Per Share:
Basic - as reported	$.28	$.34

Basic - pro forma	$.27	$.31

Diluted - as reported	$.26	$.30

Diluted – pro forma	$.25	$.28

Accounting Pronouncement - In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS No.123, Share Based Payment (SFAS No. 123R).  This Statement supercedes APB Opinion No. 25, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  SFAS No. 123R requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value.  In April 2005 the effective date of SFAS No. 123R was deferred to the fiscal year beginning after June 15, 2005.  Consequently, the Company is required to adopt SFAS No. 123R as of January 1, 2006.  As of the effective date, this Statement applies to all new awards issued as well as awards modified, repurchased, or cancelled.  Additionally, for stock-based awards issued prior to the effective date, compensation cost attributable to future services will be recognized as the remaining service is rendered.  The Company may also elect to restate prior periods by applying a modified retrospective method to periods prior to the effective date.  The Company is in the process of determining which method of adoption it will elect as well as the potential impact on its consolidated financial statements upon adoption.

2.               BORROWINGS UNDER CREDIT AGREEMENT

The Company has a credit agreement with Bremer Bank N.A. that provides for a revolving credit line permitting advances of up to $2,250,000 with interest at the prime rate.  The Company had no borrowings under this credit line at March 31, 2005 or December 31, 2004.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements at all times throughout the quarter ended March 31, 2005.  Management believes that funds available under this line of credit, along with funds generated from card club and simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2005.

3.               OPERATING SEGMENTS

During the first three months of 2005 and 2004, the Company had three reportable operating segments:  card club, horse racing and concessions.  The card club segment primarily represents operations of the Canterbury Card Club. The horseracing segment primarily represents simulcast and live racing operations, and the concessions segment primarily represents concessions provided during simulcast and live racing, in the card club and during special events.  The Company’s reportable operating segments are strategic business units that offer different products and services.  They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services.  The horse racing and card club segments are regulated by the State of Minnesota Racing Commission.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the 2004 Annual Report on Form 10-K.

Depreciation, interest expense and income taxes are allocated to the segments but no allocation is made to concessions for shared facilities.  However, the concessions segment pays approximately 25% of gross revenues earned on live racing and special event days to the horse racing segment for use of the facilities.

The following table provides information about the Company’s operating segments (in 000’s):

	Three Months Ended March 31, 2005
	Card Club	Horse Racing	Concessions	Total

Revenues from external customers	$7,437	$3,406	$880	$11,723

Intersegment revenues		13	481	494

Net Interest income		17		17

Depreciation and amortization	132	210		342

Segment income before income taxes	1,375	547	129	2,051

Segment Assets	$3,718	$26,429	$3,282	$33,429

	Three Months Ended March 31, 2004
	Card Club	Horse Racing	Concessions	Total

Revenues from external customers	$6,888	$3,671	$827	$11,386

Intersegment revenues		22	455	477

Net Interest income		9		9

Depreciation and amortization	117	168		285

Segment income before income taxes	1,459	807	165	2,431

At December 31, 2004

Segment Assets	$3,688	$24,397	$3,164	$31,249

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Three Months Ended March 31,
	2005	2004
Revenues:
Total revenue for reportable segments	$12,217	$11,863
Elimination of intersegment revenues	(494)	(477)
Total consolidated revenues	$11,723	$11,386

Income before income taxes:
Total segment income before income taxes	$2,051	$2,431
Elimination of intersegment income before income taxes	(106)	(142)
Total consolidated income before income taxes	$1,945	$2,289

	March 31, 2005	December 31, 2004
Assets:
Total assets for reportable segments	$33,429	$31,249
Elimination of intercompany receivables	(3,112)	(3,026)
Total consolidated assets	$30,317	$28,223

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

The Company is periodically involved in various legal actions arising in the normal course of business.  At March 31, 2005, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

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

 Canterbury Park’s Card Club (the “Card Club”) hosts “unbanked” card games in which players compete against each other and not against the house.  The Card Club is open twenty-four hours a day, seven days a week.  Under Minnesota law, the Company is required to pay up to 14% of the gross Card Club revenues to the Racetrack’s purse fund and the State of Minnesota Breeders’ Fund.  However, the Company has agreed with the Minnesota Horsemen’s Benevolent and Protective Association (“MHBPA”) to pay 15% of Card Club revenues into the purse fund for 2005 and 2004.

The Company also generates revenues from other activities such as admission and parking fees and from the sale of food and beverage, programs and other racing publications, and corporate sponsorships.  Additional revenues are derived from an RV park and the use of the Racetrack facilities for special events such as concerts, craft shows and snowmobile racing.

Results of Operations for the Three Months Ended March 31, 2005 and March 31, 2004:

Total operating revenues increased $ 336,590, or 3.0%, during three months ended March 31, 2005 compared to the three months ended March 31, 2004.  The increase is due primarily to increases in Card Club revenue and concessions revenue, offset by a decrease in pari-mutuel revenue.

Pari-mutuel revenue decreased $ 264,443, or 8.3 % in the three-month period ended March 31, 2005 compared to the same period in 2004.  This was due to a reduction in total wagering (“the handle”) for the three-month period ended March 31, 2005.  Total handle was approximately $13.7 million or 9.4%, lower than total handle of $15.1 million during the same quarter a year ago.  The decrease is primarily attributable to persistent poor weather conditions in the east, which resulted in the cancellation of a significant number of races during the first quarter of 2005 and growing competition from internet wagering on simulcast racing.  See the “Summary of Pari-Mutuel Data” below.

	Three Months Ended March 31,
Summary of Pari-Mutuel Data:	2005	2004

Simulcast racing days	90	91

On-track simulcast handle	$13,703,000	$15,132,000

Average daily handle	$152,256	$166,286

Total Card Club revenue increased 8.0% to $7,437,000 for the first three months of 2005 compared to $6,888,000 for the same period in 2004.  The primary source of Card Club revenue is a percentage of the wagers received from the players as compensation for providing the Card Club facility and services, referred to as the “collection revenue”.  The Company also receives a specified percentage of the jackpot fund collection as reimbursement for administrative costs of maintaining the jackpot funds, and collects fees for administering tournaments, which represents “other revenue”.  The increase in revenue is due primarily to growth in the Card Club’s poker games.  Poker collection revenue grew  $727,000 or 19.2% compared to the first quarter of 2004 and continues to be fueled by the popularity of televised poker tournaments.  This increase was partly offset by a $161,000 or 5.5% decrease in Casino Games collection revenue compared to the first three months of 2004.  This decrease is partially due to new competition from Native American casinos, which have expanded their gaming options to include some of the same “unbanked” card games as those offered at Canterbury Park.  Card Club revenues represented 63.4% and 60.5% of total revenues for the three-month periods ended March 31, 2005 and 2004, respectively.  See the “Summary of Card Club Data” below.

	Three Months Ended March 31,
Summary of Card Club Data:	2005	2004

Poker Games	$4,516,000	$3,789,000
Casino Games	2,754,000	2,915,000
Total Collection Revenue	7,270,000	6,704,000

Other Revenue	167,000	184,000
Total Card Club Revenue	$7,437,000	$6,888,000

Number of Days Offered	90	91
Average Revenue per Day	$82,633	$75,692

Concession revenues increased 6.4% to $879,566 for the quarter ended March 31, 2005 compared to $826,922 for the first quarter of 2004 due primarily to higher sales volumes in the Poker room.  In addition, the Company was remodeling its simulcast area during the first quarter of 2004 and offered many food and beverage incentives which did not recur in 2005.

Total operating expenses in the first quarter of 2005 increased by approximately $690,000, or 7.6%, compared to 2004 primarily due to increases in salary and benefit costs, and costs related to compliance with the Sarbanes-Oxley Act of 2002.  Salary and benefit costs increased $470,000, or 11.3%, compared to the first quarter of 2004, primarily due to an increase of approximately 7% in total hours worked caused by higher levels of operations in the Card Club and concessions, an overall increase in salary and wages rates, and a 20.0% increase in group medical costs caused by increased premium rates and increased participation.  Other operating expenses increased $109,484, or 15.0% compared to the same period last year primarily due to the cost of consultants hired to assist with implementation of Section 404 of the Sarbanes-Oxley Act of 2002.

Total expense for statutory purses and Minnesota breeders’ fund increased $76,204, or 5.1%, for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004.  Card club related statutory purses and contributions to the Minnesota breeders’ fund increased 10.9% to $1,116,000 compared to $1,006,000 for the first quarter of 2004 due to higher total collection revenues in the first quarter of 2005.  This increase was partly offset by a decrease of $33,725 in purse and breeders’ fund expenses related to simulcast racing because of a decrease in handle during the first quarter of 2005 compared to the first quarter of 2004.  Depreciation increased $57,000 or 20.0% compared to the same period in 2004 due to significant improvements to the facility during 2004.  Insurance expense increased $54,972, or 22.0% compared to the first quarter of 2004 primarily due to increased workers compensation and property and liability insurance rates.  Total operating expenses as a percentage of revenues increased to 83.6% for the first three months of 2005, compared to 80.0% for the first three months of 2004.  This increase was expected due to the above mentioned compliance costs and is also partly due to lower pari-mutuel revenues for the first quarter compared to last year.

Income before income taxes decreased $344,930, or 15.1%, to $1,944,548 for the three months ended March 31, 2005, from $2,289,478 for the three months ended March 31, 2004.  Income tax expense was $864,120 and $1,029,300 for the first quarters of 2005 and 2004, respectively, resulting in net income of $1,080,428 and $1,260,178, respectively.

Commitments and Contingencies:

There have been no material changes in our outstanding commitments and contingencies since those reported at December 31, 2004.

Liquidity and Capital Resources:

Cash provided by operating activities for the three months ended March 31, 2005 was $2,505,151 and resulted principally from net income of $1,080,428, depreciation and amortization of $342,000, an increase in income taxes payable of $267,201, a decrease in accounts receivable of $189,841 due to the timing of payments and receipts on wagering imbalances with out-of-state racetracks, and a decrease in other current assets of $191,353 resulting from a reduction in prepaid expenses. During the period January 1, 2004 through March 31, 2004, Cash provided by operating activities for the three months ended March 31, 2004 was $3,015,600 and resulted principally from net income of $1,260,178, depreciation and amortization of $285,000, an increase in income taxes payable of $319,300, an increase in accounts payable and accrued wages & payroll taxes of $897,286, an increase in card club accruals of $448,121, offset by an increase in accounts receivable of $243,714 and an increase in restricted cash of $327,131.  Pursuant to an agreement with the Minnesota Horsemen’s Benevolent and Protective Association (MHBPA), during the three months ended March 31, 2005 and 2004, the Company transferred into a trust account for these purposes or paid directly to the MHBPA approximately $1,100,000 and $1,075,000, respectively.  At March 31, 2005 the company had an additional liability to the MHBPA of $192,809.  This liability will be paid in 2005 together with interest at the prime-lending rate.

Net cash used in investing activities for the first quarter of 2005 of $1,183,190 was used for improvements to the backside barns and facilities related to live racing.  The Company is in the process of installing a new equine swimming pool, upgrading the summer barns and making a significant upgrade to the training track.  Net cash used in investing activities was $1,556,258 in the first quarter of 2004 and related primarily to the remodeling of the club-level simulcast area of $1.1 million and acquisitions of equipment.

Cash provided by financing activities during the first three months of 2005 consisted of proceeds received upon the exercise of stock options of $250,373. Cash provided by financing activities during the first three months of 2004 consisted of proceeds received upon the exercise of stock options of $56,400 and net proceeds from the advance from the MHBPA of $24,107.

The Company has a credit agreement with Bremer Bank N. A. that provides a revolving credit line permitting advances of up to $2,250,000 with interest at the prime rate.  The Company had no borrowings under the line of credit at March 31, 2005 or December 31, 2004.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements at all times throughout the quarter ended March 31, 2005.

Unrestricted cash balances at March 31, 2005 were $5,750,878 compared to $4,178,544 at December 31, 2004.  The Company believes that funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2005 for regular operations.  If the Racino discussed below under “Legislation” receives necessary legislative approval, the Company will require substantial additional debt and/or equity financing.  The Company believes that such financing with reasonable terms can be obtained.

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

Our significant accounting policies are included in Note 1 to our consolidated financial statements in our 2004 Annual Report on Form 10-K. We believe the following critical accounting policies represent our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Regulation - Our business can be materially impacted both positively and negatively by legislative and regulatory changes, such as those described below. Significant negative changes resulting from these activities could result in an impairment of our property and equipment in accordance with generally accepted accounting standards. Additional information regarding how our business can be impacted by legislative and regulatory changes are included in Item 1 (vi), and Item 1 (vii), respectively, in our 2004 Annual Report on Form 10-K, which information is incorporated herein by reference..

Legislation:

Legislation has been introduced in the Minnesota Legislature to allow electronic gaming devices to be operated by the Minnesota State Lottery and authorize banked card games at the Racetrack.  This concept, often referred to as a “Racino”, as proposed for Canterbury Park would include approximately 3,000 gaming devices, 40 table games, a 250-room hotel, an Olympic scale horse park and additional restaurant venues.  Based on the success of several Racinos in other states, the Company believes that if this legislation becomes law, it will enhance horse racing with increased purses, provide growth and development opportunities for the Company, and produce significant new tax revenues for state and local governments.  Legislation has also been introduced to remove the 50-table limit in the card room, and to impose a gaming tax on card room revenues.  All of the bills mentioned above are, as of the date of this Report, pending further action in the Minnesota Legislature.

In addition, legislation has been enacted in Minnesota to raise the minimum wage from $5.15 to $6.15 an hour.  Minnesota will join 15 other states with higher minimums than those set by the Federal government.  This legislation becomes effective in August 2005 and management believes it will have an adverse affect on results of operations.

The effort to obtain legislative authority for the initiatives mentioned above has required, and will continue to require, substantial expenditures and there can be no assurance that any bill favorable to the Company’s interests will be enacted into law this year.

Factors Affecting Future Performance:

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future financial performance, business activities or plans which are typically preceded by the words “believes,” “expects,” “anticipates,” “intends” or similar expressions.  For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws.  Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could cause actual performance, activities or plans to differ significantly from those indicated in the forward-looking statements.  Such risks and uncertainties include, but are not limited to: material fluctuations in attendance at the Racetrack, material changes in the level of wagering by patrons, decline in interest in the unbanked card games offered at the Card Club, competition from other venues offering unbanked card games, legislative and regulatory changes, the impact of wagering products and technologies introduced by competitors; increases in the percentage of revenues allocated for purse fund payments; increases in compensation and employee benefit costs; the general health of the gaming sector; higher than expected expense related to new marketing initiatives; and other factors discussed from time to time in the Company’s filings with the Securities and Exchange Commission.

ITEM 3:                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on borrowings under our commercial revolving credit line that bears interest at the prime rate.  At March 31, 2005 we have no debt borrowings under our credit facility.

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

ITEM 4:                   CONTROLS AND PROCEDURES

(a)                                  Evaluation of Disclosure Controls and Procedures:

Management, with the participation of the Company’s principal executive officer, Randall D. Sampson, and principal financial officer, David C. Hansen, has evaluated the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report.  Management has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that the disclosure controls are also effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

(b)                                 Changes in Internal Control Over Financial Reporting:

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                                 Legal Proceedings

Not applicable

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.                                 Defaults Upon Senior Securities

Not applicable

Item 4.                                 Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.                                 Other Information

Not applicable

Item 6.                                 Exhibits

(a)                                 The following exhibits are included herein:

11                           Statement re computation of per share earnings - See Net Income Per Share under Note 1 of Notes to Consolidated Financial Statements under Part 1, Item 1, which is incorporated herein by reference.

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

CANTERBURY PARK HOLDING CORPORATION

Dated: May 16, 2005	/s/ Randall D. Sampson
Randall D. Sampson,
President and Chief Executive Officer

Dated: May 16, 2005	/s/ David C. Hansen
David C. Hansen,
Vice President and Chief Financial Officer