Form 10-Q
period 2005-06-30
CANTERBURY PARK HOLDING CORP
filed 2005-08-15
CIK 926761

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.

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

The Company had 3,901,369 shares of common stock, $.01 par value per share, outstanding as of August 9, 2005.

Canterbury Park Holding Corporation

Part I — Financial Information

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2005 AND DECEMBER 31, 2004

	(Unaudited) June 30, 2005	December 31, 2004
ASSETS

CURRENT ASSETS
Cash	$5,251,032	$4,178,544
Restricted Cash	4,175,093	1,746,599
Accounts receivable	605,876	750,612
Inventory	278,693	134,653
Deposits	20,000	20,000
Prepaid expenses	697,956	850,881
Income tax refund receivable	153,715
Deferred Income Taxes	257,600	103,000
Total current assets	11,439,965	7,784,289

LAND, BUILDING AND EQUIPMENT, net of accumulated depreciation of $10,517,850 and $9,869,193, respectively	22,513,244	20,438,532

	$33,953,209	$28,222,821

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,877,337	$2,129,405
Card club accruals	1,617,097	1,736,746
Accrued wages and payroll taxes	1,788,089	1,799,419
Accrued interest	6,211	229
Due to MHBPA	338,519	131,146
Accrued property taxes	293,229	282,119
Cash dividend payable	973,717
Income taxes payable		17,486
Payable to horsepersons	413,678	414,621
Total current liabilities	11,307,877	6,511,171

DEFERRED INCOME TAXES	682,900	716,000

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 3,895,369 and 3,835,669, respectively, shares issued and outstanding	38,954	38,357
Additional paid-in capital	13,169,136	12,763,811
Accumulated earnings	8,754,342	8,193,482
Total stockholders’ equity	21,962,432	20,995,650
	$33,953,209	$28,222,821

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

PERIODS ENDED JUNE 30, 2005 AND 2004 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
OPERATING REVENUES:
Pari-mutuel	$4,861,902	$5,128,225	$7,777,188	$8,307,954
Card Club	7,273,912	6,788,541	14,710,912	13,676,742
Concessions	1,804,959	1,612,092	2,684,525	2,439,014
Admissions and parking	228,171	189,379	254,341	228,097
Publications	186,746	196,799	300,585	304,840
Other operating revenue	551,229	507,613	901,923	851,967
	14,906,919	14,422,649	26,629,474	25,808,614

OPERATING EXPENSES:
Statutory purses	2,450,693	2,472,686	3,745,230	3,687,256
Minnesota breeders’ fund	355,279	356,735	620,953	626,172
Host track fees	631,909	695,307	1,113,695	1,215,145
Pari-mutuel taxes	58,684	73,615	104,875	124,597
Salaries and benefits	5,752,024	5,380,013	10,399,920	9,557,866
Cost of concessions andpublication sales	1,023,337	890,707	1,634,506	1,461,935
Depreciation and amortization	398,250	311,000	740,250	596,000
Utilities	286,925	274,442	547,572	518,026
Repairs, maintenance and supplies	457,639	527,300	686,721	814,583
License fees and property taxes	161,494	154,492	309,190	295,186
Advertising and marketing	830,717	844,510	1,157,997	1,212,818
Insurance	317,520	306,047	621,801	555,356
Other operating expenses	1,275,831	1,107,858	2,112,967	1,835,509
	14,000,302	13,394,712	23,795,677	22,500,449
NONOPERATING (EXPENSES)REVENUES:
Interest expense	(5,151)	(5,087)	(6,740)	(6,433)
Other, net	29,981	12,229	48,938	22,834
	24,830	7,151	42,198	16,401

INCOME BEFORE INCOME TAXEXPENSE	931,447	1,035,088	2,875,995	3,324,566

INCOME TAX EXPENSE (Note 1) BENEFIBENEFITEXPENSE) (Note 1)	(477,298)	(454,228)	(1,341,418)	(1,483,528)

NET INCOME	$454,149	$580,860	$1,534,577	$1,841,038

BASIC NET INCOME PER COMMON SHARE (Note 1)	$.12	$.15	$.40	$.49

DILUTED NET INCOME PER COMMON SHARE (Note 1)	$.11	$.14	$.37	$.44

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

PERIODS ENDED JUNE 30, 2005 AND 2004  (Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,534,577	$1,841,038
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	740,250	596,000
Tax benefit from exercise of stock options	116,600	335,900
Increase in deferred income taxes	(187,700)	(107,000)
Decrease (increase) in accounts receivable	144,736	(127,488)
Decrease (increase) in other current assets	8,885	(302,415)
Decrease in income taxes payable	(171,201)	(21,319)
Increase in accounts payable and accrued wages &payroll taxes	3,736,602	3,369,363
(Decrease) increase in card club accruals	(119,649)	195,995
Increase in accrued interest	5,982	3,930
Increase (decrease) in accrued property taxes	11,110	(3,653)
(Decrease) increase in payable to horsepersons	(943)	67,544
Increase (decrease) in due to MHBPA	207,373	(3,789)
Net cash provided by operations	6,026,622	5,844,106

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to land, building and equipment	(2,814,962)	(2,949,312)
Increase in restricted cash	(2,428,494)	(2,467,236)
Net cash used in investing activities	(5,243,456)	(5,416,548)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	289,322	265,461
Net cash provided by financing activities	289,322	265,461

NET INCREASE IN CASH	1,072,488	693,019

CASH AT BEGINNING OF PERIOD	4,178,544	2,523,560

CASH AT END OF PERIOD	$5,251,032	$3,216,579

INTEREST PAID	$0	$0

INCOME TAXES PAID	$1,585,000	$1,265,000

DIVIDEND DECLARED	$973,717	$947,129

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED JUNE 30, 2005 AND 2004

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies is included in the notes to consolidated financial statements in the 2004 Annual Report on form 10-K.

Unaudited Financial Statements - The consolidated balance sheet as of June 30, 2005, the consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, the consolidated statements of cash flows for the six months ended June 30, 2005 and 2004, and the related information contained in these notes have been prepared by management without audit.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position and results of operations for such periods have been made.  Results for an interim period should not be considered as indicative of results for a full year.

Reclassifications — In our consolidated statement of cash flows for the six months ended June 30, 2005, we changed the classification of changes in restricted cash balances to present such changes as an investing activity.  We previously presented such changes as an operating activity.  In the accompanying consolidated statements of cash flows for the six months ended June 30, 2004, we reclassified changes in restricted cash balances to be consistent with our 2005 presentation which resulted in a $2,467,236 increase in cash used in investing activities and a corresponding increase in cash flows provided by operations from the amounts previously reported.

Restricted Cash — Restricted cash represents refundable deposits and amounts due to horsemen for purses, stakes and awards, and amounts accumulated in the Player Pool and jackpot pools to be used to repay card club players in the form of promotions, giveaways, prizes, or by other means.

Income Taxes - Income tax expense is computed by applying the estimated annual effective tax rate to the year-to-date income.

Net Income Per Share - Basic net income per common share is based on the weighted average number of common shares outstanding during each year.  The weighted average number of common shares outstanding for the three and six-month periods ended June 30, 2005 were 3,892,153 and 3,884,318, respectively.  The weighted average number of common shares outstanding for the three and six-month periods ended June 30, 2004 were 3,764,585 and 3,746,289, respectively.  Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding.  The Company’s only potential common shares outstanding are stock options.  After considering the dilutive effect of stock options outstanding, the weighted average shares used to calculate diluted earnings per share for the three and six-month periods ended June 30, 2005 were 4,235,928 and 4,184,009, respectively.  The weighted average shares used to calculate diluted earnings per share for the three and six-month periods ended June 30, 2004 were 4,177,286 and 4,162,752, respectively.

Fair values of Financial Instruments — Due to the current classification of all financial instruments of the Company, given the short-term nature of the related account balances, carrying amounts reported in the consolidated balance sheets approximates fair value.

Stock Based Employee Compensation - At June 30, 2005, the Company has a stock option plan which provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and non-employees, including directors of and consultants to the Company and any subsidiary, to purchase up to a maximum of 1,450,000 shares of common stock.  The Company accounts for that plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Stock Based Employee Compensation Table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Income:
As reported	$454,149	$580,860	$1,534,577	$1,841,038
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(328,010)	(148,716)	(373,069)	(264,499)

Pro forma net income	$126,139	$432,144	$1,161,508	$1,576,539

Earnings Per Share:
Basic - as reported	$.12	$.15	$.40	$.49

Basic - pro forma	$.03	$.12	$.30	$.42

Diluted - as reported	$.11	$.14	$.37	$.44

Diluted - pro forma	$.03	$.10	$.28	$.38

2.             BORROWINGS UNDER CREDIT AGREEMENT

Borrowings under the Company’s credit agreement with Bremer Bank include a commercial revolving credit line, which provides for maximum advances of $2,250,000 with interest at the prime rate.  The Company had no borrowings under this credit line at June 30, 2005.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of June 30, 2005.  Management believes that funds available under this line of credit, along with funds generated from card club and simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2005.

3.   OPERATING SEGMENTS

During the first six months of 2005 and 2004, the Company had three reportable operating segments:  horse racing, card club and concessions.  The card club segment primarily represents operations of the Canterbury Card Club.  The horseracing segment primarily represents simulcast and live horse racing operations, and the concessions segment primarily represents concessions provided during simulcast and live racing, in the card club, and during special events.  The Company’s reportable operating segments are strategic business units that offer different products and services.  They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services.  The horse racing and card club segments are regulated by the State of Minnesota Racing Commission.

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

The following tables provide information about the Company’s operating segments (in 000’s):

	Six Months Ended June 30, 2005
	Card Club	Horse Racing	Concessions	Total
Revenues from external customers	$14,711	$9,233	$2,685	$26,629

Intersegment revenues		152	958	1,110

Net interest income		42

Depreciation and amortization	270	470		740

Segment income before income taxes	2,772	132	486	3,390

Segment Assets	$3,610	$30,117	$3,495	$37,222

	Six Months Ended June 30, 2004
	Card Club	Horse Racing	Concessions	Total
Revenues from external customers	$13,677	$9,678	$2,454	$25,809

Intersegment revenues		151	905	1,056

Net interest income		16		16

Depreciation and amortization	242	354		596

Segment income before income taxes	2,848	423	473	3,744

Twelve Months Ended December 31, 2004
Segment Assets	$3,688	$24,397	$3,164	$31,249

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Six Months Ended June 30,
	2005	2004
Revenues
Total revenue for reportable segments	$27,739	$26,865
Elimination of intersegment revenues	(1,110)	(1,056)
Total consolidated revenues	$26,629	$25,809

Income before income taxes
Total segment income before income taxes	$3,390	$3,744
Elimination of intersegment income before income taxes	(514)	(419)
Total consolidated income before income taxes	$2,876	$3,325

	June 30, 2005	December 31, 2004
Assets
Total assets for reportable segments	$37,222	$31,249
Elimination of intercompany receivables	(3,269)	(3,026)
Total consolidated assets	$33,953	$28,223

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

The Company is periodically involved in various legal actions arising in the normal course of business.  At June 30, 2005, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

ITEM 2:MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

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

                Canterbury Park’s Card Club (the “Card Club”) hosts “unbanked” card games in which players compete against each other and not against the house.  The Card Club is open twenty-four hours a day, seven days a week.  Under Minnesota law, the Company is required to pay up to 14% of the gross Card Club revenues to the Racetrack’s purse fund and the State of Minnesota Breeders’ Fund.  However, the Company has agreed with the Minnesota Horseman’s Benevolent and Protective Association (“MHBPA”) to pay 15% of Card Club revenues into the purse fund for 2005 and 2004.

The Company also generates revenues from other activities such as admission and parking fees and from the sale of food and beverage, programs and other racing publications, and corporate sponsorships. Additional revenues are derived from an RV park and the use of the Racetrack facilities for special events such as concerts, craft shows and snowmobile racing.

Results of Operations for the Three and Six Months Ended June 30, 2005 and June 30, 2004

                Total operating revenues increased approximately $821,000 or 3.2% during the six months ended June 30, 2005 compared to the six months ended June 30, 2004, and increased approximately $484,000 or 3.4% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

                Pari-mutuel revenues decreased approximately $531,000 or 6.4% in the six-month period ended June 30, 2005 compared to the same period in 2004, and decreased approximately $266,000 or 5.2% for the three-month period ended June 30, 2005 compared to the same period in 2004. Total handle for the six months ended June 30, 2005 was down $2,721,000 or 6.2% compared to total handle during the six-month period in 2004. Total handle wagered on simulcast races year-to-date in 2005 is down $3,347,000 or 10.1% compared to last year, primarily due to the overall industry decline in pari-mutuel wagering, the lack of a Triple Crown contender in the Belmont Stakes, and growing competition from internet wagering on simulcast races.  However, on-track live handle increased by $784,000 or 12.5% compared to the same period in 2004 primarily due to two additional days of live racing and increased attendance.  Finally, out-of-state handle on live races decreased $159,000 or 3.7% compared to the same period last year due to a decline in simulcast outlets, primarily because the Racetrack excluded selected internet wagering and off-shore entities.  For further information, see the “Summary of Pari-mutuel Data” below.

	Six Months Ended June 30,
Summary of Pari-mutuel Data:	2005	2004

Racing Days
Simulcast only days	153	156
Live and simulcast days	28	26
Total Racing Days	181	182

On-Track Handle
Simulcast only days	$21,884,000	$25,591,000
Live and simulcast days
Live racing	7,072,000	6,288,000
Simulcast racing	7,854,000	7,494,000
Out-of-state Live Handle	4,175,000	4,334,000
Total Handle	$40,985,000	$43,707,000

On-Track Average Daily Handle
Simulcast only days	$143,033	$164,045
Live and simulcast days	533,071	530,077

                Total Card Club revenue increased 7.6% to $14,711,000 for the first six months of 2005 compared to $13,677,000 for the same period in 2004. The primary source of Card Club revenue is a percentage of the wagers from the players as compensation for providing the Card Club facility and services, referred to as the “collection revenue”. The Company also receives a specified percentage of the jackpot fund collection as reimbursement for administrative costs of maintaining the jackpot funds, and collects fees for administering tournaments, which represents “other revenue”. The increase in revenue is due primarily to growth in the Card Club’s poker games. Poker collection revenue grew $1.3 million or 17.7% compared to the first half of 2004 and continues to be fueled by the popularity of televised poker tournaments. This increase was partially offset by a $288,000, or 5%, decrease in Casino Games compared to the first six months of 2004. This decrease is partially due to new competition from Native American casinos, which have expanded their gaming options to include many of the same unbanked card games as those offered at Canterbury Park.  Card Club revenues represented 55.2% and 48.8% of total revenues for the six-month and three-month periods ended June 30, 2005, respectively.  For further information, see the “Summary of Card Club Data” below.

	Six Months Ended June 30,
	2005	2004
Summary of Card Club Data:
Poker Games	$9,006,000	$7,653,000
Casino Games	5,381,000	5,670,000
Total Collection Revenue	14,387,000	13,323,000

Other Revenue	324,000	354,000
Total Card Club Revenue	$14,711,000	$13,677,000

Number of Days Offered	181	182
Average Revenue per Day	$81,276	$75,147

Concession sales for the six-month and three-month periods ended June 30, 2005 increased 10.1% and 12.0%, respectively, compared to the same periods in 2004.  The increase is primarily due to increased patronage in the Card Club.

                Other operating revenues for the six-month and three-month periods ended June 30, 2005 increased approximately $50,000 or 5.9% and $44,000 or 8.6%, respectively, compared to the same periods in 2004.  The increase is primarily due to increased cash services fees and revenues from in-house photography related to live racing.

Total operating expenses increased approximately $1.3 million or 5.8% during the six-month period ended June 30, 2005 compared to the six-month period ended June 30, 2004, and $606,000 or 4.5% during the three months ended June 30, 2005 compared to the three-month period ended June 30, 2004.

Statutory purses and Minnesota breeders’ fund expenses have increased approximately $53,000 or 1.2% and decreased $23,000 or 1.0%, respectively, during the six and three month periods of 2005 compared to 2004, due primarily to increased payments to the purse fund from Card Club revenues, offset by decreased purse liability associated with the decrease in simulcast wagering.  Salaries and benefits increased approximately $842,000 or 8.8% in the six-month period and approximately $372,000 or 6.9% in the three-month period compared to the same periods last year primarily due to an increase of approximately 8.5% in total hours worked caused by higher levels of operations in the Card Club and concessions, an overall increase in salary and wage rates, and a 14% increase in group medical costs caused by increases in the number of participants and premium rates.  Cost of sales expense increased approximately $173,000 or 11.8% in the six-month period and $133,000 or 14.9% in the three-month period compared to the same periods last year primarily due to the increase in associated revenues for concessions.  Depreciation increased $144,000 or 24.2% in the six- month period and $87,000 or 28.1% in the three-month period compared to the same periods last year due to the completion of several facilities improvements related to live racing.  Repairs, maintenance and supplies decreased approximately $128,000 or 15.7% in the six-month period and $70,000 or 13.2% in the three-month period compared to the same periods last year primarily due to additional chip expenses incurred in 2004.  Other operating expenses increased approximately $277,000 or 15.1% in the six-month period and $168,000 or 15.2% in the three-month period compared to the same periods in 2004 due to the cost of consultants hired to assist with implementation of the Sarbanes-Oxley act of 2002, and professional fees related to the Company’s legislative efforts for additional gaming authorizations. Total operating expenses as a percentage of total operating revenues were 89.4% for the six-month period ended June 30, 2005 compared to 87.2% for 2004 as the volume increase in revenues was insufficient to cover the additional expenses, in particular the other operating expenses related to regulatory and legislative initiatives.

                Income before income taxes was $2,876,000 for the six months ended June 30, 2005 compared to $3,325,000 for the six months ended June 30, 2004.  After income tax expense of $1,341,000 for the six months ended June 30, 2005, net income was $1,535,000 in 2005 compared to $1,841,000 in 2004.  Income before income taxes for the quarter ended June 30, 2005 was $931,000 compared to $1,035,000 for the quarter ended June 30, 2004.  After income tax expense of $477,000 in the second quarter of 2005, net income was $454,000 compared to $581,000 for the second quarter of 2004.

Commitments and Contingencies

                On June 2, 2005 the Company’s Board of Directors declared a special cash dividend of $.25 per share of common stock payable on July 8, 2005 to shareholders of record on June 25, 2005.  The Company has not adopted any policies regarding dividend payments and there can be no assurance that any dividend will be paid in the future.

There have been no additional material changes in our outstanding commitments and contingencies since those reported at December 31, 2004.

Liquidity and Capital Resources

                During the period January 1, 2005 through June 30, 2005, cash provided by operating activities was $6,026,622, which resulted primarily from net income of $1,534,577; depreciation and amortization of $740,250; an increase in accounts payable and accrued wages and payroll taxes of $3,736,602, caused by a seasonal increase of $2.3 million in horsemen payables, a $1.1 million increase in trade accounts payable, and a $263,000 increase in deferred revenues for corporate sponsorships; an increase in MHBPA payables of $207,373; and an increase in accounts receivable of $144,736. These items were partially offset by an $115,000 decrease in the card club’s jackpot pools and player pool caused by timing differences due to jackpots, prizes and giveaways paid to the players; and an increase in deferred taxes of $187,700.  Pursuant to an agreement with the MHBPA, during the six months ended June 30, 2005 and 2004, the Company transferred into a trust account or paid directly to the MHBPA approximately $3,150,000 and $3,275,000, respectively.  At June 30, 2005, the Company had an additional liability to the MHBPA of $338,519.  This liability will be paid in 2005, including interest earned.

                Net cash used in investing activities for the first six months of 2005 of $5,243,456 resulted primarily from improvements to the backside barns and facilities related to live racing and an increase in restricted cash of $2,428,494 due to a $2.3 million seasonal increase in purses payable for horsemen.  During the six-month period ended June 30, 2004, net cash used for investing activities was $5,416,548 related primarily to building improvements related to the renovation of the club-level of the Racetrack’s grandstand facility for approximately $1.5 million, the acquisition of equipment and an increase in restricted cash of $2,467,236 due to a $2.2 million seasonal increase in purses payable for horsemen.

                During the period January 1, 2005 through June 30, 2005, cash provided by financing activities was $289,322 resulting from the exercise of stock options.  During the period January 1, 2004 through June 30, 2004, cash provided by financing activities was $265,461 representing the exercise of stock options.

                The Company has renewed a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $2,250,000 with interest at the prime rate until April 20, 2007.  The Company had no borrowings under the line of credit at June 30, 2005 or December 31, 2004.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements at all times throughout the quarter ended June 30, 2005.

                Unrestricted cash balances at June 30, 2005 were $5,251,032 compared to $4,178,544 at December 31, 2004. The Company believes that the funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2005 for regular operations.

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

Land, Buildings and Equipment - We have significant capital invested in our property and equipment, which represents approximately 66% of our total assets. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired. Our property and equipment is evaluated for impairment whenever circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value and is charged to operations in the period in which such impairment is determined by management. We do not believe that any impairment has occurred or is likely to occur in the near future.

Regulation - Our business can be materially impacted both positively and negatively by legislative and regulatory changes, such as those described below. Significant negative changes resulting from these activities could result in an impairment of our property and equipment in accordance with generally accepted accounting standards. Additional information regarding how our business can be impacted by legislative and regulatory changes are included in Item 1 (vi), and Item 1 (vii), respectively, in our 2004 Annual Report on Form 10-K.

Legislation:

                On March 10, 2005, a bill was introduced in the Minnesota Legislature, to allow electronic gaming devices to be operated by the Minnesota State Lottery at the Racetrack.  This concept, often referred to as a “Racino”, as proposed for Canterbury Park would include 3,000 gaming devices, a 250-room hotel, an Olympic scale horse park and additional restaurant venues.  Legislation was also introduced in the 2005 session to remove the 50-table limit in the card room defined by current Minnesota Law, and to impose a gaming tax on card room revenues. However, on July 13, 2005 the Minnesota Legislature adjourned without taking further action on any of these bills.

Legislation has been enacted in Minnesota to raise the minimum wage from $5.15 to $6.15 an hour.  Minnesota will join 15 other states with higher minimums than those set by the Federal government.  This legislation became effective August 1, 2005 and management believes it will have an adverse affect on future results of operations. In addition, the Minnesota Legislature passed a law authorizing social Texas Hold’em tournaments in bars and restaurants.  Under this new law, bars and restaurants cannot charge an entry fee for participating in a tournament or award total prizes more than $200.  Management is unable to determine what effect this legislation may have on the Company’s card club operations.

The Minnesota Legislature will reconvene in March 2006, and the Racino legislation will be pending in the Minnesota House. Based on the success of several Racinos in other states, the Company believes that if this legislation becomes law, it will enhance horse racing with increased purses, provide growth and development opportunities for the Company, and produce significant new tax revenues for state and local governments.  The effort to obtain legislative authority for these initiatives has required, and will continue to require, substantial expenditures and there can be no assurance that any bill favorable to the Company’s interests will be enacted into law.

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

ITEM 3:                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We are exposed to market risk from changes in interest rates on borrowings under our commercial revolving credit line that bears interest at the prime rate.  At June 30, 2005 we have no debt borrowings under our credit facility.

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

Not Applicable

Item 3.                                Defaults Upon Senior Securities

Not Applicable

Item 4.                                Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June 2, 2005.  Shareholders elected or reelected the following directors for a one year term:  Patrick R. Cruzen, Burton F. Dahlberg, Carin J. Offerman, Curtis A. Sampson, Randall D. Sampson, and Dale H. Schenian.  Not less than 3,441,148 shares were voted in favor of each of the directors (approximately 93.12% of all shares present and voting).

Item 5.                                Other Information

Not Applicable

Item 6.                                Exhibits and Reports on Form 8-K

(a)               The following exhibits are included herein:

11                          Statement re computation of per share earnings — See Net Income Per Share under Note 1 of Notes to Consolidated Financial Statements under Part 1, Item 1, which is incorporated herein by reference.

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

Canterbury Park Holding Corporation

Dated: August 15, 2005	/s/ Randall D. Sampson
Randall D. Sampson,
President, and Chief Executive Officer

Dated: August 15, 2005	/s/ David C. Hansen
David C. Hansen,
Vice President, and Chief Financial Officer