Form 10-Q
period 2005-09-30
CANTERBURY PARK HOLDING CORP
filed 2005-11-14
CIK 926761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

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

(952) 445-7223
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒   NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐   NO  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐   NO  ☒

The Company had 3,910,569 shares of common stock, $.01 par value per share, outstanding as of November 1, 2005.

Canterbury Park Holding Corporation

PART I.  FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

	(Unaudited)
	September 30, 2005	December 31, 2004
ASSETS

CURRENT ASSETS
Cash	$3,911,464	$4,178,544
Restricted cash	1,370,601	1,746,599
Accounts receivable	791,599	750,612
Inventory	171,135	134,653
Deposits	20,000	20,000
Advance to MHBPA	163,055	—
Prepaid expenses	1,076,459	850,881
Income taxes receivable	31,514	—
Deferred income taxes	201,300	103,000
Total current assets	7,737,127	7,784,289

LAND, BUILDING, AND EQUIPMENT, net of accumulated depreciation of $10,938,677 and $9,869,193, respectively	22,360,115	20,438,532

	$30,097,242	$28,222,821

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,737,046	$2,129,405
Card club accruals	1,750,961	1,736,746
Accrued wages and payroll taxes	1,600,003	1,799,419
Accrued interest payable	3,782	229
Due to MHBPA	—	131,146
Accrued property taxes	369,023	282,119
Income taxes payable	—	17,486
Payable to horsepersons	220,467	414,621
Total current liabilities	6,681,282	6,511,171

DEFERRED INCOME TAXES	642,300	716,000

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 3,910,569 and 3,835,669, respectively, shares issued and outstanding	39,106	38,357
Additional paid-in capital	13,291,840	12,763,811
Accumulated earnings	9,442,714	8,193,482
Total stockholders’ equity	22,773,660	20,995,650
	$30,097,242	$28,222,821

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

PERIODS ENDED SEPTEMBER 30, 2005 AND 2004 (Unaudited)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2005	2004	2005	2004
OPERATING REVENUES:
Pari-mutuel	$5,687,055	$6,275,927	$13,464,243	$14,583,881
Card Club	7,389,380	7,659,464	22,100,292	21,336,206
Concessions	2,216,992	2,137,388	4,901,517	4,576,402
Admissions and parking	296,518	284,736	550,859	512,833
Publications	183,340	207,061	483,925	511,901
Other operating revenue	712,182	715,228	1,614,105	1,567,195
	16,485,467	17,279,804	43,114,941	43,088,418

OPERATING EXPENSES:
Statutory purses	3,282,390	3,456,172	7,027,620	7,143,428
Minnesota breeders’ fund	380,282	403,320	1,001,235	1,029,492
Host track fees	524,036	564,047	1,637,731	1,779,192
Pari-mutuel taxes	72,353	91,838	177,228	216,435
Salaries and benefits	5,931,916	5,904,160	16,331,836	15,462,026
Cost of concessions and publication sales	1,118,474	1,081,772	2,752,980	2,543,707
Depreciation	443,100	333,750	1,183,350	929,750
Utilities	434,861	413,715	982,433	931,741
Repairs, maintenance and supplies	464,542	391,923	1,151,263	1,206,506
License fees and property taxes	169,440	162,689	478,630	457,875
Advertising and marketing	889,733	930,403	2,047,730	2,143,221
Insurance	325,474	295,227	947,275	850,583
Other operating expenses	1,294,837	1,364,100	3,407,804	3,199,609
	15,331,438	15,393,116	39,127,115	37,893,565

NONOPERATING (EXPENSES) REVENUES:
Interest expense	(2,958)	(1,567)	(9,698)	(8,000)
Other, net	37,503	8,990	86,441	31,824
	34,545	7,423	76,743	23,824

INCOME BEFORE INCOME TAX EXPENSE	1,188,574	1,894,111	4,064,569	5,218,677

INCOME TAX EXPENSE (Note 1)	(500,202)	(829,907)	(1,841,620)	(2,313,435)

NET INCOME	$688,372	$1,064,204	$2,222,949	$2,905,242

BASIC NET INCOME PER COMMON SHARE (Note 1)	$.18	$.28	$.57	$.77

DILUTED NET INCOME PER COMMON SHARE (Note 1)	$.16	$.26	$.53	$.70

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

PERIODS ENDED SEPTEMBER 30, 2005 AND 2004 (Unaudited)

	Nine Months Ended September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,222,949	$2,905,242
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,183,350	929,750
Tax benefit from exercise of stock options	27,301	335,900
Decrease in deferred income taxes	(172,000)	(34,000)
Increase in accounts receivable	(40,987)	(261,580)
Increase in other current assets	(262,060)	(281,718)
Decrease in income taxes payable	(49,000)	195,588
Increase in accounts payable and accrued wages & payroll taxes	408,225	1,623,831
Increase in card club accruals	14,215	1,057,959
Increase in accrued interest	3,553	4,754
Increase in accrued property taxes	86,904	65,139
Decrease in payable to horsepersons	(194,154)	(59,126)
Decrease in due to MHBPA	(294,201)	(65,946)
Net cash provided by operations	2,934,095	6,415,793

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to land, building and equipment	(3,104,933)	(3,260,894)
Decrease (increase) in restricted cash	375,998	(780,134)
Net cash used in investing activities	(2,728,935)	(4,041,028)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	501,477	265,461
Cash dividend to shareholders	(973,717)	(947,129)
Net cash used in financing activities	(472,240)	(681,668)

NET INCREASE IN CASH	(267,080)	1,693,097

CASH AT BEGINNING OF PERIOD	4,178,544	2,523,560

CASH AT END OF PERIOD	$3,911,464	$4,216,657

INTEREST PAID	$0	$0

INCOME TAXES PAID	$1,920,000	$1,805,000

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies is included in the notes to consolidated financial statements in the 2004 Annual Report on Form 10-K.

Unaudited Financial Statements - The consolidated balance sheet as of September 30, 2005, the consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, the consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004, and the related information contained in these notes have been prepared by management without audit.  In the opinion of management, all accruals (consisting only of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made.  Results for an interim period should not be considered as indicative of results for a full year.

Reclassifications – In our consolidated statement of cash flows for the nine months ended September 30, 2005, we changed the classification of changes in restricted cash balances to present such changes as an investing activity.  We previously presented such changes as an operating activity.  In the accompanying consolidated statements of cash flows for the nine months ended September 30, 2004, we reclassified changes in restricted cash balances to be consistent with our 2005 presentation which resulted in a $780,134 increase in cash used in investing activities and a corresponding increase in cash flows provided by operations from the amounts previously reported.

Restricted Cash – Restricted cash represents refundable deposits and amounts due to horsepersons for purses, stakes and awards, and amounts accumulated in the Player Pool to be used to repay players in the form of promotions, giveaways, and prizes or by other means.

Income Taxes - Income tax expense is computed by applying the estimated annual effective tax rate to the year-to-date income.

Net Income Per Share – Basic net income per common share is based on the weighted average number of common shares outstanding during each year.  The weighted average number of common shares outstanding for the three and nine-month periods ended September 30, 2005 were 3,902,260 and 3,890,365, respectively.  The weighted average number of common shares outstanding for the three and nine-month periods ended September 30, 2004 were 3,788,517 and 3,760,468, respectively.  Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding.  The Company’s only potential common shares outstanding are stock options.  After considering the dilutive effect of stock options outstanding, the weighted average shares used to calculate diluted earnings per share for the three and nine-month periods ended September 30, 2005 were 4,202,457 and 4,185,335 respectively.  The weighted average shares used to calculate diluted earnings per share for the three and nine-month periods ended September 30, 2004 were 4,142,184 and 4,130,445, respectively.

Fair Values of Financial Instruments – Due to the current classification of all financial instruments of the Company, given the short-term nature of the related account balances, carrying amounts reported in the consolidated balance sheets approximate fair value.

Stock Based Employee Compensation - At September 30, 2005, the Company has a stock option plan which provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and non-employees, including directors of and consultants to the Company and any subsidiary, to purchase up to a maximum of 1,450,000 shares of common stock.  The Company accounts for that plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Stock Based Employee Compensation Table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Income:
As reported	$688,372	$1,064,204	$2,222,949	$2,905,242
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(47,844)	(104,169)	(454,261)	(354,034)

Pro forma net income	$640,528	$960,035	$1,768,688	$2,551,208

Earnings Per Share:
Basic - as reported	$.18	$.28	$.57	$.77

Basic - pro forma	$.16	$.25	$.46	$.68

Diluted - as reported	$.16	$.26	$.53	$.70

Diluted - pro forma	$.15	$.23	$.42	$.62

2.               BORROWINGS UNDER CREDIT AGREEMENT

Borrowings under the Company’s credit agreement with Bremer Bank include a commercial revolving credit line, which provides for maximum advances of $2,250,000 with interest at the prime rate.  The Company had no borrowings under this credit line at September 30, 2005.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of September 30, 2005.  Management believes that funds available under this line of credit, along with funds generated from card club and simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2005.

3.     OPERATING SEGMENTS

During the first nine months of 2005 and 2004, the Company had three reportable operating segments:  horse racing, card club and concessions.  The card club segment primarily represents operations of the Canterbury Card Club.  The horseracing segment primarily represents simulcast and live horse racing operations, and the concessions segment primarily represents food and beverage provided during the simulcast and live racing, in the card club, and during special events.  The Company’s reportable operating segments are strategic business units that offer different products and services.  They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services.  The horse racing and card club segments are regulated by the State of Minnesota Racing Commission.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in the 2004 Annual Report on Form 10-K.

Depreciation, interest expense and income taxes are allocated to the segments but no allocation is made to concessions for shared facilities.  However, the concessions segment pays approximately 25% of gross revenues earned on live racing and special event days to the horse racing segment for use of the facilities.

The following tables provide information about the Company’s operating segments (in 000’s):

	Nine Months Ended September 30, 2005
	Card Club	Horse Racing	Concessions	Total
Revenues from external customers	$22,100	$16,110	$4,905	$43,115

Intersegment revenues	—	320	1,497	1,817

Net interest income	—	77	—	77

Depreciation	411	772	—	1,183

Segment income before income taxes	4,616	(519)	1,236	5,333

Segment Assets	$3,479	$26,570	$4,046	$34,095

	Nine Months Ended September 30, 2004
	Card Club	Horse Racing	Concessions	Total
Revenues from external customers	$21,336	$17,105	$4,647	$43,088

Intersegment revenues	—	341	1,433	1,774

Net interest income	—	24	—	24

Depreciation	374	556	—	930

Segment income before income taxes	4,966	243	1,135	6,344

Twelve Months Ended December 31, 2004

Segment Assets	$3,688	$24,397	$3,164	$31,249

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Nine Months Ended September 30,
	2005	2004
Revenues
Total revenue for reportable segments	$44,932	$44,862
Elimination of intersegment revenues	(1,817)	(1,774)
Total consolidated revenues	$43,115	$43,088

Income before income taxes
Total segment income before income taxes	$5,333	$6,344
Elimination of intersegment income before income taxes	(1,268)	(1,125)
Total consolidated income before income taxes	$4,065	$5,219

	September 30 2005	December 31 2004
Assets
Total assets for reportable segments	$34,095	$31,249
Elimination of intercompany receivables	(3,998)	(3,026)
Total consolidated assets	$30,097	$28,223

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

The Company is periodically involved in various legal actions arising in the normal course of business.  At September 30, 2005, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

Canterbury Park Holding Corporation (the “Company”) owns and operates the Canterbury Park Racetrack and Card Club in Shakopee, Minnesota.  The primary businesses of the Company are simulcast and live pari-mutuel horse racing, hosting unbanked card games, and food and beverage operations.

The Racetrack is the only pari-mutuel horse racing facility in the State of Minnesota.  The Racetrack earns revenues from pari-mutuel take-out on races simulcast year-round to Canterbury Park from racetracks throughout the country and from live race meets featuring thoroughbred and quarter horse racing.  Live race meets commence in the month of May and conclude in September each year.  During live race meets, the Company televises its races to out-of-state racetracks around the country, and earns additional pari-mutuel revenue on wagers placed at the out-of-state racetracks.

Canterbury Park’s Card Club (the “Card Club”) hosts “unbanked” card games in which players compete against each other and not against the house.  The Card Club is open twenty-four hours a day, seven days a week.  Under Minnesota law, the Company is required to pay up to 14% of gross Card Club revenues to the Racetrack’s purse fund and the State of Minnesota Breeders’ Fund.  However, the Company has agreed with the Minnesota Horsemen’s Benevolent and Protective Association (the “MHBPA”) to pay 15% of Card Club revenues into the purse fund for 2005 and 2004.

The Company also generates revenues from other activities such as admission and parking fees, sales of food and beverage and programs and other racing publications, and corporate sponsorships. Additional revenues are derived from an RV park and the use of the Racetrack facilities for special events such as concerts, craft shows and snowmobile racing.

Results of Operations for the Three and Nine Months Ended September 30, 2005 and September 30, 2004

Total operating revenues remained relatively unchanged at $43.1 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, and decreased approximately $794,000 or 4.6% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Pari-mutuel revenues decreased approximately $1.1 million or 7.7% in the nine month period ended September 30, 2005 compared to the same period in 2004, reflecting the decrease in total handle for the nine months ended September 30, 2005 of $8.2 million or 9.7%, compared to the nine-month period in 2004. The Company experienced lower levels of wagering in all pari-mutuel categories during the three and nine-month periods ended September 30, 2005 (refer to the Summary of Pari-Mutuel Data below). Total handle wagered on simulcast races year-to-date in 2005 decreased $4.5 million or 9.1% compared to year-to-date through September 30, 2004.  In addition, on-track live handle decreased by $399,000 or 2.2% compared to the same period in 2004 despite one additional live racing day in 2005.  Finally, out-of-state live handle decreased $3.3 million, or 18.8%, in the first nine months of 2005 compared to the same period last year, due primarily to lower wagering at out-of-state racetracks on the nationally recognized Claiming Crown racing event.  In addition, the Company discontinued accepting wagers on Canterbury’s live race meet from selected Internet wagering and offshore entities due to questions about the regulation of these entities.

The reduction in simulcast handle can be primarily attributed to overall industry as well a number of other factors including significant growth in the accessibility of internet pari-mutuel wagering, the lack of a Triple Crown contender in the Belmont Stakes, and major construction projects in 2005 on freeways leading to Canterbury Park.   There is also a shift in simulcast handle from days when only simulcasting is offered (see table below) to days when both live and simulcast racing are offered, due to the live meet starting one week earlier on Kentucky Derby day, May 7th, in 2005 compared to May 14th in 2004.  The Kentucky Derby simulcast handle of $1.4 million in 2005 included in the table below in simulcast handle for live and simulcast days, compares to 2004 $1.5 million Kentucky Derby simulcast handle which is included in simulcast handle for simulcast only days.  The Company continues to look for ways to make Canterbury Park the most attractive alternative when our customers want to wager on horseracing.  A number of promotions and initiatives to encourage on-track simulcast wagering have recently been implemented.

	Nine Months Ended September 30,
Summary of Pari-mutuel Data:	2005	2004

Racing Days
Simulcast only days	205	207
Live and simulcast days	68	67
Total Racing Days	273	274

On-Track Handle
Simulcast only days
Simulcast handle	$27,375,000	$31,492,000
Live and simulcast days
Live handle	17,591,000	17,990,000
Simulcast handle	17,287,000	17,657,000

Out-of-state Live Handle	14,180,000	17,473,000

Total Handle	$76,433,000	$84,612,000

On-Track Average Daily Handle
Simulcast only days	$133,537	$152,135
Live and simulcast days	$512,912	$532,045

Total Card Club revenue increased $764,000 or 3.6% and decreased $270,000 or 3.5% for the nine and three-month periods ended September 30, 2005, respectively, compared to the same periods in 2004.  The primary source of Card Club revenue is a percentage of the wagers received from the players as compensation for providing the Card Club facility and services, referred to as “collection revenue”.  Other Revenue includes fees collected for the administration of tournaments, and amounts earned as reimbursement of the administrative costs of maintaining the jackpot funds.

The increase in year-to-date Card Club revenue is due primarily to growth of $1.6 million or 13.4% in poker revenue, partially offset by reductions of $677,000 or 7.8% in casino games and $164,000 or 2.5% in other revenues.  The decrease in the third quarter is composed of decreases in casino games revenue of $388,000 or 12.7% and other revenue of $133,000 or 45.1% partially offset by an increase in poker revenue of $251,000 or 5.8%.  The popularity of Texas Hold’Em and televised poker tournaments continues to fuel growth in the Company’s poker business.  However, the Company experienced a significant increase in competition in 2005 from local Native American casinos, which have expanded their casino games offerings to include the same unbanked card games offered at the Card Club. Other revenue decreased during the nine and three-month periods ended September 30, 2005 compared to the same periods in 2004 due to timing of tournament fee revenue from the Fall Classic Poker Tournament which was held in October 2005, compared to September of 2004.

Card Club revenues represented 51.3% and 44.8% of total revenues for the nine-month and three-month periods ended September 30, 2005, respectively. This compares to 49.5% and 44.3% for the nine-month and three-month periods ended September 20, 2004.  The percentages for the three-month period are lower due to increased pari-mutuel revenues in the third quarter due to the live race meet.  The increase in percentages for the nine-month periods is due to decreasing overall pari-mutuel revenue year-to-date.  See the “Summary of Card Club Data” below.

	Nine Months Ended September 30,
Summary of Card Club Data:	2005	2004

Poker Games	$13,575,000	$11,970,000
Casino Games	8,039,000	8,716,000
Total Collection Revenue	21,614,000	20,686,000

Other Revenue	486,000	650,000
Total Card Club Revenue	$22,100,000	$21,336,000

Number of Days Offered	273	274
Average Revenue per Day	$80,952	$77,869

Concession sales for the nine-month and three-month periods ended September 30, 2005 increased 7.1% and 3.7%, respectively, compared to the same periods in 2004.  The year-to-date increase is due primarily to increases in revenues for group sales and concession sales during the live race meet.  The increase for the third quarter is primarily due to a growth in Group Sales revenues, offset by a decrease in revenues in the Card Club due partly to the timing of the Fall Classic Poker Tournament.

Revenue from publication sales decreased 11.5% and 5.5% for the third quarter and year-to-date 2005, compared to the same periods in 2004.  The decrease is directly attributable to fewer simulcast patrons in 2005.

Operating expenses increased $1.2 million or 3.3% during the nine month period ended September 30, 2005 compared to the nine month period ended September 30, 2004, and decreased $62,000 or .4% during the three months ended September 30, 2005 compared to the three month period ended September 30, 2004.  However, total operating expenses as a percentage of total operating revenues increased to 90.8% for the nine-month period ended September 30, 2005 from 87.9% for 2004.  This is primarily attributable to a reduction in revenues in 2005, accompanied by increases in fixed operating expenses such as depreciation, insurance and regulatory costs.

The total of statutory purse and Minnesota breeders’ fund expenses has decreased approximately $144,000 or 1.8% and $197,000 or 5.1%, respectively, during the nine and three month periods of 2005 compared to 2004.  Pari-mutuel related purse and breeder’s fund expense decreased $356,000 or 7.0% and $201,000 or 7.3%, respectively, during the nine and three month periods of 2005 compared to 2004.  These decreases are due to lower levels of pari-mutuel wagering in the nine and three-month periods.  Host fees and pari-mutuel taxes have decreased due to the lower wagering levels as well.  This decrease is partly offset by an increase in total Card Club statutory purse and breeders’ fund expense of $212,000 or 6.8% and $4,000 or .4% for the nine and three-month periods ended September 30, 2005 due to higher Card Club revenues in the corresponding 2005 periods.

Salaries and benefits increased approximately $870,000 or 5.6%, in the nine-month period ended September 30, 2005 and $28,000, or .5%, in the three-month period compared to the same periods last year.  The year-to-date increase includes an increase of $168,000 in insurance and benefit costs related to higher premium rates and greater participation than in 2004; an increase in labor related to concessions sales of $123,000 primarily due to increased revenues; an increase in direct Card Club labor of $314,000 primarily attributable to higher revenues, and a $112,000 increase in labor supporting live racing resulting from the live meet starting a week earlier than in 2004.  Concessions and Card Club labor were also impacted by the minimum wage increase of $1.00 effective August 1, 2005, which resulted in an increase of approximately $60,000 in hourly labor costs in the third quarter of 2005.  While all categories of pari-mutuel revenues decreased in the third quarter and year-to-date in 2005, there is only a minimal decrease in labor costs as out-of-state wagers require no on-track hourly labor and there is only minimal variable labor associated with simulcast racing on a non-live race day.

Cost of sales expense increased approximately $209,000 or 8.2% in the nine-month period and $37,000 or 3.4% in the three-month period compared to the same periods in 2004, due primarily to increases in the cost of concession sales due to increases in food and beverage revenues and complimentary beverages provided in the Card Club, and to higher production costs for the live race program due to higher attendance during the 2005 live race meet compared to 2004.

Depreciation expense increased $254,000 or 27.3% and $109,000 or 32.8% for the nine and three-month periods ended September 30, 2005, respectively, compared to the same periods in 2004.  This increase is primarily attributable to the simulcast area remodeling in 2004 as well as to improvements to the stable area and training facilities between the end of the 2004 and beginning of the 2005 live race meets.

Utilities expenses increased for the nine-month and three-month periods in 2005 due primarily to an increase in electric rates and increased electric usage.  Repairs, maintenance and supplies expense decreased approximately $55,000 or 4.6% for the first nine months of 2005 compared to the same period in 2004, and increased $73,000 or 18.5% in the third quarter of 2005 compared to the third quarter of 2004.  The fluctuations are due to the timing of purchases of replacement chips for the Card Club as well as timing of normal recurring maintenance and supply items.  Advertising and marketing expenses decreased approximately $95,000 or 4.5% in the nine-month period and $41,000 or 4.4% in the three-month period compared to the same periods last year due primarily to decreased participation in the patron loyalty program.  Insurance expense increased approximately $97,000 or 11.4% for the nine-month period and $30,000 or 10.2% for the three-month period compared to the same periods in 2003 due to increased premiums for workers compensation and general liability insurance. Other operating expenses increased approximately $208,000 or 6.5% in the nine-month period compared to 2004 primarily due to increases in consulting fees, the cost of services related to the regulation of our live race meet, and personnel expenses.  Other operating expenses decreased $69,000, or 5.1%, in the three-month period ended September 30, 2005 compared to the prior year primarily due to a provision for bad debts in the third quarter of 2004 for $50,000 which did not recur, and to a reduction in professional fees of approximately $42,000.

Income before income taxes was $4,064,569 for the nine months ended September 30, 2005 compared to $5,218,677 for the nine months ended September 30, 2004.  After income tax expense of $1,841,620 for the nine months ended September 30, 2005, net income was $2,222,949 in 2005 compared to $2,905,242 in 2004.  Our effective income tax rate for the nine months ended September 30, 2005 was 45.3% compared to 44.3% for the same period a year ago.  The difference in the effective rate is due to the non-deductibility of certain lobbying expenses for income tax purposes.  Income before income taxes for the quarter ended September 30, 2005 was $1,188,574 compared to $1,894,111 for the quarter ended September 30, 2004.  After income tax expense of $500,202 in the third quarter of 2005, net income was $688,372 compared to $1,064,204 for the third quarter of 2004.

Commitments and Contingencies

On July 8, 2005, the Company paid a special cash dividend of $.25 per share of common stock payable to shareholders of record on June 17, 2005.  The Company has not adopted any policies regarding dividend payments and there can be no assurance that any dividend will be paid in the future.

There have been no additional material changes in our outstanding commitments and contingencies since those reported at December 31, 2004.

Liquidity and Capital Resources

During the period January 1, 2005 through September 30, 2005, cash provided by operating activities was $2,934,095, which resulted primarily from net income of $2,222,949; depreciation of $1,183,350; an increase in accounts payable and accrued wages and payroll taxes of $408,225, due to an increase in accounts payable of $607,000 primarily attributable to a $213,000 increase in host fees payable, an increase of $76,000 in amounts due to host tracks for settlements, an increase of $108,000 in host fees payable and $142,000 in deferred revenue from corporate sponsorship agreements.  Partially offsetting these increases was a decrease in accrued wages of $199,000 due primarily to the net effect of a decrease in the number of days accrued at September 30 compared to December 31 of $467,000 and an increase of $232,000 in amounts accumulated for the employee stock purchase plan. These items which provided cash for operating activities were partially offset by a decrease in amounts due to the MHBPA of $294,201 resulting primarily from purses paid during the live meet; an increase in other current assets of $262,060 due to increases in prepaid expenses resulting from the timing of payments for insurance premiums and license fees assessed by the Minnesota Racing Commission; and a decrease of $194,154 in payable to horsepersons due to requested pay outs to horse organizations.

Pursuant to an agreement with the MHBPA, during the nine months ended September 30, 2005 and 2004, the Company transferred into a trust account for these purposes or paid directly to the MHBPA $6,500,000 and $6,450,000 respectively.  At September 30, 2005, the Company had a receivable from the MHBPA of $163,055 resulting from purse overpayments by the thoroughbred horsemen during the live meet that concluded on September 5, 2005.  This receivable was collected in full on October 14, 2005.

During the period January 1, 2004 through September 30, 2004, cash provided by operating activities was $6,415,793, which resulted primarily from net income of $2,905,242; depreciation of $929,750; an increase in Card Club accruals of $1,057,959 including an increase of $376,508 for jackpot funds and the player pool, and prize money for the Fall Classic poker tournament of $504,000; and an increase in accounts payable and accrued wages and payroll taxes of $1,623,831, due to an increase in accounts payable of $851,000 primarily attributable to an increase of $279,000 in vendor payables, an increase of $159,000 for MVP Program rewards, a $151,000 increase in uncashed winning tickets and an increase of $158,000 in host fees payable.  Also, accrued wages rose $772,000 compared to December 31, 2003 due to an increase in the number of days accrued at September 30 compared to December 31. These items were partially offset by an increase in accounts receivable of $261,580 due to guest fees from other racetracks and receivables from group sales; and an increase in other current assets of $281,718 due to an increase in prepaid expenses including rising insurance premiums and license fees assessed by the Minnesota Racing Commission.  .

Net cash used in investing activities for the first nine months of 2005 of $2,728,935 resulted primarily from $3.1 million in additions to building improvements and equipment.  A number of improvement projects in the barn area and facilities supporting live racing at the Racetrack were completed in early 2005 and a new outdoor catering area was added before the start of live racing.  This was partially offset by a decrease is restricted cash resulting primarily from decreases in amounts due to the MHPBA and other horsemen.  During the nine-month period ended September 30, 2004, net cash used for investment purposes was approximately $4.0 million resulting primarily from $3.3 million in building improvements, the most significant of which was the renovation of the club-level of the Racetrack’s grandstand facility totaling $1.8 million, the acquisition of gaming equipment for the Card Club, and other equipment and building improvement projects.  In addition the Company experienced an increase in restricted cash of $780,134 due primarily to a $377,000 increase in the Card Club’s jackpot pools and player pool caused by timing differences due to jackpots, prizes and giveaways paid to the players

During the period January 1, 2005 through September 30, 2005, cash used in financing activities was $472,240, representing a special cash dividend to shareholders of $973,717, which was partially offset by proceeds of $501,477 from the exercise of stock options.  During the period January 1, 2004 through September 30, 2004, cash used in financing activities was $681,668 representing a special cash dividend to shareholders of $947,129, and which was partially offset by proceeds of $265,641from the exercise of stock options.

The Company has renewed a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $2,250,000 with interest at the prime rate until April 20,

2007.  The Company had no borrowings under the line of credit at September 30, 2005 or December 31, 2004.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements at all times throughout the quarter ended September 30, 2005.

Unrestricted cash balances at September 30, 2005 were $3,911,464 compared to $4,178,544 at December 31, 2004. The Company believes that the funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2005 for regular operations.

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

Land, Buildings and Equipment - We have significant capital invested in our property and equipment, which represents approximately 74% of our total assets. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired. Our property and equipment is evaluated for impairment whenever circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value and is charged to operations in the period in which such impairment is determined by management.

Regulation – Gaming activities are subject to extensive statutory and regulatory control by federal and state agencies and could be significantly affected by any changes in the political climate and changes to economic and regulatory policies.  These changes may impact the operations of the Company in a materially adverse way. Significant adverse changes could result in an impairment of our property and equipment in accordance with generally accepted accounting standards. Additional information regarding how our business can be impacted by legislative and regulatory changes are included in Item 1 (vi), and Item 1 (vii), respectively, in our 2004 Annual Report on Form 10-K.

Legislation

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

Legislation was enacted in Minnesota to raise the minimum wage from $5.15 to $6.15 an hour effective August 1, 2005.  Minnesota joined 15 other states with higher minimums than those set by the Federal government.  In addition, the Minnesota Legislature passed a law authorizing social Texas Hold’em tournaments in bars and restaurants.  Under this new law, bars and restaurants cannot charge an entry fee for participating in a tournament or award total prizes more than $200.  Due to the very recent commencement date of this legislation, management is unable to determine at this time what effect this legislation has had, or potentially may have, on the Company’s Card Club operations.

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

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on borrowings under our commercial revolving credit line that bears interest at the prime rate.  At September 30, 2005 we have no debt borrowings under our credit facility.

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

(a) The following exhibits are included herein:

11 Statement re computation of per share earnings – See Net Income Per Share under Note 1 of Notes to Consolidated Financial Statements under Part 1, Item 1, which is incorporated herein by reference

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

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

Canterbury Park Holding Corporation

Dated: November 14, 2005	/s/ Randall D. Sampson
Randall D. Sampson,
President, and Chief Executive Officer

Dated: November 14, 2005	/s/ David C. Hansen
David C. Hansen,
Vice President, and Chief Financial Officer