Form 10-K
period 2005-12-31
CANTERBURY PARK HOLDING CORP
filed 2006-03-30
CIK 926761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to

Commission File Number:  001-31569

CANTERBURY PARK HOLDING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1775532
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1100 Canterbury Road

Shakopee, MN  55379

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code:  (952) 445-7223

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value	American Stock Exchange
Title of Each Class	Name of Exchange on which Registered

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES	☐	NO	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES	☐	NO	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	☒	NO	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

YES	☐	NO	☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold of $17.40 per share on the American Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2005, was approximately $41,566,000.

On March 22, 2006, the Company had 4,014,885 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders, to be held on June 1, 2006, are incorporated by reference into Part III of this Form 10-K.

CANTERBURY PARK HOLDING CORPORATION

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2005

TABLE OF CONTENTS

PART I

ITEM 1.	Business
ITEM 1A.	Risk Factors
ITEM 1B.	Unresolved Staff Comments
ITEM 2.	Properties
ITEM 3.	Legal Proceedings
ITEM 4.	Submission of Matters to a Vote of Security Holders

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
ITEM 6.	Selected Financial Data
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk
ITEM 8.	Financial Statements and Supplementary Data
ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
ITEM 9A.	Controls and Procedures
ITEM 9B.	Other Information

PART III

ITEM 10.	Directors and Executive Officers of the Registrant
ITEM 11.	Executive Compensation
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13.	Certain Relationships and Related Transactions
ITEM 14.	Principal Accountant Fees and Services

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

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

On April 19, 2000, the Company opened its Canterbury Card Club (the “Card Club”).  At the Card Club patrons compete against each other in various unbanked card games.  The Card Club operates under laws adopted in 1999 (the “Card Club Legislation”) and is regulated by the Minnesota Racing Commission (the “MRC”).  Under the Card Club Legislation, the Company is authorized to host card games at up to 50 tables and receive a percentage of the wagers or a fee from the players as its revenue for providing the facility and services.  The Card Club Legislation requires that the Racetrack’s purse fund and the State of Minnesota Breeders’ Fund receive a minimum of 10% to 14% of the gross revenue generated by the Card Club

The Company maintains a website at www.canterburypark.com.  Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge on our website.

(b) Financial Information About Segments

The Company divides its business into three segments: card club, horse racing and concessions. The card club segment represents operations of the Canterbury Card Club. The horse racing segment represents simulcast and live racing operations, and the concessions segment represents food and beverage services for simulcast and live racing, the Card Club, and during special events. Further information regarding the Company’s business segments is set forth in Note 10 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10K and such information is incorporated herein by reference.

(c) Narrative Description of Business

(i)            Card Club Operations

The Card Club is open 24 hours per day, seven days per week, offering two types of unbanked card games: Poker and Casino Games.

Poker games, including Texas Hold ‘Em, 7-Card Stud and Omaha, with table limits ranging between $2 and $60, are currently offered on a maximum of 34 tables in the poker room.  In the Canterbury Card Club, a dealer, employed by the Company, regulates the play of the game at each table and deals the cards, but does not participate in play.  In poker games, the sponsor (the Company), is allowed to deduct a percentage from the accumulated wagers and impose other charges for hosting the activity, but does not have an interest in the outcome of a game.  The sponsor may add additional prizes, awards, or money to any game for promotional purposes.  The Company collects a “rake” of 10% of each addition to the “pot”, up to a maximum of $4.00 or $4.50 per hand, depending on the game, as its collection revenue.  In addition, poker games offer progressive jackpots for most games.  In order to fund the jackpot pool, the dealer withholds $1.00 from each final pot, which exceeds the minimum of $15.

Casino Games, including Pai Gow Poker, Blackjack, Caribbean Stud, Let-It-Ride, Three Card Poker and Four Card Poker, are currently offered at 16 tables and are played using a “player pool” system.  “Player pool” means a wagering system, in which wagers lost in card games, are accumulated into a pool for purposes of enhancing the total amount paid back to winning players.  In such instances, the sponsor may only serve as custodian of the player pool and may not have an active interest in any card game.  In the casino games area of the Card Club, the amount that the dealer “wins” or “loses” during the course of play is accumulated in a “Player Pool” to be used to repay players in the form of promotions, giveaways, prizes or by other means.  The Company also takes a “rake” of $.50 to $3.00 per wager, depending on the game and size of wager, for the Company’s collection revenue.  The only casino game to offer a progressive jackpot is Caribbean Stud.  The player has the option of playing the jackpot, and has the opportunity to win some, or all, of the jackpot amount depending upon his hand.

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

Live Racing.

The Company conducts live horse racing at its facility generally from mid-May until early September each year.  In 2005 the Racetrack hosted 68 days of live racing beginning May 7th and concluding September 5th.  The meet included 46 days of mixed Thoroughbred and Quarter Horse racing and 22 days of Thoroughbred only racing.  The 2004 live meet was 67 days long, beginning May 14th and ending September 6th, and consisted of 35 days of mixed Thoroughbred and Quarter Horse racing and 32 days of Thoroughbred only racing

Currently, Minnesota law requires the Racetrack to schedule a minimum of 125 days of live racing annually, unless the MHBPA agrees to a lesser number of live racing days.  Since 1995, the MHBPA has agreed to waive the 125-day requirement and allow the Company to run a live meet of at least 50 days each year.  After 2006, no assurance can be given that the MHBPA will agree to a shorter live meet than the 125-day statutory minimum.  If the MHBPA does not agree to a live meet shorter than 125 days, the Company’s operations could be adversely impacted by a decrease in the daily purses and potential reduction in quality of horses, attendance and overall handle, as well as increased operating expenses.

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

The Company offers “full card” simulcast racing (broadcasting of another racetrack’s entire daily live racing program) from up to 20 racetracks per day, seven days a week, 364 days per year, including Churchill Downs, Hollywood Park, Santa Anita, Gulfstream Park, Belmont Park and Saratoga Racecourse.  In addition, races of national interest, such as the Kentucky Derby, Preakness Stakes and Breeders’ Cup, supplement the regular simulcast program.  The Company regularly evaluates its agreements with other racetracks in order to offer the most popular simulcast signals of live horse racing that are feasible to offer at the Racetrack.

Under applicable provisions of federal and state law, the Racetrack must obtain the consent of the state’s regulatory authority, and the organization which represents the majority of the owners and trainers of the horses who race at the Racetrack, with respect to simulcast operations both as a host and guest track.  In Minnesota such consent must be obtained from the Minnesota Horsemen’s Benevolent and Protective Association (the “MHBPA”) and the MRC.

(iii)         Special Events

While pari-mutuel horse racing and Card Club operations are the Company’s principal businesses, the Company’s facilities are capable of being used for multiple purposes.  In an effort to more fully utilize the property and to generate additional revenues, the Company has increasingly used its grandstand, grounds and parking lot for special events and rentals.  While the use of the Company’s facilities for particular special events and purposes varies from year to year, the following are among the types of events and purposes for which the Company’s facilities have been used: snowmobile races, major arts and crafts shows, trade shows, concerts, motorcycle races, fund raisers, automobile shows and competitions, vehicle and boat storage, and private parties.

(iv)          Sources of Revenue

General.

The Company’s revenues are principally derived from Card Club operations, live and simulcast horseracing and related activities, food and beverage sales and other sources.  For the fiscal year ended December 31, 2005 revenues from Card Club operations represented 53.6% of total revenues.  Horseracing and related activities, including pari-mutuel revenue, admissions, parking and publication sales, generated 32.0% of total revenues in 2005.

Card Club Operations

The Company receives revenues from its Card Club operations, which run 24 hours per day, seven days per week.  The Company currently receives collection revenue from 34 poker tables and 16 tables offering casino games.  Under Minnesota law, the Company is required to pay 10% of the first $6 million of gross Card Club revenues as purse monies.  After meeting the $6,000,000 threshold, the Company must pay 14% of gross Card Club revenues as purse monies, although by agreement with the MHBPA the Company paid 14% of Card Club collection revenues into the purse fund in 2003 and 2002 and 15% of Card Club revenues in 2005 and 2004.  Of funds allocated for purses, the Company pays 10% of the purse monies to the State of Minnesota Breeders’ Fund, with the remaining 90% of purse monies divided between thoroughbred (90%), quarter horse (9%) and standard bred (1%) purse funds

Horseracing and Related Activities

Pari-mutuel wagering – General.

In pari-mutuel wagering, bettors wager against each other in a pool, rather than against the operator of the facility or with preset odds.  From the total amount wagered or “handle,” the Minnesota Pari-Mutuel Horse Racing Act (the “Racing Act”) specifies the maximum percentage, referred to as the “takeout,” which may be withheld by the Racetrack, with the balance returned to the winning bettors.  The takeout constitutes one of the Racetrack’s primary sources of operating revenue.  From the takeout, funds are paid to the State of Minnesota for pari-mutuel taxes, with additional amounts set aside for purses and for the “Breeders’ Fund,” which is a fund apportioned by the MRC among various purposes related to Minnesota’s horse breeding and horse racing industries.  The balance of the takeout remaining after these deductions is commonly referred to as the “retainage.”

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

Wagering on Simulcast Races.

The amount of takeout from simulcast wagering is determined by the laws of the state in which the host track is located.  In addition, the Racing Act establishes a minimum that must be set aside from simulcasting for purse payments on racing within Minnesota.  Different amounts are deducted for purses from the takeout depending on whether simulcasting occurs during the “Racing Season,” a statutorily defined 25 week period beginning in early May each year, or outside of the Racing Season.  If simulcasting occurs during the Racing Season, the amount set aside for purses further depends on whether the simulcasting is part of a full racing card that occurs during the part of the day that live races are conducted at the Racetrack.  For races that are part of a full simulcast racing card that takes place within the time of live races at the Racetrack, the amount reserved for purse payout is 8.4%.  For simulcasting conducted during the Racing Season that does not occur within the time period of live races, the purse is equal to 50% of the takeout remaining after deductions for pari-mutuel taxes, payments to the Breeders’ Fund and payments to the host racetrack for host track fees.  For simulcasting conducted outside of the Racing Season, the amount that must be contributed to the purses is 25% of the takeout after deducting pari-mutuel taxes, payments to the Minnesota Breeders’ Fund and host fee payments to the host racetrack.

The following table sets forth the approximate percentage distribution of each dollar wagered for races simulcast at the Racetrack and the Racetrack’s retainage at December 31, 2005 and 2004:

	During Racing Season
	Concurrent with Live Card		Not Concurrent with Live Card		Outside of Racing Season

Returned to Winning Patrons (1)		80.50%		80.50%		80.50%
Minnesota Breeders’ Fund	1.00		1.00		1.10
Minnesota Pari-Mutuel Taxes (2)	.19		.19		.19
Purse (3)	8.40		7.39		1.70
Host Track Fees (4)	3.50		3.50		3.50
Racetrack Retainage (3)	6.41		7.32		13.01
Total Takeout		19.50		19.50		19.50

Total Handle		100.00%		100.00%		100.00%

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

(3)           Although Minnesota law specifies purse percentages, the actual percentage is determined by agreement between the Racetrack and the MHBPA.  Until December 31, 2004, Minnesota law allowed the Company to deduct an additional 8% expense factor when calculating the purse contribution for periods outside of the racing season.  The MHBPA agreed to allow the Company to continue this deduction through December 31, 2005.

(4)           Payments to the host track generally range from 2.5% to 4.5% of total handle, subject to negotiation with each host track.  For purposes of this table, the host track fee is assumed to be 3.5%.

Revenues from Horseracing Related Activities

The Company generates cash revenues from the receipt of admission and reserved seating charges, preferred and valet parking, and the sales of various daily pari-mutuel publications.

Food and Beverage Sales Revenues

The Company earns revenue from food and beverage sales in its restaurant and numerous concession stands located throughout the facility.   Food and beverage sales occur during live and simulcast racing, in the Card Club and during special events.

Other Revenues

Additional revenues are derived from the operation of an RV Park during the summer months, and the use of the facility year round for special events such as concerts, trade and craft shows, snowmobile racing, business meetings, private parties, horse expositions and sales, boat and automobile storage, community events.  The Company also generates revenue from providing advertising signage space similar to that appearing at many sports stadiums and leases excess parking lot space for various automotive activities and vehicle storage.

(v)            Competition

From 1994 through 2004, the Company was the only Racetrack licensed to operate in the State of Minnesota.  On January 20, 2005, the MRC granted a license to the North Metro Harness Initiative, LLC (“NMHI”) to construct and operate a harness racetrack in Columbus Township, Anoka County, MN.  Construction has not begun on that facility as of March 2006.  Columbus Township is approximately 50 miles from Canterbury Park.  This license authorizes NMHI to engage in pari-mutuel wagering on live and simulcast racing for standardbred (harness) horses.  Current Minnesota state law permits licensed racetracks to operate a card room with up to 50 tables subject to completion of a 50-day live race meet and regulatory approval of a card room plan of operation.  NMHI has publicly stated its intentions to seek legislation to allow them to apply for a license to operate a card room prior to completion of the minimum 50 live race days, and to permit pari-mutuel simulcast racing of all breeds at its racetrack.

The Company competes with other forms of gaming in the State of Minnesota, principally casino-style gambling including slots and blackjack, and more recently unbanked card games available at casinos located on Native American-owned lands throughout the State of Minnesota, including a large casino located approximately four miles from the Racetrack.  In addition, the Company competes against charitable gambling (bingo and pull tabs) and various state lottery products. The Company also faces increasing competition from offshore and out-of-state simulcast operations offering internet and telephone account home wagering systems to Minnesota residents, although Minnesota regulatory authorities believe such wagering is illegal.

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

(vi)          Regulation

General.

The ownership and operation of the Racetrack in Minnesota is subject to significant regulation by the MRC under the Racing Act and the rules adopted by the MRC.  The Racing Act provides for the allocation of each wagering pool to winning bettors, the Racetrack, purses, the State of Minnesota and the Breeders’ Fund and empowers the MRC to license and regulate substantially all aspects of horse racing in the State.  The MRC, among other things, grants operating licenses to racetracks after an application process and public hearings, licenses all employees of a racetrack, jockeys, trainers, veterinarians and other participants, regulates the transfer of ownership interests in licenses, allocates live race days and simulcast-only race days, approves race programs, regulates the conduct of races, sets specifications for the racing ovals, animal facilities, employee quarters and public areas of racetracks, regulates the types of wagers on horse races, and approves significant contractual arrangements with racetracks, including management agreements, simulcast arrangements, totalizator contracts and concessionaire agreements.

A federal statute, the Interstate Horse Racing Act of 1978, also provides that a racetrack must obtain the consent of the group representing the horsepersons (owners and trainers) racing the breed of horses that race a majority of the time at the racetrack, and the consent of the state agency regulating the racetrack, in order to transmit simulcast signals of its live races or to receive and use simulcast signals from other racetracks.  The Company has obtained the consent of the MHBPA and MRC for receiving and sending simulcasting signals.

Issuance of Class A, and Class B Licenses to the Company.

The Company holds a Class A License, issued by the MRC, which allows the Company to own and operate the Racetrack.  The Class A License is effective until revoked or suspended by the MRC, or relinquished by the licensee.  Currently the fee for a Class A License is $253,000 per fiscal year.

The Company also holds a Class B License, issued by the MRC that allows the Company to sponsor and manage horse racing on which pari-mutuel wagering is conducted at its Class A licensed racetrack and on other horse races run at out-of-state locations as authorized by the MRC.  The Class B License is renewable each year by the MRC after a public hearing (if required by the MRC).  Currently the fee for the Class B License is $500 for each assigned race day on which live racing is actually conducted and $100 for each day on which simulcasting is authorized and actually takes place

Limitation on the Number of Class A, and Class B Licenses.

Pursuant to the Racing Act, so long as the Racetrack maintains its Class A License, no other Class A License may be issued to operate a racetrack in the seven county metropolitan area (the counties of Hennepin, Ramsey, Washington, Scott, Dakota, Anoka and Carver), except the MRC may issue an additional Class A License within the seven county metropolitan area, provided that the additional license may only be issued for a facility which, among other conditions, is located more than 20 miles from the Racetrack, contains a track no larger than five-eighths of a mile in circumference, and is used exclusively for standard bred (harness) racing.  An additional Class A license was issued to NMHI on January 20, 2005 (see “Competition” above).  However, as long as the Company holds its Class A License, only the Company may own and operate a racetrack in the seven county metropolitan area where thoroughbred horses and quarter horses may be raced.

Limitation on Ownership and Management of an Entity, which holds a Class A License and/or Class B License.

The Racing Act requires prior MRC approval of all officers, directors, 5% shareholders, or other persons having a present or future direct or indirect financial or management interest in any person applying for a Class A and Class B license, and if a change of ownership of more than 5% of the licensee’s shares is made after an application is filed or the license issued, the applicant or licensee must notify the MRC of the changes within five days of this occurrence and provide the information required by the Racing Act.

Card Club Regulation.

The MRC is authorized by law to regulate Card Club operations and the law requires that the Company reimburse the MRC for its actual costs, including personnel costs, of regulating the Card Club.  For fiscal years ended December 31, 2005, and 2004, the Company paid $110,000 and $102,000, respectively, to the MRC as reimbursement for costs of regulating card club operations.

The MRC issued an additional Class B License to the Company on January 19, 2000 that authorizes the Company to host unbanked card games.  The Class B License is renewable each year by the MRC after a public hearing (if required by the MRC).  Currently, the Class B License Fee of $10,000 per calendar year is included in the Class A License Fee of $253,000 per calendar year.

Local Regulation.

The Company’s operations are subject to state and local laws, regulations, ordinances and other provisions affecting zoning and other matters which may have the effect of restricting the uses to which the Company’s land and other assets may be used.  Also, any development of the Racetrack site is, among other things, subject to applicable zoning ordinances and requires approval by the City of Shakopee and other authorities and there can be no assurance such approvals would be obtained if any development was undertaken.

(vii)         Legislation

On March 10, 2006, a bill was introduced in the Minnesota Legislature, that, if passed, would place a proposed amendment of the Minnesota Constitution on the November 2006 ballot to establish a framework for authorizing electronic gaming devices and banked card games at the Racetrack. This concept, often referred to as a “Racino”, as proposed for Canterbury Park would include approximately 3,000 gaming devices, 40 table games, a 250-room hotel, an Olympic scale horse park and additional restaurant venues.  Based on the success of several Racinos in other states, the Company believes if the proposed constitutional amendment was approved and a Racino was authorized at the Racetrack, the Racino would enhance horse racing with increased purses, provide growth and development opportunities for the Company, and produce significant new tax revenues for state and local governments.

Legislation has also been introduced to remove the 50-table limit currently imposed by Minnesota law and allow Canterbury Park to offer “banked” games in the Card Club.  Similar bills were pursued in the 2005 Minnesota Legislature, however no action was taken prior to adjournment on July 13, 2005.

The effort to obtain legislative authority for initiatives favorable to the Company has required, and will continue to require, substantial expenditures.   Due to the inherent uncertainty of the outcome of legislative activities, there can be no assurance that any bills favorable to the Company’s interests will be enacted into law, and it is possible bills adverse to the Company could be enacted.

(viii)        Marketing

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

The 2005 combined Card Club and live racing advertising campaigns utilized print, radio and television advertising to highlight the attractive, park-like atmosphere of Canterbury Park, promoting activities for the entire family, as well as the fun and excitement of live horse racing and card playing.  In addition, the development over the past seven years of a customer database has enabled the Company to increasingly utilize direct mail advertising.

Because wagering on horse racing and playing poker card games and table card games are more complex than many other forms of gaming, such as slot machines or various lottery products, the Company continues to develop and conduct various educational programs, such as complimentary poker and table game lessons, tours of the Racetrack, wagering classes and contests that it believes will make the sport of horse racing and pari-mutuel wagering and card playing more understandable to the general public.

(ix)          Employees

At March 15, 2006, the Company had 410 full-time employees and 301 part-time employees.  On a seasonal basis the Company adds approximately 120 full-time and 250 part-time employees for live racing operations from early May until early September.  The Company’s management believes its employee relations are good.

 (x)          Executive Officers

The executive officers of the Company, their ages and their positions with the Company are as follows:

Name	Age	Position with Company

Randall D. Sampson	47	President, CEO and General Manager

David C. Hansen	49	Vice President of Finance, CFO & Secretary

Mark A. Erickson	49	Vice President of Facilities

Jerrold J. Fuller	61	Vice President of Card Club Operations

Michael J. Garin	50	Vice President of Hospitality & Assistant Secretary

Eric A. Halstrom	37	Vice President of Racing & Simulcasting

John R. Harty	61	Vice President of Marketing

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

Jerrold J. Fuller has been Vice President of Card Club Operations since June of 2005.  He has worked in various capacities for the Company including most recently as the Executive Director of Card Club Operations.  He joined the Company in February 2000 as a Poker Shift Manager and played a significant role in the opening of the Card Club in April of that year.  Mr. Fuller has been employed in the gaming industry since 1968 in California, Montana, and Louisiana, and is currently a member of the Poker Tournament Directors Association of America.

Michael J. Garin has been Vice President of Hospitality since May of 1997.  He had served as President of Canterbury Park Concessions, Inc. since September of 1995.  From 1993 to 1994 Mr. Garin served as Food & Beverage Supervisor for Little Six, Inc., one of the largest tribal casino operations in the country.  Mr. Garin was President of MMR Vending, Inc., a regional vending company, from 1988 to 1992.  Prior to 1988 he was a Regional Director at General Mills Restaurant Group overseeing seven restaurants in three states.

Eric A. Halstrom has been vice President of Racing and Simulcasting since June of 2005.  Employed at Canterbury Park since 1997, Mr. Halstrom has worked in various capacities for the Company including most recently as the Executive Director of Teleracing Operations.  Prior to his employment with Canterbury Park, Mr. Halstrom worked for Churchill Downs Management Company from 1994 – 1997 and was their Director of Off-Track Betting Operations in Indiana.  Mr. Halstrom serves on the Board of Directors of the North Star Problem Gambling Alliance and the Minnesota affiliate of the National Council on Problem Gambling.

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

Item 1A.  RISK FACTORS

The Company is subject to risk factors that may affect our operating results.  Such risk factors include, but are not limited to, the matters discussed below as well as the additional risks discussed under Forward Looking Statements on page 30 of this Form 10-K for additional risks to which the Company is exposed.

We face significant competition from other gaming operations that could have a material adverse effect on our operations.

We face intense competition in our market, particularly competition from casinos located on Native American-owned lands.  Such facilities have the advantage of being exempt from certain state and federal taxes.  We also compete with internet wagering on horse races, other forms of gambling, other forms of entertainment and other racetracks throughout the country as previously discussed under Competition above.

In addition, we may experience competition from another racetrack.  In early 2005, the MRC granted a license to the North Metro Harness Initiative, LLC (“NMHI”) to construct and operate a harness racetrack in

Columbus Township, Anoka County, MN, which is approximately 50 miles from Canterbury Park.  This license authorizes NMHI to engage in pari-mutuel wagering on live and simulcast racing for standardbred (harness) horses.  Minnesota law permits licensed racetracks to operate a card room with up to 50 tables after completing a 50-day live race meet and regulatory approval of a card room plan of operation.

We expect competition for our existing and future operations to increase both from NMHI , and as existing casinos on Native American-owned lands expand their operations.  In addition, several of our competitors have substantially better name recognition, marketing and financial resources than we do.  We are unable to predict with any certainty the effects of existing and future competition on our operating results.

We are subject to extensive regulation from gaming authorities that could adversely affect us.

The ownership and operation of our Racetrack and Card Club are subject to significant regulation by the MRC under the Racing Act and the rules adopted by the MRC.  The MRC has the authority to impose increases in the Class A and Class B license fees.  In addition, State law requires that we reimburse the MRC for its actual costs of regulating the Card Club, including personnel costs.  Increases in these licensing and regulatory costs could adversely affect our results of operations.

Decisions by the MRC in regard to any one of more of the following matters could also adversely affect the Company’s operations:  the allocation of each wagering pool to winning bettors, the Racetrack, purses, the State of Minnesota and the Breeders’ Fund; the granting of operating licenses to racetracks after an application process and public hearings; the licensing of all employees of a racetrack, jockeys, trainers, veterinarians and other participants; regulating the transfer of ownership interests in licenses, allocating live race days and simulcast-only race days, approving race programs, regulating the conduct of races, setting specifications for the racing ovals, animal facilities, employee quarters and public areas of racetracks; changes to the types of wagers on horse races; and approval of significant contractual agreements.

We are subject to changes in the laws that govern our business, including the possibility of an increase in gaming taxes, which would increase our costs.

Our operations and oversight by the MRC are ultimately subject to the laws of Minnesota and there exists the risk that these laws may be amended in ways adverse to our operations.  In particular, we are required to pay substantial taxes and fees in addition to normal federal, state and local income taxes, and such taxes and fees are subject to increase at any time.  From time to time, state and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting our industry.  In addition, poor economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes.  It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws.  Such changes, if adopted, could have a material adverse effect on our operations.

Energy and fuel price increases may adversely affect our costs of operations and our revenues.

Our facility uses significant amounts of electricity, natural gas and other forms of energy.  While no shortages of energy have been experienced, increases in the cost of electricity or natural gas negatively affect our results of operations.  In addition, energy and fuel price increases could negatively impact our operations by reducing disposable income of potential customers and decreasing visitation to our facility.

A downturn in general economic conditions may adversely affect our results of operations.

Our business is subject to changes in national and local economic conditions, including changes in the economy related to threatened or actual terrorist attacks and related to the war with Iraq.  A recession or downturn in the general or regional economy could result in fewer customers visiting our facility, adversely affecting our results of operations.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

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

RV Park.

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

Undeveloped Land.

In December 2003, the Company acquired an additional 18 acres of undeveloped land adjacent to the Racetrack.  More than 100 acres of the 380 acres owned by the Company are not necessary for current operations.  This property could be sold in whole or in part, depending upon future opportunities.  The Company regularly evaluates other business activities and development opportunities that would maximize the use of the real estate surrounding the Racetrack and which would complement the Company’s primary businesses of horse racing and card club operations.

Item 3.    LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.  From time to time, the Company is party to ordinary and routine litigation incidental to our business.  We do not expect the outcome of any such pending litigation to have a material adverse effect on our consolidated financial position or results of operations.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)           MARKET INFORMATION

The Company’s Common Stock trades on the American Stock Exchange under the symbol ECP.  The table set forth below indicates the high and low sale prices for the Common Stock in the quarterly periods ending December 31, 2005 and 2004.

	2005		2004
	High	Low	High	Low

Common Stock

First Quarter	$20.49	$15.55	$19.25	$16.31
Second Quarter	18.40	15.60	23.10	15.10
Third Quarter	18.10	13.83	17.25	15.50
Fourth Quarter	15.29	13.72	20.50	15.71

(b)           HOLDERS

At March 17, 2006, the Company had 731 holders of record of its common stock.  In addition, on that date a depository company held approximately 2,441,000 shares as nominee for an estimated 2,115 beneficial holders.

(c)           DIVIDENDS

The Company paid special cash dividends on its common stock of $.25 per share on July 8, 2005 and $.25 per share on July 9, 2004.  The Company has not adopted any policy regarding the payment of dividends and further dividend payments, if any, would require Board of Director approval.

(d)           RECENT SALES OF UNREGISTERED SECURITIES

Not applicable.

(e)           REPURCHASES OF REGISTRANT’S EQUITY SECURITIES

Not applicable.

Item 6.    SELECTED FINANCIAL DATA

(In thousands except for per share amounts)

	Year Ended December 31,
OPERATING DATA	2005	2004	2003	2002	2001

Total Revenues	$55,223	$54,899	$47,846	$41,701	$39,492

Operating expenses	49,777	48,132	42,587	37,899	36,405

Income Before Income Tax Expense	5,565	6,801	5,299	3,831	3,143

Income Tax Expense	(2,512)	(2,939)	(2,429)	(1,554)	(1,327)

Net Income	$3,053	$3,862	$2,870	$2,277	$1,817

Basic Net Income per Share	$78	$1.02	$.78	$.64	$.52
Diluted Net Income per Share	.73	.92	.70	.57	.49
Dividends per Share	.25	.25	.15	.25	.00

Cash Flow from Operations	$4,957	$6,796	$4,234	$3,593	$3,631

	At December 31,
BALANCE SHEET DATA	2005	2004	2003	2002	2001

Land, Buildings & Equipment	$22,694	$20,439	$17,113	$14,551	$12,439

Total Assets	31,440	28,223	22,418	19,030	16,544

Stockholders’ Equity	24,358	20,996	16,826	13,907	11,855

Book Value per Share	$6.15	$5.47	$4.53	$3.82	$3.36

Number of Common Shares Outstanding at Year End	3,960	3,836	3,714	3,638	3,529

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Canterbury Park Holding Corporation, our operations and our present business environment.  MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes to the financial statements (the “Notes”).  This overview summarizes the MD&A, which includes the following sections:

•      Strategic Overview – a general description of our business, summary of our financial performance, and our strengths and strategic initiatives.

•      Critical Accounting Policies and Estimates

•      New Accounting Pronouncements

•      Contingencies

•      Operations Review – an analysis of our Company’s consolidated results of operations for the three years presented in our consolidated financial statements.

•      Liquidity and Capital Resources – an analysis of the sources and uses of cash.

•      Commitments andContractual Obligations

•      Forward-Looking Statements – cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from the Company’s historical results or our current expectations of projections.

STRATEGIC OVERVIEW

Canterbury Park Holding Corporation (the “Company”) was incorporated under the laws of Minnesota and acquired the Racetrack in March 1994.  The Racetrack facility is located in Shakopee, Minnesota, approximately 25 miles southwest of downtown Minneapolis.  In May 1994 we commenced year round horse racing simulcast operations and hosted the first annual live race meet during the summer of 1995.  Our live racing operations are a seasonal business as we host live race meets each year from early May until Labor Day.  We earn additional pari-mutuel revenue by televising our live racing to out-of-state Racetracks around the country.  We also derive revenues from related services and activities, such as advertising, admissions, parking and publication sales, and from other entertainment events and activities held at the Racetrack.

In April 2000 we opened the Canterbury Card Club (the “Card Club”).  The Card Club operates 24 hours a day, seven days a week and is limited by Minnesota State law to a maximum of 50 tables.  The Card Club currently offers 34 tables of Poker Games and 16 tables of Casino Games.

Our three largest sources of revenues, Card Club operations, pari-mutuel operations and concessions sales generate cash revenues.  Consequently, the Company is highly liquid and has not utilized its line of credit in over three years.

During the year ended December 31, 2005, increased competition (discussed below) along with a general industry decline in on-track wagering and other causes mentioned in the operations review discussion that follows, resulted in a decrease in pari-mutuel handle, pari-mutuel revenues, and net income for the first time since the opening of the Card Club in 2000

Financial Performance Summary	2005	2004	2003	2002	2001

Total Revenues	$55,223	$54,899	$47,846	$41,701	$39,492

Operating Expenses	49,777	48,132	42,587	37,899	36,405

Income Before Income Tax Expense	5,565	6,801	5,299	3,831	3,143

Income Tax Expense	(2,512)	(2,939)	(2,429)	(1,554)	(1,327)

Net Income	$3,053	$3,862	$2,870	$2,277	$1,817

The primary strengths of Canterbury Park are our dedicated and capable staff, our first-class facilities and 380-acre property, and the legal authority to offer our unique gaming products in our market area.

Our management team has extensive knowledge of the horse racing and card businesses and our staff has demonstrated a commitment to taking care of our customers.  Recently we initiated a comprehensive customer satisfaction measurement and enhancement program.  Our management team has good relationship with our workforce and is able to retain qualified personnel as demonstrated by our very low turnover rate.

Our facilities are modern by racetrack industry standards and we have invested heavily in the past few years to update and upgrade them to meet the needs of our customers and horsemen.  Our 380-acre property with a prime location in one of the fastest-growing areas in Minnesota provides us with great long-term growth and development opportunities.  Our Board of Directors has begun the process of conducting research to determine the highest and best potential uses of our underutilized land.  Our long-term strategic direction is to enhance the character of our property as a unique gaming and entertainment destination.

We have a strong commitment to live racing and have been particularly successful in attracting new customers and providing a quality live racing experience for our horse racing fans as well as the horsemen who participate in the live racing at Canterbury Park.  The success of the Card Club has greatly enhanced our ability to offer a more competitive purse structure for our live racing and has allowed us to make significant improvements to our Grandstand and the backside stabling and training facilities.  As a result, we have been near capacity for horses stabled at Canterbury Park during our recent live race meets.  We have also increased live racing attendance during a time when the industry trend has generally been downward.

Currently we are the only facility offering live and simulcast racing in our market, although we do have competition in the simulcast market from Internet horse racing sites.  While a number of Minnesota Tribal Casinos operate the same unbanked card games offered at Canterbury Park, we are currently the only non-tribal operator and we have the only Poker room operating within the seven-county Twin Cities metropolitan area.  However, in January 2005, the MRC granted a second license to construct and operate a harness racetrack in Columbus Township, Anoka County, MN.  While construction of the harness track has not begun as of March of 2006, the licsensee has stated they plan to break ground this summer and hope to conduct a live harness meet in 2007.  Under current law this licensee would be allowed live and simulcast racing only on harness races and would have to operate a 50-day live racing meet before they could be granted a license to operate a Card Club.

We continue to believe that our best option for long-term growth is to gain authority under Minnesota law to offer additional gaming options, which would enhance horse racing with increased purses, provide growth and development opportunities for us, and produce significant new tax revenues for state and local governments.  The effort to obtain legislative authority for these initiatives has required, and will continue to require, substantial expenditures.  Due to the inherent uncertainty of the outcome of legislative activities, there can be no assurance that any bills favorable to the Company’s interests will be enacted into law, and it is possible bills adverse to the Company could be enacted.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the consolidated financial statements are prepared.  On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with generally accepted accounting principles.  However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are included in Note 1 to our consolidated financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 72.2% of our total assets at December 31, 2005. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired.  Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected future net cash flows.  Should the sum of the related expected future net cash flows be less than the carrying value, we will determine whether an impairment loss should be recognized.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the assets.  To date, we have determined that no impairment of these assets exists.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB revised SFAS No. 123, Share Based Payment (SFAS No. 123R).  This Statement supercedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  SFAS No. 123R requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value.  We are required to adopt SFAS No. 123R as of January 1, 2006 and plan to adopt this Statement using the Modified Prospective Application Method.  As of the effective date, this Statement applies to all new awards issued as well as awards modified, repurchased, or cancelled.  Additionally, for stock-based awards issued prior to the effective date, compensation cost attributable to future services will be recognized as the remaining service is rendered.

CONTINGENCIES

In connection with the purchase of the Racetrack, the company entered into an Earn Out Promissory Note dated March 29, 1994. In accordance with the Earn Out Note if (i) off-track betting becomes legally permissible in the State of Minnesota and (ii) we begin to conduct off-track betting with respect to or in connection with its operations, we will be required to pay to the IMR Fund, L.P. the greater of $700,000 per operating year, as defined, or 20% of the net pretax profit, as defined for each of five operating years.  At this time, we believe that the likelihood that these two conditions will be met, and that we will be required to pay these amounts is remote. At the date (if any) that these two conditions are met, the five minimum payments will be discounted back to their present value and the sum of those discounted payments will be capitalized as part of the purchase price in accordance with generally accepted accounting principles.  The purchase price will be further increased if payments become due under the “20% of Net Pretax Profit” calculation.  The first payment is to be made 90 days after the end of the third operating year in which off-track betting is conducted by us.  Remaining payments would be made within 90 days of the end of each of the next four operating years.

OPERATIONS REVIEW

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

OPERATING REVENUES

Total operating revenues for the year ended December 31, 2005 were $55.2 million, an increase of $324,000 or .6% compared to total operating revenues of $54.9 million for the year ended December 31, 2004.  Total Card Club revenues increased 4.2%, pari-mutuel revenues decreased 7.3% and concession revenues increased 5.7% in fiscal 2005 compared to fiscal 2004.   Discussions of Pari-mutuel and Card Club revenues follow.

SUMMARY OF PARI-MUTUEL OPERATING DATA:	Year Ended 12/31/05	Year Ended 12/31/04

Racing Days
Simulcast only days	296	298
Live and simulcast days	68	67
Live harness and simulcast days	—	—
Total Racing Days	364	365

On-Track Handle
Simulcast handle on non-live race days	$41,341,000	$46,295,000

Simulcast handle on live race days	17,287,000	17,657,000
Total simulcast handle	58,628,000	63,952,000

Live racing handle	17,591,000	17,990,000
Total On-Track Handle	76,219,000	81,942,000

Out-of-state Live Handle	14,180,000	17,473,000

Total Handle	$90,399,000	$99,415,000

On-Track Average Daily Handle
Simulcast only days	$140,000	$155,000
Live and simulcast days	513,000	532,000

Pari-mutuel revenues include commission and breakage revenues on live on-track and simulcast racing, fees received from out-of-state Racetracks for wagering on our live races, and proceeds from uncashed winning tickets.  Pari-mutuel revenues decreased $1.3 million, or 7.7%, to $16.5 million compared to 2004, primarily reflecting the decrease in all categories of handle for 2005 totaling $9.0 million or 9.1%, compared to 2004.  Total handle wagered on simulcast races in 2005 decreased $5.3 million or 8.3% compared to 2004.  In addition, on-track live handle decreased by $399,000 or 2.2% compared to 2004 despite one additional live racing day in 2005.  Finally, out-of-state live handle decreased $3.3 million, or 18.3%, compared to 2004.

The reduction in on-track simulcast and live handle can be primarily attributed to an overall industry decline as well a number of other factors including significant growth in the accessibility of internet pari-mutuel wagering, the lack of a Triple Crown contender in the Belmont Stakes, and major construction projects in 2005 on freeways leading to Canterbury Park.   There is also a shift in simulcast handle from days when only simulcasting is offered (see table above) to days when both live and simulcast racing are offered, due to the live meet starting one week earlier on Kentucky Derby day, May 7th, in 2005 compared to May 14th in 2004.  The Kentucky Derby simulcast handle of $1.4 million in 2005 is included in the table above in simulcast handle on live and simulcast days, compared to the 2004 Kentucky Derby simulcast handle of $1.5 million which is included in simulcast handle on simulcast only days.

The decrease in amounts wagered by out-of-state racetracks on Canterbury’s live race meet is due primarily to our decision to discontinue accepting wagers from selected internet wagering and offshore locations due to questions about the regulation of these entities.  This decision contributed to lower wagering at out-of-state racetracks on the nationally recognized Claiming Crown racing event as handle decreased $1.1 million to $1.6 million in 2005, from $2.7 million in 2004.

Revenues recognized on proceeds from winning pari-mutuel tickets, which were not presented for payment within one year of the end of the respective race meets, decreased to approximately $407,000 in 2005 compared to $426,000 in 2004, reflecting a decrease in overall handle in 2005.

SUMMARY OF CARD CLUB REVENUES:	Year Ended 12/31/05	Year Ended 12/31/04

Poker Games	$18,279,000	$16,214,000
Casino Games	10,557,000	11,418,000
Total Collection Revenue	$28,836,000	$27,632,000

Other Revenue	778,000	801,000

Total Card Club Revenue	$29,614,000	$28,433,000

Number of Days Offered	364	365
Average Revenue per Day	$81,400	$77,900

The primary source of Card Club revenue is a percentage of the wagers received from the players as compensation for providing the Card Club facility and services, referred to as “collection revenue”.  Other Revenue includes fees collected for the administration of tournaments, and amounts earned as reimbursement of the administrative costs of maintaining the jackpot funds.

The Card Club is divided into two areas, the casino games area and the poker area.  The average daily collection amount per game is dependent upon the number of tables utilized to offer the game.  Patron demand determines the number of tables to be used for a specific game.  There were a total of 16 tables in the Casino Games area and 34 tables in the Poker area at December 31, 2005, and 19 and 31 tables, respectively, in 2004.

Total Card Club revenue increased $1.2 million or 4.2% compared to 2004.  The increase in Card Club revenue is due primarily to growth of $2.1 million or 12.7% in poker revenue, partially offset by reductions of $861,000 or 7.5% in casino games and $23,000 or 2.9% in other revenues.  The popularity of Texas Hold’Em and televised poker tournaments continues to fuel growth in our poker business.  However, our Casino Games operation experienced a significant increase in competition in 2005 from local Native American casinos, which have expanded their casino games offerings to include the same unbanked card games offered at the Card Club.

Card Club revenues represent 53.6% and 51.8% of total revenues for 2005 and 2004, respectively. The percentage for 2005 is higher primarily due to decreased pari-mutuel revenues accompanied by modest growth in Card Club revenues during 2005.

We expect that competition from internet wagering and Native American casinos will continue to put pressure on pari-mutuel and Card Club operating revenues in future periods.  As a result, we continue to search for opportunities to make Canterbury Park the most attractive alternative when our customers want to wager on horseracing or play card games.  A number of promotions and initiatives to encourage on-track simulcast wagering have recently been implemented and the Card Club is continually introducing new daily promotions.

Concession revenues increased 10.6% to $5,843,000 in 2005 compared to $5,529,000 in 2004.   The increase is primarily attributable to an increase of $128,000 in food & beverage revenues in the Card Club during 2005 compared to 2004, an increase of $118,000 beverage sales during live racing, and an increase of $83,000 in revenues from group sales compared to 2004 primarily generated in a new outdoor catering area opened in 2005.

Other operating revenue increased $129,000 or 6.6% to $2,089,000 in fiscal year 2005 compared to 2004.  The increase in 2005 was due primarily to continued growth in the corporate sponsorship program of $99,000 and a rise in cash services fees of $28,000 resulting from increased patronage in the Card Club.

OPERATING EXPENSES

Total operating expenses increased approximately $1,645,000, or 3.4%, to $49,777,000 in 2005, from $48,132,000 in 2004 primarily due to increases in salaries, wages and benefit costs, depreciation, utilities and cost of sales related to the increase in revenues in 2005. See below for a detailed quantification of each of these items.  Total operating expenses as a percentage of total revenues increased to 90.1% from 87.7% in 2004. We experienced decreases in pari-mutuel revenues in 2005, accompanied by modest growth in Card Club and concession revenues As a result, despite decreases in variable pari-mutuel expenses, fixed pari-mutuel expenses and increases in other fixed expenses such as depreciation, insurance and regulatory costs become a larger percentage of total revenues.

Total purse and Minnesota Breeders’ Fund (“MBF”) expense decreased approximately $19,000 or .2% for the year ended December 31, 2005 compared to the year ended December 31, 2004.  Purse and MBF expense is one of our largest single expense items.  Minnesota law requires us to allocate a portion of funds received from betting in the Card Club and wagering on simulcast and live horse races for future payment as purses for live horse races or other uses of Minnesota’s horsepersons’ associations.

	Purse Expense		Minnesota Breeders’ Fund Expense
	2005	2004	2005	2004
Card Club	$3,999,001	$3,730,258	$444,334	$414,473

Simulcast Racing	2,806,429	3,047,941	650,423	705,531

Live Racing	1,700,897	1,718,281	175,907	179,904

Total	$8,506,327	$8,496,480	$1,270,664	$1,299,908

While we are obligated by state law to pay up to 14% of Card Club revenues to the purse fund and MBF, pursuant to an agreement with the MHBPA, we paid a total of 15% of total Card Club revenues to these funds in 2005.  The amounts paid are allocated 90% to the purse funds and 10% to the MBF.  The growth in Card Club revenues in 2005 compared to 2004 resulted in the increases illustrated in the above table.  During 2004 the Company paid 15% of collection revenue into the purse fund and MBF.

Total purse and MBF expense associated with simulcast racing decreased due to lower wagering during 2005 compared to 2004.  The amounts paid to the purse fund for simulcast racing differ depending upon whether the simulcast wagering occurs during the “Racing Season,” a statutorily defined 25 week period beginning in early

May each year, or outside of the Racing Season.  We paid an average of 4.79% of handle to the purse fund in 2005, compared to 4.76% in 2004.  We pay 5.50% of pari-mutuel simulcast commission revenues to the MBF.

Purse and MBF expense related to live racing remained relatively unchanged compared to 2004.  Minnesota law generally provides that a minimum of 8.4% of the on-track live racing handle be paid to the purse fund.  The amount paid to the purse fund for wagers by out-of-state racetracks is 50% of the net of fees collected less costs incurred to provide the uplink signal.  We experienced a decrease of $72,000 in purse expense attributable to lower on-track wagering and wagering by out-of-state racetracks on live racing in 2005, which was partially offset by an increase in the Claiming Crown net purse guarantee of $55,000.  We pay 1.0% of on-track live handle to the MBF.

We also experienced reductions in host fees and pari-mutuel taxes in 2005 due to lower wagering levels compared to 2004.

Salary and benefit expenses increased by $963,000 or 4.8% for the twelve months ended December 31, 2005 compared to the twelve months ended December 31, 2004.  Direct hourly Card Club labor and related payroll taxes increased approximately $428,000 or 7.6% in 2005 compared to 2004.  This is primarily attributable to an increase in the minimum wage of $1.00 effective August 2005, which had the greatest impact on wages related to the Card Club, where tipped positions are compensated at minimum wage.  Card Club wages also increased due to a 4.2% growth in revenue compared to 2004.  The labor costs associated with live racing increased $81,000 due to a longer live race meet which began a week earlier than in prior years.  Labor costs associated with sales of food and beverage increased $161,000 or 5.2% in 2005 compared to 2004, coinciding with an increase of 5.7% in concession revenues.  Health benefit costs increased by $211,000 in 2005 compared to 2004 due to higher insurance rates along with increased participation. The increase in labor costs also reflects the effects of inflation on wages and salaries.  These increases were partially offset by a decrease of $304,000 in incentive pay and Employee Stock Ownership Plan contribution expense.

Cost of concessions and publication sales increased a total of $200,000.  This is primarily due to an increase of $176,000 or 7.6% in the cost of concession sales attributed to the 5.7% increase in concessions revenues, and to increases in certain product costs compared to 2004.

Depreciation expense increased $362,000 or 27.6% in 2005 compared to 2004.  We have made significant investments in our facilities during the past two years.  We completed a total remodel and modernization of the clubhouse level of the grandstand in 2004, and added improvements to the stable area and training facilities between the 2004 and 2005 live meets.  We acquired gaming equipment for the Card Club in 2004 and made various other investments in building improvements and furniture, fixtures and equipment in both 2005 and 2004.

Utilities expense increased $138,000 or 11.8% in 2005 primarily due to higher energy costs for electricity and natural gas compared to 2004.

Net nonoperating income increased $86,000 or 257% in 2005 compared to 2004.  This increase is primarily attributable to an $81,000 increase in interest income on our cash balances during 2005.  The interest rate on our cash balances increased to 3.28% at year-end 2005, from 1.23% at the end of 2004.

Income tax expense as a percentage of pre-tax income increased to 45.1% for the year ended December 31, 2005 from 43.2% for the year ended December 31, 2004.  The increase is primarily attributable to the impact of higher non-deductible lobbying expenses on lower pretax income in 2005 compared to 2004.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

OPERATING REVENUES

Total operating revenues for the year ended December 31, 2004 were $54.9 million, an increase of $7.1 million or 14.7% compared to total operating revenues of $47.8 million for the year ended December 31, 2003.  Total Card Club revenues increased 23.9%, pari-mutuel revenues increased 2.7% and concession revenues increased 14.5% in fiscal 2004 compared to fiscal 2003.   Discussions of Pari-mutuel and Card Club revemues follow.

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

Handle wagered at out-of-state locations during the 2004 live meet increased by $4,383,000 million or 33.5% compared to 2003.  Canterbury Park was the site of the Claiming Crown national event in 2004.  Handle wagered at out-of-state locations on Claiming Crown day in 2004 was $2.7 million compared to $2.5 million for the 2003 Claiming Crown.  Excluding Claiming Crown days, average daily import handle increased to approximately $220,000 per day in 2004 compared to $163,000 per day in 2003.

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

The Card Club is divided into two areas, the casino games area and the poker area. The average daily collection amount per game is dependent upon the number of tables utilized to offer the game. Patron demand determines the number of tables to be used for a specific game. There were a total of 19 tables in the Casino games area and 31 tables in the Poker area at December 31, 2004 and 2003.

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

OPERATING EXPENSES

Total operating expenses increased approximately $5,545,000, or 13.0%, to $48,132,000 in 2004, from $42,587,000 in 2003 primarily due to increases in purse expense, salaries and wages, and other operating expenses incurred to support the overall increase in revenues in 2004. See below for a detailed quantification of each of these items. Total operating expenses as a percentage of total revenues decreased to 87.7% in 2004 from 89.0% in 2003. The Company experienced rapid growth in the Card Club for the third straight year. Growing Card Club revenues result in increased amounts of variable operating expenses, particularly purse and salaries and benefits expenses, but many of the Card Club’s operating expenses are fixed and don’t increase in proportion to business volume. Consequently, the percentage increase in variable operating expenses is less than the increase in the collection revenue from the Card Club.

Total purse and Minnesota Breeders’ Fund expenses increased 13.2% or approximately $1.1 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. Purse expense is one of the Company’s largest single expense items. Minnesota law requires the Company to allocate a portion of funds received from betting in the Card Club and wagering on simulcast and live horse races for future payment as purses for live horse races or other uses of Minnesota’s horsepersons’ associations.

	Purse Expense		Minnesota Breeders’ Fund Expense
	2004	2003	2004	2003

Card Club	$3,730,258	$2,792,828	$414,473	$310,319

Simulcast Racing	3,047,941	3,012,129	705,531	691,483

Live Racing	1,718,281	1,667,373	179,904	177,088

Total	$8,496,480	$7,472,370	$1,299,908	$1,178,890

The increase in purse and Minnesota Breeders’ Fund expense was due primarily to the funds generated by the Card Club operation for purses. The Company paid 15% of total Card Club collection revenue to the purse fund and the Breeders’ Fund in 2004, compared to 14% in 2003.  Total purse fund expenses related to Card Club operations for the year ended December 31, 2004 increased $937,000, or 33.6%, compared to the year ended December 31, 2003. The Company also paid $104,000 more to the Breeders Fund related to Card Club operations in 2004 than in 2003. Purse expense related to live racing increased approximately $51,000 compared to 2003 due primarily to an increase in handle wagered at out-of-state locations. In addition, the Company incurred incremental pari-mutuel purse expense due to a Claiming Crown net purse guarantee of $50,000 for the year 2004 compared to $83,000 in 2003. The total amount paid to the Minnesota Breeders’ Fund for simulcast and live horseracing in 2004 increased compared to 2003 in proportion to the increase in total on-track handle.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, we had cash and cash equivalents of $4.9 million compared to $4.2 million at December 31, 2004, the end of our last fiscal year. This $700,000 increase consists of $5.0 million net cash provided by operating activities, offset by $4.0 million net cash used in investing activities and $200,000 net cash used in financing activities. In addition, as of December 31, 2005, we had $2.25 million of capacity under a commercial revolving credit line as part of a general credit and security agreement with Bremer Bank. In April 2005 this agreement was renewed for an additional two-year term. We had no borrowings under the credit line during the years 2005 or 2004.

Our three largest sources of revenue, pari-mutuel activities, card club operations, and concession sales, are generated primarily on a cash basis. Consequently, we have significant inflows of cash on a daily basis. We restrict cash balances which will be required to satisfy certain short-term liabilities such as progressive jackpots, the player pool, and amounts due horsemen for purses and awards. We believe that our existing cash balances, restricted cash balances, cash flow from operations and borrowings available under our credit line will be sufficient to support our working capital needs and planned capital expenditures for the foreseeable future.

Casino games are played using a “player pool”. “Player pool” means a wagering system or game where wagers lost in a number of card games are accumulated into a pool for purposes of enhancing the total amount paid back to players in any other card game. In such games, the sponsor may only serve as custodian of the player pool and may not have an active interest in any card game. In the casino games area of the Card Club, the net amount that the dealer “wins” or “loses” during the course of play is accumulated as a player pool liability, and is not recognized as revenue. We are required by law to return accumulated player pool funds to the players through giveaways, promotional items, prizes or by other means. The accumulated player pool liability was approximately $442,000 at December 31, 2005 compared to $341,000 at December 31, 2004.

The Card Club offers progressive jackpots for poker games and certain casino games.  Amounts collected for these jackpot funds are accrued as liabilities until paid to winners. At December 31, 2005, accrued jackpot funds totaled approximately $679,000 compared to $524,000 at December 31, 2004.  The Minnesota Racing Commission (“MRC”) regulates the operation of the player pool and progressive jackpot pools. These liabilities have the potential for significant fluctuation on a daily basis.

All games in the Card Club are played using chips. The value of chips issued and outstanding, referred to as the “outstanding chip liability”, was approximately $221,000 at December 31, 2005 compared to $196,000 at December 31, 2004. This liability has the potential for significant fluctuation on a daily basis depending upon the demand for chip redemptions and sales.

Our second largest operating expense item is purse expense. Pursuant to an agreement with the Minnesota Horsemen’s Benevolent and Protective Association, (the “MHBPA”), we transferred into a trust account or paid directly to the MHBPA, approximately $7,575,000 and $7,601,000 in purse funds for the years ended December 31, 2005 and 2004, respectively. Minnesota Statutes specify that amounts transferred into trust are the property of the trust and not the Company. Unpaid purse fund obligations due the MHBPA were $94,853 and $131,146 at December 31, 2005 and 2004, respectively. The interest rates on any purses accrued but not transferred into the trust (which are guaranteed by our Chairman of the Board) were 7.25% and 5.25% at December 31, 2005 and 2004, respectively.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operations during the year ended December 31, 2005 was $4,956,836, which resulted primarily from net income of $3,053,479, depreciation of $1,672,827, and an increase in card club accruals of $385,587. These sources of cash and noncash reconciling items are partially offset by an increase in accounts payable and accrued wages and payroll taxes of $615,287. The increase in Card Club accruals includes an increase of $101,000 in the player pool, an increase of $155,000 in the jackpot pools and an increase of $25,000 in the outstanding chip liability as discussed above. The decrease in accounts payable and accrued wages and payroll taxes is due to a decrease of $253,000 in accrued wages and payroll taxes and a decrease of $362,000 in accounts payable and accruals. Year-end payroll accruals decreased $156,000 due to a decrease in the number of days payable as of year-end and the accrual for funds collected for the Employee Stock Purchase Plan decreased by $100,000 compared to December 31, 2004. The decrease in accounts payable primarily results from lower accruals at December 31, 2005 for a large capital project compared to 2004, and to excluding from operating activities the noncash investing activity item of $115,000 for capital expenditure accruals at December 31, 2005.

During the year ended December 31, 2004, net cash provided by operations was $6,795,661, which resulted primarily from net income of $3,862,308, depreciation and amortization of $1,311,124, an increase in accounts payable and accrued wages and payroll taxes of $659,922 and an increase in card club accruals of $441,920. The increase in accounts payable is due primarily to an increase in the liability for uncashed winning tickets of $240,000. In addition, payroll accruals increased $365,000 due to an increase in year-end incentive awards of $200,000 and an increase in the number of days payable as of year-end. Card club accruals increased due primarily to an increase of $238,000 in the poker promotional fund and an increase of $245,000 in the poker jackpot pools. These items providing cash from operations were partially offset by an increase in accounts receivable of $380,636 due primarily to an increase in amounts receivable from other tracks for fees and settlements

CASH FLOWS FROM INVESTING ACTIVITIES

Cash used in investing activities for the year ended December 31, 2005 totaled $4,020,252 including $3.8 million for additions to land, buildings and equipment, primarily capital improvements to buildings and land. During 2005 we completed construction on a number of projects begun in 2004 including the installation of an equine swimming pool, widening and upgrading the surface of the practice track and replacing stalls in the summer barns in the Racetrack’s stable area. Also, additional remodeling was completed on the clubhouse level of the grandstand and the Card Club purchased additional gaming equipment. We also experienced an increase in restricted cash in 2005 primarily due to higher balances in the Player Pool and Poker Jackpot Pools at December 31, 2005 compared to December 31, 2004. These Card Club accruals do not change in direct correlation to Card Club revenues.

Cash used in investing activities for the year ended December 31, 2004 totaled $4,846,122, including $4.6 million for capital expenditures, including $1,762,000 for remodeling and modernization of the clubhouse level of the grandstand and $1,092,000 for the projects mentioned above which were under construction at December 31, 2004.  We also acquired gaming equipment for the Card Club in 2004 amounting to $378,000 and made various other investments in building improvements and furniture, fixtures and equipment. Restricted cash increased compared to 2003 due to an increase of $102,000 in liabilities to horsemen, including the MHBPA, resulting from the timing of payments to the horsepersons’ associations. In addition, the poker jackpot funds increased $483,000 and the player pool decreased by $132,000 compared to year-end 2003.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash used by financing activities was $200,762 for the year ended December 31, 2005 compared to cash used by financing activities of $294,555 for the year ended December 31, 2004. The 2005 net cash outflows resulted primarily from a $.25 per share cash dividend totaling $973,717 paid in July 2005. This outflow was partially offset by proceeds of $772,955 received upon the issuance of common stock due to the exercise of stock options and shares of common stock purchased by employees pursuant to our Employee Stock Purchase Plan. The net cash outflows in 2004 resulted primarily from a $.25 per share cash dividend totaling $947,129, partially offset by proceeds of $666,938 from the issuance of common stock upon the exercise of stock options and pursuant to our Employee Stock Purchase Plan.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

We entered into a five-year extension of our totalizator services agreement with Scientific Games Corporation (previously, Autotote Systems, Inc.) in January 2004. Pursuant to the agreement, Scientific Games Corporation provides totalizator equipment and computer programs which record and process all wagers and calculate odds and payoffs. Amounts payable pursuant to this agreement are calculated as a contractually agreed upon percentage of handle. For the years ended December 31, 2005, 2004 and 2003 amounts charged to operations were approximately $348,000, $370,000 and $390,000, respectively. During live meets, Scientific Games Corporation also provides uplink services, which enables us to simulcast horse races held at Canterbury Park to out-of-state racetracks. Amounts charged in 2005, 2004 and 2003 for these services were approximately $137,500, $135,500, and $126,000, respectively.

We have entered into operating leases for rental of office equipment and equipment to print certain publications. Amounts charged to operations under these agreements for the years ended December 31, 2005, 2004 and 2003 were approximately $162,000, $170,000 and $170,000, respectively. All such leases expire on or before November 30, 2008.

CONTRACTUAL OBLIGATIONS TABLE

The following table reflects our contractual obligations as of December 31, 2005:

	Payments Due by Period
Contractual Obligation (1)	TOTAL	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Operating Lease Obligations (2)	$171,700	$72,200	$99,500	$0	$0

(1)     Totalizator lease obligations as discussed above are excluded from the table as the expense is entirely dependent upon wagering levels.

(2)     Includes operating lease obligations for general office and printing equipment rental.

Since December 31, 2005, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above.  As of December 31, 2005, we had no borrowings pursuant to our line of credit and were not party to capital lease obligations, significant purchase obligations or other long-term obligations.

FORWARD-LOOKING STATEMENTS

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, we may make forward-looking statements concerning possible or anticipated future financial performance, business activities or plans which are typically preceded by the words “believes,” “expects,” “anticipates,” “intends” or similar expressions. For such forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could affect our actual results, and cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: material fluctuations in attendance at the Racetrack, material changes in the level of wagering by patrons, decline in interest in the unbanked card games offered at the Card Club, competition from other venues offering unbanked card games, competition from other sports and entertainment options, increases in costs associated with our efforts to obtain legislative authority for additional gaming options, increases in compensation and employee benefit costs; increases in the percentage of revenues allocated for purse fund payments; higher than expected expense related to new marketing initiatives; the impact of wagering products and technologies introduced by competitors; legislative and regulatory decisions and changes; the general health of the gaming sector; and other factors that are beyond our ability to control or predict.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on borrowings under our commercial revolving credit line that bears interest at the prime rate. At December 31, 2005 we have no debt borrowings under our credit facility.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)           Financial Statements

The following financial statements of the Company are set forth on pages 32 through 46 of the Form 10-K:

(b)           Supplementary Data

See Note 11 of Notes to Consolidated Financial Statements at page 46 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Canterbury Park Holding Corporation

Shakopee, Minnesota

We have audited the accompanying consolidated balance sheets of Canterbury Park Holding Corporation and subsidiaries (the Company) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Canterbury Park Holding Corporation and subsidiaries as of December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

March 27, 2006

Minneapolis, Minnesota

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

	2005	2004

ASSETS

CURRENT ASSETS:
Cash	$4,914,366	$4,178,544
Restricted cash	1,988,982	1,746,599
Accounts receivable, net of allowance of $82,600 and $82,600	696,857	750,612
Inventory	158,470	134,653
Deposits	20,000	20,000
Prepaid expenses	763,976	850,881
Deferred income taxes (Note 3)	203,400	103,000
Total current assets	8,746,051	7,784,289

LAND, BUILDINGS AND EQUIPMENT, net (Note 2)	22,694,438	20,438,532
	$31,440,489	$28,222,821

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,882,923	$2,129,405
Card club accruals	2,122,333	1,736,746
Accrued wages and payroll taxes	1,546,155	1,799,419
Accrued interest payable	7,303	229
Due to MHBPA (Note 1)	94,853	131,146
Accrued property taxes	403,357	282,119
Income taxes payable	66,108	17,486
Payable to horsepersons	366,266	414,621
Total current liabilities	6,489,298	6,511,171

DEFERRED INCOME TAXES (Note 3)	593,100	716,000

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

STOCKHOLDERS’ EQUITY (Note 4):
Common stock, $.01 par value, 10,000,000 shares authorized, 3,959,885 and 3,835,669, respectively, shares issued and outstanding	39,599	38,357
Additional paid-in capital	14,045,248	12,763,811
Accumulated earnings	10,273,244	8,193,482
Total stockholders’ equity	24,358,091	20,995,650
	$31,440,489	$28,222,821

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003

OPERATING REVENUES:
Pari-mutuel	$16,513,318	$17,805,597	$17,330,838
Card Club	29,614,309	28,432,768	22,954,218
Concessions	5,842,558	5,529,203	4,828,711
Admissions and parking	578,177	539,826	552,746
Publications	585,529	631,432	646,403
Other operating revenue	2,089,368	1,960,466	1,532,823
	55,223,259	54,899,292	47,845,739

OPERATING EXPENSES:
Purses	8,506,327	8,496,480	7,472,370
Minnesota Breeders’ Fund	1,270,664	1,299,908	1,178,890
Host track fees	2,176,022	2,344,500	2,244,721
Pari-mutuel taxes	208,646	267,754	246,475
Salaries and benefits	21,246,165	20,283,216	17,495,140
Cost of concessions and publication sales	3,426,313	3,226,150	2,832,537
Depreciation	1,672,827	1,311,124	1,158,458
Utilities	1,306,389	1,168,824	1,158,207
Repairs, maintenance and supplies	1,476,063	1,496,697	1,430,802
License fees and property taxes	725,775	664,172	430,528
Advertising and marketing	2,376,076	2,372,159	2,247,878
Insurance	1,194,336	1,106,900	916,351
Other operating expenses	4,191,707	4,094,163	3,774,322
	49,777,310	48,132,047	42,586,679
NONOPERATING (EXPENSES) REVENUES:
Interest expense (Note 6)	(11,419)	(16,406)	(3,116)
Other	130,792	49,885	42,837
	119,373	33,479	39,721

INCOME BEFORE INCOME TAX EXPENSE	5,565,322	6,800,724	5,298,781

Income tax expense (Note 3)	(2,511,843)	(2,938,416)	(2,428,651)
NET INCOME	$3,053,479	$3,862,308	$2,870,130

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,903,844	3,775,990	3,675,919

BASIC NET INCOME PER COMMON SHARE (Note 5)	$.78	$1.02	$.78

DILUTED NET INCOME PER COMMON SHARE (Note 5)	$.73	$.92	$.70

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Total

Balance, December 31, 2002	3,638,473	$36,385	$10,910,985	$2,959,869	$13,907,239

Cash dividend paid				(551,696)	(551,696)

Exercise of stock options	43,500	435	200,562		200,997

Tax benefit of stock option exercises			166,500		166,500

Shares issued under Employee Stock Purchase Plan	32,396	324	232,603		232,927

Net income				2,870,130	2,870,130

Balance, December 31, 2003	3,714,369	$37,144	$11,510,650	$5,278,303	$16,826,097

Cash dividend paid				(947,129)	(947,129)

Exercise of stock options	77,850	779	293,834		294,613

Purchase and retirement of common stock	(752)	(8)	(14,356)		(14,364)

Tax benefit of stock option exercises			349,800		349,800

Shares issued under Employee Stock Purchase Plan	29,202	292	372,033		372,325

Shares issued under Employee Stock Ownership Plan	15,000	150	251,850		252,000

Net income				3,862,308	3,862,308

Balance, December 31, 2004	3,835,669	$38,357	$12,763,811	$8,193,482	$20,995,650

Cash dividend paid				(973,717)	(973,717)

Exercise of stock options	78,900	789	394,337		395,126

Tax benefit of stock option exercises			310,301		310,301

Shares issued under Employee Stock Purchase Plan	31,174	312	377,517		377,829

Shares issued under Employee Stock Ownership Plan	14,142	141	199,282		199,423

Net income				3,053,479	3,053,479

Balance, December 31, 2005	3,959,885	$39,599	$14,045,248	$10,273,244	$24,358,091

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
Operating Activities:
Net income	$3,053,479	$3,862,308	$2,870,130
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,672,827	1,311,124	1,158,458
Tax benefit from exercise of stock options	310,301	349,800	166,500
Gain on sale of property & equipment	(35,323)
Contribution of common stock to ESOP	199,423	252,000
(Decrease) increase in deferred income taxes	(223,300)	224,000	43,000
Decrease (increase) in accounts receivable	53,755	(380,636)	(64,395)
Decrease (increase) in other current assets	63,088	(1,277)	(556,480)
Increase (decrease) in income taxes payable	48,622	(78,013)	412,170
(Decrease) increase in accounts payable and accrued wages & payroll taxes	(615,287)	659,922	416,697
Increase (decrease) in card club accruals	385,587	441,920	(197,837)
Increase (decrease) in accrued interest	7,074	(1,929)	2,158
Increase (decrease) in accrued property taxes	121,238	58,212	(4,983)
(Decrease) increase in payable to horsepersons	(48,355)	70,278	(11,233)
(Decrease) increase in due to MHBPA	(36,293)	27,952
Net cash provided by operations	4,956,836	6,795,661	4,234,135

Investing Activities:
Additions to land, buildings and equipment	(3,813,469)	(4,386,261)	(3,638,832)
Proceeds from sale of equipment	35,600
(Increase) decrease in restricted cash	(242,383)	(459,861)	468,093
Net cash used in investing activities	(4,020,252)	(4,846,122)	(3,170,739)

Financing Activities:
Proceeds from issuance of common stock	772,955	666,938	433,924
Purchase of stock		(14,364)
Decrease in due to MHBPA			(76,152)
Cash dividend to shareholders	(973,717)	(947,129)	(551,696)
Net cash used in financing activities	(200,762)	(294,555)	(193,924)

Net increase in cash	735,822	1,654,984	869,522

Cash at beginning of year	4,178,544	2,523,560	1,654,038

Cash at end of year	$4,914,366	$4,178,544	$2,523,560

Suppemental disclosure of noncash investing activities:
Additions to land, buildings and equipment funded through accounts payable	$115,541	$250,462	$81,545

Supplemental disclosure of cash flow information:
Income taxes, net of refunds	$2,355,000	$2,425,000	$1,807,000
Net cash payments for interest	0	9,000	608

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

Revenue Recognition - Our revenues are derived primarily from the operations of a Card Club, pari-mutuel wagering on simulcast and live horse races, concession sales and related activities. Collection revenue from Card Club operations and pari-mutuel commission and fee revenues are recognized at the time that the wagering process is complete. Revenues related to wagering activities including concession and publication sales, and parking and admission fees are recognized as revenue when the service has been performed or the product has been delivered.

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

Reclassifications – Certain prior year numbers have been reclassified to be consistent with current period presentation. These reclassifications had no effect on net earnings or stockholders’ equity. In our consolidated statement of cash flows we changed the classification of changes in restricted cash balances to present such changes as an investing activity. We previously presented such changes as an operating activity. In the accompanying consolidated statements of cash flows for the years ended December 31, 2004 and 2003 we reclassified changes in restricted cash balances to be consistent with our 2005 presentation which resulted in an increase of $459,861 and a decrease of $468,093, respectively, in cash used in investing activities and a corresponding increase and decrease, respectively, in cash flows provided by operations from the amounts previously reported. In addition, we reclassified acquisitions of land, building and equipment funded through accounts payable at year-end to a noncash investing activity to be consistent with our 2005 presentation. In the accompanying consolidated statements of cash flows for the years ended December 31, 2004 and 2003 we reclassified $250,462 and $81,545, respectively to a noncash investing activity. These acquisitions were previously presented as increases in accounts payable under operating activities and additions to land, buildings and equipment under investing activities and resulted in decreases in these items from amounts previously reported.

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

Restricted Cash – Restricted cash represents refundable deposits and amounts due to horsemen for purses, stakes and awards, and amounts accumulated in card game progressive jackpot pools, the Player Pool and Poker Promotional Fund to be used to repay card players in the form of promotions, giveaways, prizes, or by other means.

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) - The Minnesota Pari-Mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from card club operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MHBPA, the Company has transferred into a trust account or paid directly to the MHBPA, approximately $7,575,000, $7,601,000 and $6,770,000 for the years ended December 31, 2005, 2004 and 2003, respectively, related to thoroughbred races. Amounts due to the MHBPA, are guaranteed by the Chairman of the Board. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company. The interest rates on any purses accrued but not transferred into the trust were 7.25%, 5.25% and 4.00% at December 31, 2005, 2004 and 2003, respectively.

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

Borrowings - The weighted average interest rates on short-term borrowings at December 31, 2005, 2004 and 2003 were 7.25%, 5.25% and 4.00%, respectively. The weighted average rates for short-term borrowings for the years ended December 31, 2005, 2004 and 2003 were 5.90%, 4.23% and 4.17%, respectively.

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

Fair Values of Financial Instruments – Due to the current classification of all financial instruments of the Company and given the short-term nature of the related account balances, carrying amounts reported in the consolidated balance sheets approximate fair value.

Statement of Financial Accounting Standards No. 123 (SFAS 123) - In 1996, the Company adopted SFAS 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. As permitted by SFAS 123, the Company has elected to continue following the guidance of APB 25 for measurement and recognition of stock-based transactions with employees. No compensation cost has been recognized for stock options issued under the Stock Option Plan because the exercise price of all options granted was at least equal to the fair value of the common stock at the date of grant. If compensation cost for the Company’s Stock Plan and Employee Stock Purchase Plan had been determined based on the fair value at the grant dates, consistent with the method provided in SFAS 123, the Company’s net income and earnings per share would have been as follows:

	2005	2004	2003
Net Income:
As reported	$3,053,479	$3,862,308	$2,870,130
Pro forma	2,637,139	3,414,243	2,450,141

Basic Earnings Per Share:
As reported	$.78	$1.02	$.78
Pro forma	.68	.90	.67

Diluted Earnings Per Share:
As reported	$.73	$.92	$.70
Pro forma	.63	.82	.60

The fair value of options granted under the Plan during 2005, 2004 and 2003 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2005	2004	2003
Dividend yield	1.49%	None	None
Expected volatility	43%	46%	37%
Risk-free interest rate	4.14%	3.28%	2.99%
Expected life of option	70 mo.	71 mo.	71 mo.
Fair value of options on grant date	$698,000	$840,000	$837,000

Accounting Pronouncements - In December 2004, the FASB revised SFAS No. 123, Share Based Payment (SFAS No. 123R). This Statement supercedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123R requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value. The Company is required to adopt SFAS No. 123R effective January 1, 2006 and plan to adopt this Statement using the Modified Prospective Method. As of the effective date, this Statement applies to all new awards issued as well as awards modified, repurchased, or cancelled. Additionally, for stock-based awards issued prior to the effective date, compensation cost attributable to future services will be recognized as the remaining service is rendered.

2.             LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment consists of the following at December 31:

	2005	2004

Land	$6,645,701	$6,645,701
Buildings and building improvements	15,448,272	12,683,492
Furniture and equipment	12,028,619	10,978,532
	34,122,592	30,307,725
Accumulated depreciation	(11,428,154)	(9,869,193)
	$22,694,438	$20,438,532

3.             INCOME TAXES

A reconciliation between income taxes computed at the statutory federal income tax rate and the effective tax rate is as follows:

	2005	2004	2003

Federal tax expense computed at statutory rate	$1,892,000	$2,312,000	$1,802,000
Nondeductible lobbying expense	184,000	163,000	197,000
State expense, net of federal impact	395,000	471,000	381,000
Other	40,843	(7,584)	48,651
	$2,511,843	$2,938,416	$2,428,651

Income tax expense for the years ended December 31, 2005, 2004 and 2003 consists of the following:

	2005	2004	2003
Current
Federal	$2,289,559	$2,081,616	$1,822,351
State	445,584	632,800	563,300
	2,735,143	2,714,416	2,385,651
Deferred, primarily Federal	(223,300)	224,000	43,000
	$2,511,843	$2,938,416	$2,428,651

Current and long term temporary differences and tax carryforwards at December 31 are as follows:

	2005	2004
Current
Vacation accrual	75,000	64,000
Player rewards program accrual	80,400	—
Other	48,000	39,000
Net current deferred tax asset	$203,400	$103,000

	2005	2004
Long-Term
Tax depreciation greater than book depreciation	$(587,700)	$(740,000)
Deferred gain on sale of land	(104,000)	(104,000)
Other	98,600	128,000
Net long-term deferred tax liability	$(593,100)	$(716,000)

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

Stock option activity related to the Plan during the years ended December 31, 2005, 2004 and 2003 is summarized below:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	708,850	$7.90	692,200	$5.42	639,700	$4.79

Granted	92,000	16.81	94,500	16.67	96,000	15.13
Exercised	(78,900)	5.01	(77,850)	3.78	(43,500)	4.48

Outstanding at end of year	721,950	$9.35	708,850	$7.90	692,200	$6.24

Options exercisable at end of year	696,283	$9.08	631,850	$6.88	616,200	$5.42

The following table summarizes information concerning all options outstanding and options exercisable as of December 31, 2005:

Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$1.75 – 2.50	104,150	1.4	$2.24	104,150	$2.24
2.50 – 5.00	89,400	2.9	3.98	89,400	3.98
5.00 – 7.50	238,400	3.8	6.48	238,400	6.48
7.50 – 17.25	290,000	4.0	15.93	264,333	15.86

The Plan provides that payment of the exercise price may be made in the form of unrestricted shares of common stock already owned by the optionee. The Company calculates the fair market value of unrestricted shares as the average of the high and low sales prices on the date of exercise.  During 2004, the Company purchased and retired 752 shares valued at $14,364.

Employee Stock Purchase Plan:

On April 3, 1995, the Board of Directors adopted an Employee Stock Purchase Plan (the “plan”). The plan is open to all employees of the Company working more than 15 hours per week. The plan consists of one-year phases. The phases commence on October 1 of each year and under the terms of the plan employees were allowed to set aside a portion of their payroll earnings to purchase shares of the Company’s common stock. Prior to the phase which started October 1, 2005, the purchase price was the lower of 85% of the fair market value of the shares on the commencement date of each phase or 85% of the fair market value on the termination date of each phase. Effective with the phase beginning October 1, 2005 the purchase price is 95% of the fair market value of the shares on the termination date of the phase. The plan provides for the sale of up to 250,000 shares. The plan issued 31,174, 29,202 and 32,396 shares in 2005, 2004 and 2003, respectively. The plan has issued a total of 215,999 shares since the inception of the plan.

401(k) Plan:

On June 1, 1998 the Company established a defined contribution savings plan for employees who had completed one year of service, as defined in the Plan document. The defined contribution savings plan allows for employee compensation deferral contributions under Section 401(k) of the Internal Revenue Code and discretionary contributions by the Company. Employer contributions charged to operations in 2005, 2004 and 2003 were approximately $128,000, $113,000 and $108,000, respectively.

Employee Stock Ownership Plan:

In December 2004, the Company’s Board of Directors approved an Employee Stock Ownership Plan effective for calendar years beginning January 1, 2004. All eligible employees of the Company participate in the ESOP Plan after completing one full calendar year of service. Contributions to the plan are determined by the Board of Directors and can be made in cash or shares of the Company’s common stock. Annual contributions are allocated to each participant based on compensation and vest in accordance with a seven year graded vesting schedule. Compensation expense for the ESOP is determined based on the average fair value of shares on the date the Company commits to the contribution to the Plan. For the purposes of earnings per share, ESOP shares are included in weighted-average common shares outstanding at year-end as the shares are committed to be contributed on that date. On December 22, 2005, the Company committed to contribute 14,000 shares of the Company’s common stock valued at $197,400. The shares were issued in January 2006 and will be allocated to the accounts of eligible employees based upon their 2005 compensation during the first quarter of 2006. The Company contributed 15,000 shares of the Company’s common stock valued at $252,000 for calendar year 2004. During 2005, the Company contributed an additional 142 shares valued at $2,000 for calendar year 2004.

5.             EARNINGS PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations:

	2005	2004	2003

Net income (numerator) amounts used for basic and fully diluted per share computations:	$3,053,479	$3,862,308	$2,870,130

Weighted average shares (denominator) of common stock outstanding:
Basic	3,903,844	3,775,990	3,675,919
Plus dilutive effect of stock options	287,422	408,243	401,621
Diluted	4,191,266	4,184,233	4,077,540

Net income per common share:
Basic	$.78	$1.02	$.78
Diluted	.73	.92	.70

Options to purchase 157,833 shares of common stock at an average of $16.75 per share were outstanding at December 31, 2005 but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. The options expire in an average of 5.9 years.

6.             LINES OF CREDIT

The Company has a general credit and security agreement with Bremer Bank, N.A. Borrowings under the credit agreement include a commercial revolving credit line, which provides for maximum advances of

$2,250,000 with interest at the prime rate until April 30, 2007. The Company had no borrowings under the credit line during the year 2005. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements as of December 31, 2005. Management believes that funds available under this line of credit, along with funds generated from card club and simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2006.

7.             OPERATING LEASES AND COMMITMENTS

In January 2004 the Company entered into a five-year totalizator services agreement with Autotote Systems, Inc. (Autotote). Pursuant to the agreement, Autotote provides totalizator equipment and computer programs which record and process all wagers and calculate the odds and payoffs. Amounts charged to operations under this agreement for the years ended December 31, 2005, 2004 and 2003 were approximately $348,000, $370,000 and $390,000, respectively. During annual live race meets, Autotote provides uplink services, which enables the Company to simulcast horse races held at Canterbury Park to out-of-state racetracks. These services resulted in amounts charged to operations in 2005, 2004 and 2003 of approximately $137,500, $135,500 and $126,000, respectively.

We have entered into operating leases for rental of office equipment and equipment to print certain publications. Amounts charged to operations under these agreements for the yeasr ended December 31, 2005, 2004 and 2003 were approximately $162,000, $170,000 and $170,000, respectively. All such leases expire on or before November 30, 2008. Future lease payment obligations under these leases are $72,200, $55,600 and $43,900 in 2006, 2007 and 2008, respectively.

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

The Company is periodically involved in various legal actions arising in the normal course of business. At December 31, 2005, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

9.             RELATED-PARTY TRANSACTIONS

The president/director and two other directors have guaranteed performance by the Company under a $500,000 bond issued to the Minnesota Racing Commission.

The Company paid a total of $50,100 in 2005, $50,052 in 2004 and $62,000 in 2003 to the Chair and Vice Chair of the Company in consideration for the services they provided pursuant to consulting agreements. In addition, another non-employee Board member received $25,500 in 2005, $32,000 in 2004 and $61,000 in 2003 for services related to building support for proposed legislation to provide additional gaming authority to the Company.

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies

Depreciation, interest expense and income taxes are allocated to the segments but no allocation is made to concessions for shared facilities. The concessions segment paid approximately 25% of gross revenues on live racing and special event days to the horse racing segment for use of the facilities in 2005, 2004 and 2003.

The following tables provide information about the Company’s operating segments (in 000’s):

	Twelve Months Ended December 31, 2005
	Horse Racing	Card Club	Concessions	Total
Revenues from external customers	$19,762	$29,614	$5,847	$55,223

Intersegment revenues	338		1,995	2,333

Net interest income (expense)	119			119

Depreciation and amortization	1,001	556	116	1,673

Segment income before income taxes	2	5,560	1,256	6,818

Segment Assets	$27,191	$3,493	$4,821	$35,505

	Twelve Months Ended December 31, 2004
	Horse Racing	Card Club	Concessions	Total
Revenues from external customers	$20,944	$28,433	$5,522	$54,899

Intersegment revenues	357		1,872	2,229

Net interest income (expense)	33			33

Depreciation and amortization	688	527	96	1,311

Segment income before income taxes	706	6,047	1,142	7,895

Segment Assets	$23,962	$3,688	$3,599	$31,249

	Twelve Months Ended December 31, 2003
	Horse Racing	Card Club	Concessions	Total
Revenues from external customers	$20,061	$22,954	$4,831	$47,846

Intersegment revenues	362		1,586	1,948

Net interest income (expense)	40			40

Depreciation and amortization	601	463	94	1,158

Segment income before income taxes	783	4,531	904	6,218

Segment Assets	$18,026	$3,727	$2,339	$24,092

Included in horse racing segment revenues for the years ended December 31, 2005, 2004 and 2003 is approximately $274,000, $288,000 and $212,000, respectively, for rental of the racing facility for special events and storage.

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	2005	2004	2003
Revenues
Total revenue for reportable segments	$57,556	$57,128	$49,794
Elimination of intersegment revenues	(2,333)	(2,229)	(1,948)
Total consolidated revenues	$55,223	$54,899	$47,846
Income before income taxes
Total segment income before income taxes	$6,818	$7,895	$6,218
Elimination of intersegment income before income taxes	(1,253)	(1,094)	(919)
Total consolidated income before income taxes	$5,565	$6,801	$5,299

	December 31, 2005	December 31, 2004	December 31, 2003
Assets
Total assets for reportable segments	$35,505	$31,249	$24,213
Elimination of intercompany receivables	(4,065)	(3,026)	(1,795)
Total consolidated assets	$31,440	$28,223	$22,418

11.           SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

	2005 Quarter Ended:
	March 31	June 30	September 30	December 31
Operating revenues	$11,722,555	$14,906,919	$16,485,467	$12,108,318

Operating expenses	9,795,375	14,000,302	15,331,438	10,650,195

Net income	1,080,428	454,149	688,372	830,530

Basic earnings per share	.28	.12	.18	.21

Diluted earnings per share	.26	.11	.16	.20

	2004 Quarter Ended:
	March 31	June 30	September 30	December 31
Operating revenues	$11,385,965	$14,422,649	$17,279,804	$11,810,874

Operating expenses	9,105,737	13,394,712	15,393,116	10,238,482

Net income	1,260,178	580,860	1,064,204	957,066

Basic earnings per share	.34	.15	.28	.25

Diluted earnings per share	.30	.14	.26	.23

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A. CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures:

The Company’s Chief Executive Officer, Randall D. Sampson, and Chief Financial Officer, David C. Hansen, have reviewed the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon this review, these officers have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that the disclosure controls are also effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b)           Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended December 31, 2005, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     OTHER INFORMATION

Not Applicable.

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Incorporated by Reference.

Information required under Item 402 of Regulation S-K to the extent applicable with respect to the directors will be set forth in a section captioned “Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 2006 (the “2006 Proxy Statement”), a definitive copy of which will be filed with the Commission within 120 days of the close of the 2005 fiscal year, which information is incorporated herein by reference. Information required under Item 402 of Regulation S-K regarding executive officers is presented under Item 1(c)(x) herein. Information required under Item 405 regarding Exchange Act Section 16a compliance to the extent required will be set forth in a section titled “Section 16a Beneficial Ownership Reporting Compliance” in the 2006 Proxy statement.

Code of Ethics

The Company has adopted a code of Ethics applicable to all officers of the Company as well as certain other key accounting personnel. A copy of the Code of Ethics can be obtained free of charge upon written request directed to the Company’s Secretary at the executive offices of the Company.

Item 11.     EXECUTIVE COMPENSATION

Information required under Item 402 of Regulation S-K will be set forth in a section entitled “Executive Compensation and Other Information” in the Company’s 2006 Proxy Statement which information is incorporated herein by reference.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under Item 403 of Regulation S-K will be set forth in a section entitled “Security Ownership of Certain Beneficial Owners” and “Election of Directors” in the Company’s 2006 Proxy Statement which information is incorporated herein by reference.

INFORMATION REGARDING EQUITY COMPENSATION PLANS

The following table sets forth information as of December 31, 2005 regarding our equity compensation plans.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category (1)	(a) Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in column (a))
Equity compensation plans approved by security holders:
1994 Stock Plan	721,950	$9.35	259,000
1995 Employee Stock Purchase Plan	0	0	34,001

Equity compensation plans not approved by security holders:
Stock Option Plan for Non-Employee Consultants and Advisors (2)	0	0	172,500

Total	721,950		465,501

(1) The Company does not have individual compensation arrangements involving the granting of options, warrants, rights or restricted stock.

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

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information, if any, required by Item 404 of Regulation S-K will be set forth in a section entitled “Certain Transactions” in the Company’s 2006 Proxy Statement which information is incorporated herein by reference.

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 of this Form 10-K and Item 9(e) of Schedule 14A will be set forth in a section entitled “The Company’s Auditors” in the Company’s 2006 Proxy statement which information is incorporated herein by reference.

PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	The following Consolidated Financial Statements of Canterbury Park Holding Corporation and subsidiaries are included in Part II, Item 8 pages 32 - 46:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements Of Operations for the years ended December 31, 2005, 2004, and 2003

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004, and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003

Notes to Consolidated Financial statements

(b).	The exhibits listed on the “Exhibits Index” on pages 51 & 52 are filed with this Form 10-K or incorporated by reference in this report.

(c).	No financial statement schedules are required by Item 8 and Item 15(c) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2006		CANTERBURY PARK HOLDING CORPORATION

	By	/s/ Randall D. Sampson
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

Signature	Title	Date

/s/ Curtis A. Sampson	Chairman of the Board	March 29, 2006
Curtis A. Sampson

/s/ Dale H. Schenian	Director; Vice Chairman	March 29, 2006
Dale H. Schenian

/s/ Randall D. Sampson	Chief Executive Officer, President,	March 29, 2006
Randall D. Sampson	General Manager, Treasurer and
Director

/s/ David C. Hansen	Chief Financial Officer*	March 29, 2006
David C. Hansen

/s/ Patrick R. Cruzen	Director	March 29, 2006
Patrick R. Cruzen

/s/ Carin J. Offerman	Director	March 29, 2006
Carin J. Offerman

/s/ Burton F. Dahlberg	Director	March 29, 2006
Burton F. Dahlberg

* Principal Accounting Officer

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

Exhibit Index To

Form 10-K for the Year Ended December 31, 2005

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