Form 10-Q
period 2006-03-31
CANTERBURY PARK HOLDING CORP
filed 2006-05-15
CIK 926761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

YES         ☐            NO          ☒

The Company had 4,027,185 shares of common stock, $.01 par value, outstanding as of May 12, 2006.

CANTERBURY PARK HOLDING CORPORATION

PART I – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2006 AND DECEMBER 31, 2005

	(Unaudited) March 31, 2006	December 31, 2005
ASSETS

CURRENT ASSETS
Cash	$5,709,676	$4,914,366
Restricted cash	2,197,761	1,988,982
Short-term investments	100,447
Accounts receivable, net of allowance of $68,600 and $82,600	694,305	696,857
Inventory	158,066	158,470
Prepaid expenses	633,425	763,976
Deferred income taxes	316,900	203,400
Total current assets	9,810,580	8,726,051

LONG-TERM ASSETS
Deposits	20,000	20,000
Land, buildings and equipment, net of accumulated depreciation of $11,693,978 and $11,428,154, respectively	23,304,777	22,694,438
	$33,135,357	$31,440,489

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,340,251	$1,882,923
Card club accruals	2,030,424	2,122,333
Accrued wages and payroll taxes	1,043,648	1,546,155
Accrued interest payable	9,765	7,303
Due to MHBPA	130,938	94,853
Accrued property taxes	516,607	403,357
Income taxes payable	390,353	66,108
Payable to horsepersons	497,727	366,266
Total current liabilities	6,959,713	6,489,298

DEFERRED INCOME TAXES	553,900	593,100

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,016,185 and 3,959,885, respectively, shares issued and outstanding	40,162	39,599
Additional paid-in capital	14,145,691	14,045,248
Accumulated earnings	11,435,891	10,273,244
Total stockholders’ equity	25,621,744	24,358,091
	$33,135,357	$31,440,489

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

PERIODS ENDED MARCH 31, 2006 AND 2005 (Unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

OPERATING REVENUES:
Pari-mutuel	$3,012,798	$2,915,286
Card Club	7,771,467	7,437,000
Concessions	877,180	879,566
Admissions and parking	31,339	26,170
Publications	99,103	113,839
Other operating revenue	362,880	350,694
	12,154,767	11,722,555

OPERATING EXPENSES:
Statutory purses	1,342,546	1,294,537
Minnesota breeders’ fund	276,843	265,674
Host track fees	497,787	481,786
Pari-mutuel taxes	44,804	46,191
Salaries and benefits	5,005,753	4,647,896
Cost of concessions and publication sales	591,446	611,169
Depreciation	430,825	342,000
Utilities	307,347	260,647
Repairs, maintenance and supplies	242,544	229,082
License fees and property taxes	184,805	147,696
Advertising and marketing	225,092	327,280
Insurance	229,794	304,281
Other operating expenses	789,118	837,136
	10,168,704	9,795,375

NONOPERATING (EXPENSES) REVENUES:
Interest expense	(2,296)	(1,589)
Other	55,380	18,957
	53,084	17,368

INCOME BEFORE INCOME TAX EXPENSE	2,039,147	1,944,548

INCOME TAX EXPENSE (Note 1)	(876,500)	(864,120)

NET INCOME	$1,162,647	$1,080,428

BASIC NET INCOME PER COMMON SHARE (Note 1)	$.29	$.28

DILUTED NET INCOME PER COMMON SHARE (Note 1)	$.26	$.26

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

PERIODS ENDED MARCH 31, 2006 AND 2005 (Unaudited)

	2006	2005
Operating Activities:
Net income	$1,162,647	$1,080,428
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	430,825	342,000
Stock-based compensation expense	43,483
Tax benefit from exercise of stock options	24,300	100,900
Excess tax benefit from exercise of stock options	(18,907)
Gain on sale of property & equipment	(30,760)
Decrease in deferred income taxes	(152,700)	(127,700)
Decrease in accounts receivable	2,552	189,841
Decrease in other current assets	130,955	191,353
Increase in income taxes payable	324,245	267,201
Decrease in accounts payable and accrued wages and payroll taxes	(294,374)	(109,177)
(Decrease) increase in card club accruals	(91,909)	29,415
Increase in accrued interest	2,462	1,428
Increase in accrued property taxes	113,250	75,794
Increase in payable to horsepersons	131,461	132,874
Increase in due to MHBPA	36,085	61,663
Net cash provided by operations	1,813,615	2,236,020

Investing Activities:
Additions to land, buildings and equipment	(791,969)	(956,980)
Proceeds from sale of equipment	30,760
(Increase) decrease in restricted cash	(208,779)	42,921
Increase in short-term investments	(100,447)
Net cash used in investing activities	(1,070,435)	(914,059)

Financing Activities:
Proceeds from issuance of common stock	33,223	250,373
Excess tax benefit from exercise of stock options	18,907
Net cash provided by financing activities	52,130	250,373

Net increase in cash	795,310	1,572,334

Cash at beginning of year	4,914,366	4,178,544

Cash at end of year	$5,709,676	$5,750,878

Supplemental disclosure of noncash investing activities:
Additions to land, buildings and equipment funded through accounts payable	$249,195	$226,210

Supplemental disclosure of cash flow information:
Income taxes, net of refunds	$625,000	$625,000

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED MARCH 31, 2006 AND 2005 (Unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies is included in the notes to consolidated financial statements in the 2005 Annual Report on Form 10-K.

Unaudited Financial Statements - The consolidated balance sheet as of March 31, 2006, the consolidated statements of operations for the three months ended March 31, 2006 and 2005, the consolidated statements of cash flows for the three months ended March 31, 2006 and 2005, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.

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

Reclassifications – Certain prior year numbers have been reclassified to be consistent with current period presentation. These reclassifications had no effect on net earnings or stockholders’ equity. In our consolidated statement of cash flows we changed the classification of changes in restricted cash balances to present such changes as an investing activity. We previously presented such changes as an operating activity. In the accompanying consolidated statements of cash flows for the period ended March 31, 2005 we reclassified changes in restricted cash balances to be consistent with our 2006 presentation which resulted in a decrease of $42,921 in cash used by investing activities and a corresponding decrease in cash flows provided by operations from the amounts previously reported. In addition, we reclassified acquisitions of land, building and equipment funded through accounts payable at March 31, 2005 to a noncash investing activity to be consistent with our 2006 presentation. In the accompanying consolidated statement of cash flows for the period ended March 31, 2005 we reclassified $226,210 to a noncash investing activity. These acquisitions were previously presented as increases in accounts payable under operating activities and additions to land, buildings and equipment under investing activities and resulted in decreases in these items from amounts previously reported.

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

Net Income Per Share – Basic net income per common share is based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding for the three months ended March 31, 2006 and March 31, 2005 were 3,951,922 and 3,876,397, respectively. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options. After considering the dilutive effect of stock options outstanding, the weighted average shares used to calculate diluted earnings per share for the three months ended March 31, 2006 and 2005 were 4,415,166 and 4,216,094, respectively.

Fair Values of Financial Instruments – Due to the current classification of all financial instruments of the Company, given the short-term nature of the related account balances, carrying amounts reported in the consolidated balance sheets approximate fair value.

Stock Based Employee Compensation - In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS No.123, Share Based Payment (SFAS No. 123R). This Statement supercedes APB Opinion No. 25, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123R requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value. In April 2005 the effective date of SFAS No. 123R was deferred to the fiscal year beginning after June 15, 2005. Consequently, the Company adopted SFAS No. 123R as of January 1, 2006. As of the effective date, this Statement applies to all new awards issued as well as awards modified, repurchased, or cancelled. Additionally, for stock-based awards issued prior to the effective date, compensation cost attributable to future services will be recognized as the remaining service is rendered. The Company elected to apply the modified prospective method of adoption of SFAS No.123R.

The Company has an equity based compensation plan, the 1994 Stock Plan which provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and non-employees, including directors of and consultants to the Company and any subsidiary, to purchase up to a maximum of 1,450,000 shares of common stock. During the first quarter of 2006 the Company issued non-qualified options to the members of the Board of Directors, granted incentive stock options to two executive officers and issued shares of common stock that were restricted in regard to ownership and disposition rights (herein referred to as “restricted stock”) to key management level employees.

SFAS 123(R) requires the use of a fair value based measurement method when granting stock options. The Company selected the Black-Scholes method to measure the compensation cost for stock options. The Black-Scholes method requires the use of significant assumptions to estimate the fair value of the stock option awards. The expected term of the board of director options is equivalent to the historical exercise experience for these options. The expected term of the key employee options was the term of the option as the individuals have exhibited a pattern of exercising options at or near the expiration date. The expected volatility was calculated primarily with reliance on historical volatility rates. The Company has no reason to believe that future volatility of the share price over the expected option term is likely to differ from its past. The Company assumed a dividend yield equivalent to historical dividend rates over the vesting period. The risk-free rate utilized in the Black-Scholes calculations was the U.S. Constant Maturity Treasury Security for the period equivalent to the term of the option.

The fair value of options granted under the Plan during the first quarter of 2006 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

Dividend yield	1.74%
Weighted-average volatility	25%
Risk-free interest rate	4.50%
Expected term of options in years	8.6
Fair value of options on grant date	$89,400

A summary of option activity under the Plan as of March 31, 2006 and changes during the quarter then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Grant-Date Fair Value

Outstanding at January 1, 2006	721,950	$9.35

Granted	30,000	14.43
Exercised	(15,300)	2.14

Outstanding at March 31, 2006	736,650	$9.71	3.5	$3,441,000

Options exercisable at March 31, 2006	706,650	$9.51	3.3	$3,374,000

Each member of the Board of Directors receives an annual recurring grant of 3,000 non-qualified stock options. On February 1, 2006 15,000 options were granted to the five board members with an exercise price equal to the market price on the date of grant of $14.30. The stock options vest over a six- month period and expire in ten years. The Company granted 15,000 incentive stock options to two executive officers of the company on February 9, 2006. The exercise price of these incentive stock options was the market value on the date of grant of $14.55. The stock options vest ratably over a four-year period and expire in ten years. Shares of restricted stock were granted to key management -level employees on February 9, 2006. The Company granted 41,000 shares of restricted stock that vest 100% after four years. Employees who terminate employment prior to the vesting date forfeit their right to the shares.

The compensation cost associated with the Board of Director options is $15,300 to be recognized as expense over the six-month vesting period. The compensation cost associated with the employee stock option grant is $74,100 to be recognized ratably over the four-year vesting period. The compensation cost associated with the restricted stock grant was calculated as the market price on the date of grant of $14.55 for the 41,000 shares (reduced by estimated forfeitures) of $589,275. This expense will be recognized ratably over the four-year vesting period. The Company also recognized $7,807 related to a grant of employee stock options in 2004 which vested in February of 2006. In accordance with the modified prospective method, the total compensation cost related to share based awards included in salaries and benefits expense for the first quarter of 2006 was $43,500.

A summary of the status of the Company’s restricted stock as of March 31, 2006, and changes during the quarter ended March 31, 2006, is presented below:

Restricted Stock:

	March 31, 2006	Weighted-Average Grant-date Fair Value
Nonvested restricted stock at January 1, 2006	0	0
Granted	41,000	$14.55
Vested	0	0
Forfeited	0	0
Nonvested restricted stock at March 31, 2006	41,000	$14.55

As of March 31, 2006, there was $564,722 of total unrecognized compensation cost related to restricted stock compensation arrangements granted under the Plan. That cost is expected to be recognized over a period of 3.75 years.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation to periods prior to January 1, 2006.

Stock Based Employee Compensation:

Three Months Ended March 31, 2005
Net Income:
As reported	$1,080,428
Deduct: Pro forma stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(45,059)
Pro forma net income	$1,035,369

Earnings Per Share:
Basic – as reported	$.28

Basic - pro forma	$.27

Diluted - as reported	$.26

Diluted – pro forma	$.25

2.     BORROWINGS UNDER CREDIT AGREEMENT

The Company has a credit agreement with Bremer Bank N.A. that provides for a revolving credit line permitting advances of up to $2,250,000 with interest at the prime rate. The Company had no borrowings under this credit line at March 31, 2006 or December 31, 2005. The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements at all times throughout the quarter ended March 31, 2006. Management believes that funds available under this line of credit, along with funds generated from card club and simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2006.

3.     OPERATING SEGMENTS

During the first three months of 2006 and 2005, the Company had three reportable operating segments: card club, horse racing and concessions. The card club segment primarily represents operations of the Canterbury Card Club. The horseracing segment primarily represents simulcast and live racing operations, and the concessions segment primarily represents concessions provided during simulcast and live racing, in the card club and during special events. The Company’s reportable operating segments are strategic business units that offer different products and services. They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services. The horse racing and card club segments are regulated by the State of Minnesota Racing Commission.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the 2005 Annual Report on Form 10-K.

Depreciation, interest expense and income taxes are allocated to the segments but no allocation is made to concessions for shared facilities. However, the concessions segment pays approximately 25% of gross revenues earned on live racing and special event days to the horse racing segment for use of the facilities.

The following table provides information about the Company’s operating segments (in 000’s):

	Three Months Ended March 31, 2006
	Card Club	Horse Racing	Concessions	Total

Revenues from external customers	$7,772	$3,506	$877	$12,155
Intersegment revenues		16	512	528
Net Interest income		53		53
Depreciation and amortization	141	262	28	431
Segment income before income taxes	1,419	592	113	2,124
Segment Assets	$3,423	$29,051	$4,817	$37,291

	Three Months Ended March 31, 2005
	Card Club	Horse Racing	Concessions	Total

Revenues from external customers	$7,437	$3,406	$880	$11,723
Intersegment revenues		13	481	494
Net Interest income		17		17
Depreciation and amortization	132	186	24	342
Segment income before income taxes	1,372	550	105	2,027

At December 31, 2005

Segment Assets	$3,493	$27,191	$4,821	$35,505

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Three Months Ended March 31,
	2006	2005
Revenues:
Total revenue for reportable segments	$12,683	$12,217
Elimination of intersegment revenues	(528)	(494)
Total consolidated revenues	$12,155	$11,723

Income before income taxes:
Total segment income before income taxes	$2,124	$2,027
Elimination of intersegment income before income taxes	(85)	(82)
Total consolidated income before income taxes	$2,039	$1,945

	March 31, 2006	December 31, 2005
Assets:
Total assets for reportable segments	$37,291	$35,505
Elimination of intercompany receivables	(4,156)	(4,065)
Total consolidated assets	$33,135	$31,440

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

The Company is periodically involved in various legal actions arising in the normal course of business. At March 31, 2006, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

ITEM 2:         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Canterbury Park Holding Corporation, our operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes to the financial statements (the “Notes”). This MD&A is divided into the following sections:

•      Overview

•      Operations Review – an analysis of our Company’s consolidated results of operations for the three months presented in our consolidated financial statements.

•      Contingencies

•      Liquidity and Capital Resources – an analysis of the sources and uses of cash.

•      Critical Accounting Policies and Estimates

•      Commitments and Contractual Obligations

•      Legislation

•      Forward-Looking Statements – cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from the Company’s historical results or our current expectations of projections.

Overview:

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

 Canterbury Park’s Card Club (the “Card Club”) hosts “unbanked” card games in which players compete against each other and not against the house. The Card Club is open twenty-four hours a day, seven days a week. Under Minnesota law, the Company is required to pay up to 14% of the gross Card Club revenues to the Racetrack’s purse fund and the State of Minnesota Breeders’ Fund. However, the Company has agreed with the Minnesota Horsemen’s Benevolent and Protective Association (“MHBPA”) to pay 15% of Card Club revenues into the purse fund for 2006 and 2005.

The Company also generates revenues from other activities such as admission and parking fees and from the sale of food and beverage, programs and other racing publications, and corporate sponsorships. Additional revenues are derived from an RV park and the use of the Racetrack facilities for special events such as concerts, craft shows and snowmobile racing.

Operations Review for the Three Months Ended March 31, 2006 and March 31, 2005:

Total operating revenues increased $432,212, or 3.7%, during three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase is due primarily to increases in Card Club revenue and pari-mutuel revenue, offset by a slight decrease in concessions revenue.

Pari-mutuel revenue increased $97,512, or 3.3% in the three-month period ended March 31, 2006 compared to the same period in 2005. Total handle was approximately $14.2 million or 3.8%, higher than total handle of $13.7 million during the same quarter a year ago. The increase is primarily attributable to persistent poor weather conditions experienced in the east during the first quarter of 2005, which resulted in the cancellation of a significant number of races. However, this increase was partially offset by growing competition from Internet wagering on simulcast racing. The Company continues to look for ways to make Canterbury Park the most attractive alternative when our customers want to wager on horseracing. A number of promotions and initiatives to encourage on-track wagering have recently been implemented. See the “Summary of Pari-Mutuel Data” below.

	Three Months Ended March 31,
Summary of Pari-Mutuel Data:	2006	2005

Simulcast racing days	90	90

On-track simulcast handle	$14,222,000	$13,703,000

Average daily handle	$158,000	$152,000

Total Card Club revenue increased 4.5% to $7.8 million for the first three months of 2006 compared to $7.4 million for the same period in 2005. The primary source of Card Club revenue is a percentage of the wagers received from the players as compensation for providing the Card Club facility and services, referred to as the “collection revenue”. Other revenue includes fees collected for the administration of tournaments, and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds. The increase in revenue is due primarily to growth in the Card Club’s poker games. Poker collection revenue grew $356,000 or 7.9% compared to the first quarter of 2005 and continues to be fueled by the popularity of televised poker tournaments, and three additional poker tables. This increase was partly offset by a $29,000 or 1.1% decrease in Casino Games collection revenue compared to the first three months of 2005. This decrease is primarily due to the reduction of three tables in the Casino Games room. Total Card Club revenues represented 63.9% and 63.4% of total revenues for the three-month periods ended March 31, 2006 and 2005, respectively. See the “Summary of Card Club Data” below.

	Three Months Ended March 31,
Summary of Card Club Data:	2006	2005

Poker Games	$4,872,000	$4,516,000
Casino Games	2,725,000	2,754,000
Total Collection Revenue	7,597,000	7,270,000

Other Revenue	175,000	167,000
Total Card Club Revenue	$7,772,000	$7,437,000

Number of Days Offered	90	90
Average Revenue per Day	$86,000	$83,000

Concession revenues decreased slightly to $877,180 for the quarter ended March 31, 2006 compared to $879,566 for the first quarter of 2005. Sales volumes were relatively unchanged in both the card room and simulcast clubhouse.

Total operating expenses in the first quarter of 2006 increased by approximately $373,329, or 3.8%, compared to the three-month period ended March 31, 2005. However, total operating expenses as a percentage of revenues remained steady at 83.7% for the first three months of 2006, compared to 83.6% for the same period in 2005.

Total expense for statutory purses and Minnesota breeders’ fund increased $59,178, or 3.8%, for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. The increase was primarily due to higher Card Club collection revenues in the first quarter of 2006, and an increase in simulcast handle during the first quarter of 2006. Refer to the table below.

	Purse Expense		Minnesota Breeders’ Fund Expense
	Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
Card Club	$1,049,148	$1,003,995	$116,572	$111,555

Simulcast Racing	293,398	290,542	160,271	154,119

Total	$1,342,546	$1,294,537	$276,843	$265,674

Salary and benefit costs increased $357,857, or 7.7%, compared to the first quarter of 2005. The increase is due to several factors including an estimated 3% increase in general wages which resulted in an increase of $91,000 for the quarter; the impact of the minimum wage increase of $1 effective August 2005 which resulted in an estimated increase of $80,000 in hourly labor costs for the quarter; an increase of $76,000 related to enhanced benefits such as 401k match, and ESOP accrual; and a $44,000 expense related to the adoption of SFAS 123(R). Depreciation increased $88,825 or 26% compared to the same period in 2005 due to significant improvements to the facility during 2005. Advertising and marketing expense decreased $102,188 or 31% due to the timing of print and television related production expense.

Income before income taxes increased $94,599, or 4.9%, to $2,039,147 for the three months ended March 31, 2006, from $1,944,548 for the three months ended March 31, 2005. Income tax expense was $876,500 and $864,120 for the first quarters of 2006 and 2005, respectively, resulting in net income of $1,162,647 and $1,080,428, respectively.

Contingencies:

There have been no material changes in our contingencies since those reported at December 31, 2005.

Liquidity and Capital Resources:

Cash provided by operating activities for the three months ended March 31, 2006 was $1,770,132 and resulted principally from net income of $1,162,647, depreciation of $430,825, an increase in income taxes payable of $324,245, and a decrease in accounts payable and accrued wages of $294,374. Cash provided by operating activities for the three months ended March 31, 2005 was $2,236,020 and resulted principally from net income of $1,080,428, depreciation of $342,000, an increase in income taxes payable of $267,201, a decrease in accounts receivable of $189,841 due to the timing of payments and receipts on wagering imbalances with out-of-state racetracks, and a decrease in other current assets of $191,353 resulting from a reduction in prepaid expenses. Pursuant to an agreement with the Minnesota

Horsemen’s Benevolent and Protective Association (MHBPA), during the three months ended March 31, 2006 and 2005, the Company transferred into a trust account for these purposes or paid directly to the MHBPA approximately $1,175,000 and $1,100,000, respectively. At March 31, 2006 the company had an additional liability to the MHBPA of $130,938. This liability will be paid in 2006 together with interest at the prime-lending rate.

Net cash used in investing activities for the first quarter of 2006 of $1,070,435 was used primarily for additions to land, building and equipment including improvements to the backside barns and expansion of the Card Club lounge. Net cash used in investing activities was $914,059 in the first quarter of 2005 and related primarily to improvements to the backside barns and facilities related to live racing. In addition, during the first three months of 2006 restricted cash increased $208,779 primarily due to increases in liabilities to horsepersons for purse funds.

Cash provided by financing activities during the first three months of 2006 consisted of proceeds received upon the exercise of stock options of $33,223, and excess tax benefits from the exercise of stock options during the quarter of $18,907. Cash provided by financing activities during the first three months of 2005 consisted of proceeds received upon the exercise of stock options of $250,373.

The Company has a credit agreement with Bremer Bank N. A. that provides a revolving credit line permitting advances of up to $2,250,000 with interest at the prime rate. The Company had no borrowings under the line of credit at March 31, 2006 or December 31, 2005. The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements at all times throughout the quarter ended March 31, 2006.

Unrestricted cash balances at March 31, 2006 were $5,709,676 compared to $4,914,366 at December 31, 2005. The Company believes that funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2006 for regular operations. If the Racino discussed below under “Legislation” receives necessary legislative approval, the Company will require substantial additional debt and/or equity financing. The Company believes that such financing with reasonable terms can be obtained.

Critical Accounting Policies and Estimates:

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

Our significant accounting policies are included in Note 1 to our consolidated financial statements in our 2005 Annual Report on Form 10-K. We believe the following critical accounting policies represent our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Land, Buildings and Equipment - We have significant capital invested in our property and equipment, which represents approximately 70.3% of our total assets. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired. Our property and equipment is evaluated for impairment whenever circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value and is charged to operations in the period in which such impairment is determined by management. We do not believe that any impairment has occurred or is likely to occur in the near future.

Regulation - Our business can be materially impacted both positively and negatively by legislative and regulatory changes, such as those described below. Significant negative changes resulting from these activities could result in an impairment of our property and equipment in accordance with generally accepted accounting standards. Additional information regarding how our business can be impacted by legislative and regulatory changes are included in Item 1 (vi), and Item 1 (vii), respectively, in our 2005 Annual Report on Form 10-K, which information is incorporated herein by reference.

Commitments and Contractual Obligations:

There have been no material changes in our commitments and contractual obligations since those reported at December 31, 2005.

Legislation:

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

Forward-Looking Statements:

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on borrowings under our commercial revolving credit line that bears interest at the prime rate. At March 31, 2006 we have no debt borrowings under our credit facility.

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

PART II

OTHER INFORMATION

Item 1.            Legal Proceedings

Not applicable

Item 1A.         Risk Factors

There have been no material changes to the Risk Factors since those reported in the Form 10-K for the year ended December 31, 2005.

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

CANTERBURY PARK HOLDING CORPORATION

Dated: May 15, 2006	/s/ Randall D. Sampson
Randall D. Sampson,
President and Chief Executive Officer

Dated: May 15, 2006	/s/ David C. Hansen
David C. Hansen,
Vice President and Chief Financial Officer