Form 10-Q
period 2006-06-30
CANTERBURY PARK HOLDING CORP
filed 2006-08-14
CIK 926761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number:  001-31569

CANTERBURY PARK HOLDING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Minnesota		41-1775532
(State or Other Jurisdiction		(I.R.S. Employer
of Incorporation or Organization)		Identification No.)

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

The Company had 4,052,985 shares of common stock, $.01 par value, outstanding as of August 8, 2006.

Canterbury Park Holding Corporation

PART 1 - FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005

	June 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash	$6,638,594	$4,914,366
Restricted cash	4,802,378	1,988,982
Short-term investments	100,447
Accounts receivable, net of allowance of $53,600 and $82,600	772,905	696,857
Inventory	304,886	158,470
Prepaid expenses	872,451	763,976
Income taxes receivable	20,373
Deferred income taxes	315,800	203,400
Total current assets	$13,827,834	$8,726,051

LONG-TERM ASSETS
Deposits	20,000	20,000
Land, buildings and equipment, net of accumulated depreciation of $12,124,387and $11,428,154, respectively	24,177,433	22,694,438

	$38,025,267	$31,440,489

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$6,058,945	$1,882,923
Card club accruals	2,422,134	2,122,333
Accrued wages and payroll taxes	1,715,965	1,546,155
Cash dividend payable	1,010,796
Accrued interest payable	14,770	7,303
Due to MHBPA	110,166	94,853
Accrued property taxes	425,460	403,357
Income taxes payable		66,108
Payable to horsepersons	431,472	366,266
Total current liabilities	12,189,708	6,489,298

DEFERRED INCOME TAXES	541,000	593,100

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,051,685 and 3,959,885, respectively, shares issued and outstanding	40,517	39,599
Additional paid-in capital	14,483,589	14,045,248
Accumulated earnings	10,770,453	10,273,244
Total stockholders’ equity	25,294,559	24,358,091
	$38,025,267	$31,440,489

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

PERIODS ENDED JUNE 30, 2006 AND 2005 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
OPERATING REVENUES:
Pari-mutuel	$4,843,515	$4,861,902	$7,856,313	$7,777,188
Card Club	7,203,193	7,273,912	14,974,660	14,710,912
Concessions	1,845,848	1,804,959	2,723,028	2,684,525
Admissions and parking	291,299	228,171	322,638	254,341
Publications	144,680	186,746	243,783	300,585
Other	584,110	551,229	946,990	901,923
	14,912,645	14,906,919	27,067,412	26,629,474

OPERATING EXPENSES:
Purse expense	2,561,006	2,450,693	3,903,552	3,745,230
Minnesota Breeders’ Fund	350,268	355,279	627,111	620,953
Host track fees	633,159	631,909	1,130,946	1,113,695
Pari-mutuel taxes	61,707	58,684	106,511	104,875
Salaries and benefits	5,999,079	5,752,024	11,004,832	10,399,920
Cost of concessions and publication sales	981,997	1,023,337	1,573,443	1,634,506
Depreciation	438,825	398,250	869,650	740,250
Utilities	326,986	286,925	634,333	547,572
Repairs, maintenance and supplies	488,485	457,639	731,029	686,721
License fees and property taxes	199,600	161,494	384,405	309,190
Advertising and marketing	814,668	830,717	1,039,760	1,157,997
Insurance	314,865	317,520	544,659	621,801
Other	1,204,380	1,275,831	1,993,498	2,112,967
	14,375,025	14,000,302	24,543,729	23,795,677
NONOPERATING (EXPENSES)
REVENUES:
Interest expense	(5,472)	(5,151)	(7,768)	(6,740)
Other, net	71,719	29,981	127,099	48,938
	66,247	24,830	119,331	42,198

INCOME BEFORE INCOME TAX EXPENSE	603,867	931,447	2,643,014	2,875,995

INCOME TAX EXPENSE (Note 1)	(258,509)	(477,298)	(1,135,009)	(1,341,418)

NET INCOME	$345,358	$454,149	$1,508,005	$1,534,577

BASIC NET INCOME PER COMMON SHARE (Note 1)	$.08	$.12	$.38	$.40

DILUTED NET INCOME PER COMMON SHARE (Note 1)	$.08	$.11	$.33	$.37

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

PERIODS ENDED JUNE 30, 2006 AND 2005 (Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating Activities:
Net Income	$1,508,005	$1,534,577
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	869,650	740,250
Stock-based compensation expense	136,271
Excess tax benefit from exercise of stock options	(48,749)
Gain on sale of property and equipment	(50,010)
Decrease in deferred income taxes	(84,200)	(71,100)
(Increase) decrease in accounts receivable	(76,048)	144,736
(Increase) decrease in other current assets	(254,891)	8,885
Decrease in income taxes payable	(86,481)	(171,201)
Increase in accounts payable and accrued wages and payroll taxes	4,256,737	3,409,479
Increase (decrease) in card club accruals	299,801	(119,649)
Increase in accrued interest	7,467	5,982
Increase in accrued property taxes	22,103	11,110
Increase (decrease) in payable to horsepersons	65,206	(943)
Increase in due to MHBPA	15,313	207,373
Net cash provided by operations	6,580,174	5,699,499

Investing Activities:
Additions to buildings and equipment	(2,263,550)	(2,487,839)
Proceeds from sale of equipment	50,010
Increase in restricted cash	(2,813,396)	(2,428,494)
Increase in short-term investments	(100,447)
Net cash used in investing activities	(5,127,383)	(4,916,333)

Financing Activities
Proceeds from issuance of common stock	222,688	289,322
Excess tax benefit from exercise of stock options	48,749
Net cash provided by financing activities	271,437	289,322

Net increase in cash	1,724,228	1,072,488

Cash at beginning of period	$4,914,366	$4,178,544

Cash at end of period	$6,638,594	$5,251,032

Supplemental disclosure of noncash investing activities:
Additions to buildings and equipment funded through accounts payable	$89,095	$327,123

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$1,250,000	$1,585,000
Dividend declared	1,010,796	973,717

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED JUNE 30, 2006 AND 2005

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies is included in the notes to consolidated financial statements in the 2005 Annual Report on form 10-K.

Unaudited Financial Statements - The consolidated balance sheet as of June 30, 2006 the consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, the consolidated statements of cash flows for the six months ended June 30, 2006 and 2005, and the related information contained in these notes have been prepared by management without audit.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position and results of operations for such periods have been made.  Results for an interim period should not be considered as indicative of results for a full year.

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

Reclassifications – Certain prior year numbers have been reclassified to be consistent with current period presentation.  These reclassifications had no effect on net earnings or stockholders’ equity.  In our consolidated statement of cash flows we reclassified acquisitions of building improvements and equipment funded through accounts payable at June 30, 2005 to a noncash investing activity to be consistent with our 2006 presentation.  In the accompanying consolidated statement of cash flows for the period ended June 30, 2005 we reclassified $327,123 to a noncash investing activity.  These acquisitions were previously presented as increases in accounts payable under operating activities and additions to land, buildings and equipment under investing activities and resulted in decreases in these items from amounts previously reported.

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

Net Income Per Share - Basic net income per common share is based on the weighted average number of common shares outstanding during each period.  The weighted average number of common shares outstanding for the three and six-month periods ended June 30, 2006 were 3,989,125 and 3,979,460, respectively.  The weighted average number of common shares outstanding for the three and six-month periods ended June 30, 2005 were 3,892,153 and 3,884,318, respectively.  Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding.  The Company’s potential common shares outstanding are stock options and shares of unvested (“restricted”) stock.  After considering the dilutive effect of stock options outstanding, the weighted average shares used to calculate diluted earnings per share for the three and six-month periods ended June 30, 2006 were 4,372,859 and 4,515,220, respectively.  The weighted average shares used to calculate diluted earnings per share for the three and six-month periods ended June 30, 2005 were 4,235,928 and 4,184,009, respectively.

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

The Company has an equity based compensation plan, the 1994 Stock Plan which provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and non-employees, including directors of and consultants to the Company and any subsidiary, to purchase up to a maximum of 1,450,000 shares of common stock.  During the first quarter of 2006 the Company issued non-qualified stock options to the members of the Board of Directors, granted incentive stock options to two executive officers and issued shares of common stock that were restricted in regard to ownership and disposition rights (herein referred to as “restricted stock”) to key management level employees.

SFAS 123R requires the use of a fair value based measurement method when granting stock options.  The Company selected the Black-Scholes method to measure the compensation cost for stock options.  The Black-Scholes method requires the use of significant assumptions to estimate the fair value of the stock option awards.  The expected term of the board of director options is equivalent to the historical exercise experience for these options.  The expected term of the key employee options was the term of the option as the individuals have exhibited a pattern of exercising options at or near the expiration date.  The expected volatility was calculated primarily with reliance on historical volatility rates.  The Company has no reason to believe that future volatility of the share price over the expected option term is likely to differ from its past.  The Company assumed a dividend yield equivalent to historical dividend rates over the vesting period.  The risk-free rate utilized in the Black-Scholes calculations was the U.S. Constant Maturity Treasury Security for the period equivalent to the term of the option.

The fair value of stock options granted under the Plan during first six months of 2006 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

Dividend yield	1.74%
Weighted-average volatility	25%
Risk-free interest rate	4.50%
Expected term of stock options in years	8.6
Fair value of stock options on grant date	$135,300

A summary of stock option activity under the Plan as of June 30, 2006 and changes during the six months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Grant Date
Stock Options	Shares	Price	Term	Fair Value

Outstanding at January 1, 2006	721,950	$9.35

Granted	30,000	$14.43
Exercised	(50,800)	$(4.38)

Outstanding at June 30, 2006	701,150	$9.93	3.4 Years	$3,347,700

Exercisable at June 30, 2006	671,150	$9.73	3.1 Years	$3,281,593

Each member of the Board of Directors receives an annual recurring grant of 3,000 non-qualified stock options.  On February 1, 2006 15,000 options were granted to the five board members with an exercise price equal to the market price on the date of grant of $14.30.  The stock options vest over a six-month period and expire in ten years.  The Company granted 15,000 incentive stock options to two executive officers of the Company on February 9, 2006.  The exercise price of these incentive stock options was the market value on the date of grant of $14.55.  The stock options vest ratably over a four-year period and expire in ten years.  Shares of restricted stock were granted to key management-level employees on February 9, 2006.  The Company granted 41,000 shares of restricted stock that vest 100% after four years.  Employees who terminate employment prior to the vesting date forfeit their right to the shares.

The compensation cost associated with the Board of Director options is $61,200 to be recognized as expense over the six-month vesting period.  The compensation cost associated with the employee stock option grant is $74,100 to be recognized ratably over the four-year vesting period.  The compensation cost associated with the restricted stock grant was calculated as the market price on the date of grant of $14.55 for the 41,000 shares (reduced by estimated forfeitures) of $589,275.  This expense will be recognized ratably over the four-year vesting period.  The Company also recognized $7,807 related to a grant of employee stock options in 2004 which vested in February of 2006.  In accordance with the modified prospective method, the total compensation cost related to share based awards included in salaries and benefits expense for the first six months of 2006 was $136,271.

A summary of the status of the Company’s restricted stock as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

Restricted Stock:	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested restricted stock at January 1, 2006	0	0

Granted	41,000	$14.55
Vested	0	0
Forfeited	0	0

Nonvested restricted stock at June 30, 2006	41,000	$14.55

As of June 30, 2006, there was $527,892 of total unrecognized compensation cost related to restricted stock compensation arrangements granted under the Plan.  That cost is expected to be recognized over a period of 3.5 years.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation to periods prior to January 1, 2006.

	Three	Six
	Months	Months
	Ended	Ended
Stock Based Employee Compensation	June 30, 2005	June 30, 2005

Net Income:

As reported	$454,149	$1,534,577

Deduct: Pro forma stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(328,010)	(373,069)

Pro forma net income	$126,139	$1,161,508

Earnings Per Share:

Basic - as reported	$.12	$.40

Basic - pro forma	$.03	$.30

Diluted - as reported	$.11	$.37

Diluted - pro forma	$.03	$.28

2.               BORROWINGS UNDER CREDIT AGREEMENT

Borrowings under the Company’s credit agreement with Bremer Bank include a commercial revolving credit line, which provides for maximum advances of $2,250,000 with interest at the prime rate.  The Company had no borrowings under this credit line at June 30, 2006.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of June 30, 2006.  Management believes that funds available under this line of credit, along with funds generated from card club and simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2006.

3.               OPERATING SEGMENTS

During the first six months of 2006 and 2005, the Company had three reportable operating segments:  horse racing, card club and concessions.  The card club segment primarily represents operations of the Canterbury Card Club.  The horseracing segment primarily represents simulcast and live horse racing operations, and the concessions segment primarily represents concessions provided during simulcast and live racing, in the card club, and during special events.  The Company’s reportable operating segments are strategic business units that offer different products and services.  They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services.  The horse racing and card club segments are regulated by the State of Minnesota Racing Commission.

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

The following tables provide information about the Company’s operating segments (in 000’s):

	Six Months Ended June 30, 2006
	Card Club	Horse Racing	Concessions	Total

Revenues from external customers	$14,975	$9,330	$2,762	$27,067

Intersegment revenues		164	1,036	1,200

Net interest income		119		119

Depreciation	141	670	58	869

Segment income before income taxes	2,634	(45)	531	3,120

Segment Assets	$3,795	$33,284	$5,486	$42,565

	Six Months Ended June 30, 2005
	Card Club	Horse Racing	Concessions	Total

Revenues from external customers	$14,711	$9,233	$2,685	$26,629

Intersegment revenues		152	958	1,110

Net interest income		42		42

Depreciation	270	419	51	740

Segment income before income taxes	2,765	139	435	3,339

At December 31, 2005

Segment Assets	$3,493	$27,191	$4,821	$35,505

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Six Months Ended June 30,
	2006	2005
Revenues
Total revenue for reportable segments	$28,267	$27,739
Elimination of intersegment revenues	(1,200)	(1,110)
Total consolidated revenues	$27,067	$26,629

Income before income taxes
Total segment income before income taxes	$3,120	$3,339
Elimination of intersegment income before income taxes	(477)	(463)
Total consolidated income before income taxes	$2,643	$2,876

	June 30,	December 31,
	2006	2005
Assets
Total assets for reportable segments	$42,565	$35,505
Elimination of intercompany receivables	(4,540)	(4,065)
Total consolidated assets	$38,025	$31,440

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

The Company is periodically involved in various legal actions arising in the normal course of business.  At June 30, 2006, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

ITEM 2:                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Canterbury Park Holding Corporation, our operations and our present business environment.  MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes to the financial statements (the “Notes”).  This MD&A is divided into the following sections:

•                  Overview

•                  Operations Review – an analysis of our Company’s consolidated results of operations for the three months and six months presented in our consolidated financial statements.

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

Operations Review for the Three and Six Months Ended June 30, 2006 and June 30, 2005:

Total operating revenues increased approximately $438,000 or 1.6% during the six months ended June 30, 2006 compared to the six months ended June 30, 2005, and increased approximately $6,000 or .04% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The increase is due to primarily to a 1.8% growth in Card Club revenues, along with a 1.0% increase in pari-mutuel revenues and a 26.9% increase in admission revenues.

Pari-mutuel revenues are up $79,000 or 1.0% in the six-month period ended June 30, 2006 compared to the same period in 2005, and decreased approximately $18,000 or .4% for the three-month period ended June 30, 2006 compared to the same period in 2005. Total on-track handle for the six months ended June 30, 2006 was up only slightly at $36,944,000 compared to $36,810,000 for the six-month period in 2005. Simulcast handle is up compared to the same period in 2005, while live racing handle is slightly lower.

Total handle wagered on simulcast races year-to-date in 2006 is up $612,000 or 2.0% compared to last year, primarily due to higher handle during the first quarter.  Inclement weather at east coast tracks during the first quarter of 2005 resulted in a reduction of simulcast handle during that period.  Simulcast handle was essentially flat for the second quarter of 2006 compared to the second quarter of 2005.  The Company believes it continues to experience growing competition from internet wagering on simulcast races.

On-track live handle decreased by $478,000 or 6.8% compared to the same period in 2005 due the fact that the Company was forced to cancel, shorten or delay live racing on four days during the second quarter of 2006 due to inclement weather conditions.

Finally, out-of-state handle on live races increased $1,847,000 or 44.2% compared to the same period last year primarily due to increases at selected out-of-state wagering entities simulcasting live races from the Racetrack.  For further information, see the “Summary of Pari-mutuel Data” below.

	Six Months Ended June 30,
Summary of Pari-mutuel Data:	2006	2005

Racing Days
Simulcast only	152	153
Live and Simulcast	29	28
Total Number of Racing Days	181	181

On-Track Handle
Simulcast racing handle on simulcast only days	$22,178,000	$21,884,000
Live and Simulcast days:
Live racing handle	6,594,000	7,072,000
Simulcast racing handle	8,172,000	7,854,000
Total On-Track Handle	36,944,000	36,810,000

Out-of-State Live Handle	6,022,000	4,175,000

Total Handle	$42,966,000	$40,985,000

On-Track Average Daily Handle
Simulcast only racing days	$145,908	$143,033
Live and simulcast racing days	$509,172	$533,071

Total Card Club revenue increased 1.8% or $264,000 for the first six months of 2006 compared to the same period in 2005. The primary source of Card Club revenue is a percentage of the wagers from the players as compensation for providing the Card Club facility and services, referred to as the “collection revenue”. The Company also receives a specified percentage of the jackpot fund collection as reimbursement for administrative costs of maintaining the jackpot funds, and collects fees for administering tournaments, which represents “other revenue”. The increase in revenue is due primarily to the transfer of three tables in late 2005 from the Casino Games room to the Poker room.  This has resulted in increased utilization of these tables, allowing for growth in the Card Club’s poker revenue, without resulting in a detriment to Casino Games revenues.  Refer to the table below for specific changes in revenue numbers.  Beginning in 2005, the Card Club began experiencing new competition from Native American casinos, which have expanded their gaming options to include many of the same unbanked card games as those offered at the Card Club.  Card Club revenues represented 55.3% and 48.3% of total revenues for the six-month and three-month periods ended June 30, 2006, respectively.  The percentage is predictably lower during the second quarter of any calendar year due to increases in live racing related revenues during that period.  For further information, see the “Summary of Card Club Data” below.

	Six Months Ended June 30,
Summary of Card Club Data:	2006	2005

Poker Games	$9,250,000	$9,006,000
Casino Games	5,390,000	5,381,000
Total Collection Revenue	14,640,000	14,387,000

Other Revenue	335,000	324,000
Total Card Club Revenue	$14,975,000	$14,711,000

Number of Days Offered	181	181
Average Revenue per Day	$82,735	$81,276

Concessions revenues increased $38,000 or 1.4%, and $41,000 or 2.2% for the six-month and three-month periods ended June 30, 2006, respectively, compared to the prior year.  The increase is primarily attributable to higher concession sales during one additional day of live racing during the second quarter of 2006 compared to the same period in 2005, as well as to a modest price increase effective January 2006.

Daily admission revenues increased $55,000 during the second quarter of 2006 compared to 2005.  Revenues are up due to an increase of $1 in the price of general admission in 2006 and to an 11.9% increase in the number of paid admissions compared to the same period in 2005.  Attendance for live racing during the second quarter has decreased just slightly to 141,000 compared to 142,000 for the same period in 2005.

Total operating expenses increased approximately $748,000 or 3.1% during the six-month period ended June 30, 2006 compared to the six-month period ended June 30, 2005, and $375,000 or 2.7% during the three months ended June 30, 2006 compared to the three-month period ended June 30, 2005.

Total purse and Minnesota Breeders’ Fund expenses increased approximately $164,000 or 5.2% and $105,000 or 3.1%, respectively, during the six and three month periods of 2006 compared to 2005 as illustrated in the table below.  The increases are due primarily to increased payments to the purse fund from Card Club revenues and simulcast wagering.  Increases in these revenue items are discussed above.

			Minnesota
	Purse Expense		Breeders’ Fund Expense
	Six Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Card Club	$2,021,000	$1,986,000	$224,000	$221,000

Simulcast Horse Racing	1,263,000	1,136,000	337,000	329,000

Live Horse Racing	620,000	623,000	66,000	71,000

	$3,904,000	$3,745,000	$627,000	$621,000

Salaries and benefits increased approximately $605,000 or 5.8% in the six-month period and approximately $247,000 or 4.3% in the three-month period compared to the same periods last year. The increase is due to several factors including an estimated 3% increase in general wages of $266,000 for the first six months; the impact of the minimum wage increase of $1 effective August 2005 which resulted in an estimated increase of $169,000 in hourly labor costs for the first six months; and a $136,000 expense related to the adoption of SFAS 123R.  Depreciation expense increased $129,000 or 17.5% during the first half of 2006, compared to 2005, due to significant investments in the stable area and training facilities during 2005 and into 2006.  Utilities expense is up $87,000 or 15.8% due to continuous increases in energy costs for electricity and natural gas in 2006 compared to the same period in 2005.  In addition, real estate taxes have increased by $75,000 for the first six months of 2006 compared to 2005 due primarily to higher assessments related to improvements to the grandstand and stable areas.  Advertising and marketing expenses have decreased by $118,000 compared to 2005 due primarily to a reduction of $138,000 in marketing expenses associated with our legislative efforts during the 2006 session.  Insurance costs have decreased compared to 2005 primarily due to reductions in property and liability premiums attributable to changes in policy features.  Other operating expenses decreased $119,000 due primarily to a decrease in professional services year-to-date in 2006 compared to 2005 pertaining to issues related to Sarbanes-Oxley of $119,000 in the first half of 2005 that did not recur in 2006 and to a reduction of $80,000 in professional fees associated with our legislative efforts.  These decreases were partially offset by an increase of $68,000 in contracted services, primarily related to administrative costs of live racing and increased costs of Card Club regulation by the Minnesota Racing Commission. Total operating expenses as a percentage of total operating revenues were 90.7% for the six-month period ended June 30, 2006 compared to 89.4% for 2005 as the volume increase in revenues was insufficient to cover the additional expenses, in particular the increases to salaries and benefits mentioned above.

Income before income taxes was $2,643,014 for the six months ended June 30, 2006 compared to $2,875,995 for the six months ended June 30, 2005.  After income tax expense of $1,135,009 for the six months ended June 30, 2006, net income was $1,508,005 in 2006 compared to $1,534,577 in 2005.  Income before income taxes for the quarter ended June 30, 2006 was $603,867 compared to $931,447 for the quarter ended June 30, 2005.  After income tax expense of $258,509 in the second quarter of 2006, net income was $345,358 compared to $454,149 for the second quarter of 2005.  The effective income tax rate year-to-date in 2006 is 42.9% compared to 46.6% for the year-to-date period in 2005.  The reduction in the rate is due to a decrease in the anticipated annual effective tax rate for 2006 resulting from a reduction in permanent differences including a significant decrease in non-deductible lobbying expenses.

Contingencies:

There have been no material changes in our contingencies since those reported at December 31, 2005.

Liquidity and Capital Resources:

Cash provided by operating activities during the period January 1, 2006 through June 30, 2006 was $6,580,174, resulting primarily from net income of $1,508,005; depreciation and amortization of $869,650; an increase in accounts payable and accrued wages and payroll taxes of $4,256,737, caused by a seasonal increase of $2.5 million in horsemen payables, a $987,000 increase in trade accounts payable, a $258,000 increase in deferred revenues for corporate sponsorships, a $175,000 increase in amounts payable to out-of-state tracks for settlements and an increase of $299,801 in the card club’s jackpot pools and the player pool caused by timing differences due to jackpots, prizes and giveaways paid to the players. Pursuant to an agreement with the MHBPA, during the six months ended June 30, 2006 and 2005, the Company transferred into a trust account or paid directly to the MHBPA approximately $3,500,000 and $3,150,000, respectively.  At June 30, 2006, the Company had an additional liability to the MHBPA of $110,166.  This liability will be paid in 2006, including interest earned.

Net cash used in investing activities for the first six months of 2006 of $5,127,383 resulted primarily from improvements to the backside barns and facilities related to live racing and an increase in restricted cash of $2,813,396 due primarily to a $2.5 million seasonal increase in purses payable for horsemen.  During the six-month period ended June 30, 2005, net cash used for investing activities was $5,243,456 related primarily to improvements to the backside barns and facilities related to live racing and an increase in restricted cash of $2,428,494 due primarily to a $2.3 million seasonal increase in purses payable for horsemen.

During the period January 1, 2006 through June 30, 2006, cash provided by financing activities was $271,437 resulting from the exercise of stock options.  During the period January 1, 2005 through June 30, 2005, cash provided by financing activities was $289,322 representing the exercise of stock options.

The Company has renewed a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $2,250,000 with interest at the prime rate until April 20, 2007.  The Company had no borrowings under the line of credit at June 30, 2006 or December 31, 2005.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements at all times throughout the quarter ended June 30, 2006.

Unrestricted cash balances at June 30, 2006 were $6,638,594 compared to $4,914,366 at December 31, 2005. The Company believes that the funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2006 for regular operations.

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

Land, Buildings and Equipment - We have significant capital invested in our property and equipment, which represents approximately 63.5% of our total assets. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired. Our property and equipment is evaluated for impairment whenever circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value and is charged to operations in the period in which such impairment is determined by management. We do not believe that any impairment has occurred or is likely to occur in the near future.

Regulation - Our business can be materially impacted both positively and negatively by legislative and regulatory changes, such as those described below.  Significant negative changes resulting from these activities could result in an impairment of our property and equipment in accordance with generally accepted accounting standards. Additional information regarding how our business can be impacted by legislative and regulatory changes are included in Item 1 (vi), and Item 1 (vii), respectively, in our 2005 Annual Report on Form 10-K.

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

Commitments and Contractual Obligations:

On June 1, 2006 the Company’s Board of Directors declared a special cash dividend of $.25 per share of common stock payable on July 14, 2006 to shareholders of record on June 23, 2006.  The Company has not adopted any policies regarding dividend payments and there can be no assurance that any dividend will be paid in the future.

There have been no additional material changes in our outstanding commitments and contingencies since those reported at December 31, 2005.

Legislation:

On March 10, 2006, a bill was introduced in the Minnesota Legislature, that, if passed, would have placed a proposed amendment of the Minnesota Constitution on the November 2006 ballot to establish a framework for authorizing electronic gaming devices at the Racetrack. This concept, often referred to as a “Racino”, as proposed for Canterbury Park would include approximately 3,000 gaming devices, 40 table games, a 250-room hotel, an Olympic scale horse park and additional restaurant venues. Legislation has also been introduced to remove the 50-table limit currently imposed by Minnesota law and allow Canterbury Park to offer “banked” games in the Card Club.  However, the Minnesota Legislature adjourned without taking action on any of these bills.

The Minnesota Legislature will begin a new biannual session in January 2007.  The Company expects the Racino legislation will be reintroduced at that time.  Based on the success of several Racinos in other states, the Company believes that if a Racino was authorized at the Racetrack, it would enhance horse racing with increased purses, provide growth and development opportunities for the Company, and produce significant new tax revenues for state and local governments.  The effort to obtain legislative authority for initiatives favorable to the Company has required, and will continue to require, substantial expenditures.  Due to the inherent uncertainty of the outcome of legislative activities, there can be no assurance that any bills favorable to the Company’s interests will be enacted into law, and it is possible bills adverse to the Company could be enacted.

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

ITEM 3:      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on borrowings under our commercial revolving credit line that bears interest at the prime rate.  At June 30, 2006 we have no debt borrowings under our credit facility.

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

Not Applicable

Item 3.                    Defaults Upon Senior Securities

Not Applicable

Item 4.                    Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June 1, 2006.  Shareholders reelected the following directors for a one year term:  Patrick R. Cruzen, Burton F. Dahlberg, Carin J. Offerman, Curtis A. Sampson, Randall D. Sampson, and Dale H. Schenian.  Not less than 3,719,323 shares were voted in favor of each of the reelected directors (approximately 98.2% of all shares present and voting).  In addition, shareholders approved an amendment to the Company’s Employee Stock Purchase Plan increasing the number of shares authorized to be issued under the Plan by 100,000 shares to a total of 350,000 shares by a vote of 2,542,900 in favor and 142,587 against, with 56,693 shares abstaining and 1,045,458 shares not voted because no instructions were received from the beneficial owners of such shares.

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

Canterbury Park Holding Corporation

Dated: August 14, 2006	/s/ Randall D. Sampson
Randall D. Sampson,
President, and Chief Executive Officer

Dated: August 14, 2006	/s/ David C. Hansen
David C. Hansen,
Vice President, and Chief Financial Officer