Form 10-Q
period 2006-09-30
CANTERBURY PARK HOLDING CORP
filed 2006-11-14
CIK 926761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO             .

Commission File Number:  001-31569

CANTERBURY PARK HOLDING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1775532
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employe Identification No.)

1100 Canterbury Road

Shakopee, MN  55379

(Address of principal executive offices and zip code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES	☐	NO	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES	☐	NO	☒

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

The Company had 4,079,386 shares of common stock, $.01 par value, outstanding as of November 2, 2006.

Canterbury Park Holding Corporation

PART 1 - FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005

	September 30, 2006	December 31, 2005

ASSETS
CURRENT ASSETS
Cash	$4,065,991	$4,914,366
Restricted cash	2,180,293	1,988,982
Short-term investments	77,292
Accounts receivable, net of allowance of $53,600 and $82,600	1,011,726	696,857
Inventory	160,412	158,470
Prepaid expenses	990,679	763,976
Income taxes receivable	228,482
Deferred income taxes	267,300	203,400
Due from MHBPA	607,785
Total current assets	9,589,960	8,726,051

LONG-TERM ASSETS
Deposits	20,000	20,000
Land, buildings and equipment, net of accumulated depreciation of $12,602,212 and $11,428,154, respectively	24,213,686	22,694,438
	$33,823,646	$31,440,489

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,891,917	$1,882,923
Card club accruals	2,239,817	2,122,333
Accrued wages and payroll taxes	1,440,579	1,546,155
Accrued interest payable	6,953	7,303
Due to MHBPA		94,853
Accrued property taxes	538,710	403,357
Income taxes payable		66,108
Payable to horsepersons	181,087	366,266
Total current liabilities	7,299,063	6,489,298

DEFERRED INCOME TAXES	464,700	593,100

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,070,885 and 3,959,885, respectively, shares issued and outstanding	40,709	39,599
Additional paid-in capital	14,724,288	14,045,248
Accumulated earnings	11,294,886	10,273,244
Total stockholders’ equity	26,059,883	24,358,091
	$33,823,646	$31,440,489

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
PERIODS ENDED SEPTEMBER 30, 2006 AND 2005 (Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2006	2005	2006	2005
OPERATING REVENUES:
Pari-mutuel	$5,582,723	$5,687,055	$13,439,036	$13,464,243
Card Club	7,267,860	7,389,380	22,242,520	22,100,292
Concessions	2,323,305	2,216,992	5,046,333	4,901,517
Admissions and parking	319,031	296,518	641,669	550,859
Publications	142,935	183,340	386,718	483,925
Other	773,874	712,182	1,720,864	1,614,105
	16,409,728	16,485,467	43,477,140	43,114,941

OPERATING EXPENSES:
Purse expense	3,194,133	3,282,390	7,097,685	7,027,620
Minnesota Breeders’ Fund	367,062	380,282	994,173	1,001,235
Host track fees	496,638	524,036	1,627,584	1,637,731
Pari-mutuel taxes	57,285	72,353	163,796	177,228
Salaries and benefits	6,169,663	5,931,916	17,174,495	16,331,836
Cost of concessions and publication sales	1,229,624	1,173,533	2,803,067	2,808,039
Depreciation	477,825	443,100	1,347,475	1,183,350
Utilities	468,481	434,861	1,102,814	982,433
Repairs, maintenance and supplies	357,210	409,483	1,088,239	1,096,204
License fees and property taxes	206,395	169,440	590,800	478,630
Advertising and marketing	877,858	889,733	1,917,618	2,047,730
Insurance	332,335	325,474	876,994	947,275
Other	1,354,368	1,294,837	3,347,866	3,407,804
	15,588,877	15,331,438	40,132,606	39,127,115

NONOPERATING (EXPENSES) REVENUES:
Interest expense	(1,850)	(2,958)	(9,618)	(9,698)
Other, net	91,723	37,503	218,822	86,441
	89,873	34,545	209,204	76,743

INCOME BEFORE INCOME TAX EXPENSE	910,724	1,188,574	3,553,738	4,064,569

INCOME TAX EXPENSE (Note 1)	(386,291)	(500,202)	(1,521,300)	(1,841,620)

NET INCOME	$524,433	$688,372	$2,032,438	$2,222,949

BASIC NET INCOME PER COMMON SHARE (Note 1)	$.13	$.18	$.51	$.57

DILUTED NET INCOME PER COMMON SHARE (Note 1)	$.12	$.16	.48	$.53

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED SEPTEMBER 30, 2006 AND 2005 (Unaudited)

	Nine Months Ended Sept. 30,
	2006	2005
Operating Activities:
Net Income	$2,032,438	$2,222,949
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,347,475	1,183,350
Stock-based compensation expense	192,950
Excess tax benefit from exercise of stock options	(73,252)
Gain on sale of property and equipment	(52,855)
Decrease in deferred income taxes	(64,800)	(144,699)
(Increase) decrease in restricted cash	(191,311)	375,998
Increase in accounts receivable	(314,869)	(40,987)
Increase in other current assets	(228,645)	(262,060)
Decrease in income taxes payable	(294,590)	(49,000)
Increase in accounts payable and accrued wages and payroll taxes	705,468	380,390
Increase in card club accruals	117,484	14,215
(Decrease) increase in accrued interest	(350)	3,553
Increase in accrued property taxes	135,353	86,904
Decrease in payable to horsepersons	(185,179)	(194,154)
Decrease in due to MHBPA	(702,638)	(294,201)
Net cash provided by operations	2,422,679	3,282,258

Investing Activities:
Additions to buildings and equipment	(2,668,773)	(3,077,098)
Proceeds from sale of equipment	52,855
Increase in short-term investments	(77,292)
Net cash used in investing activities	(2,693,210)	(3,077,098)

Financing Activities
Proceeds from issuance of common stock	359,700	501,477
Cash dividend to shareholders	(1,010,796)	(973,717)
Excess tax benefit from exercise of stock options	73,252
Net cash used in financing activities	(577,844)	(472,240)

Net decrease in cash	(848,375)	(267,080)

Cash at beginning of period	4,914,366	4,178,544

Cash at end of period	$4,065,991	$3,911,464

Supplemental disclosure of noncash investing activities:
Additions to buildings and equipment funded through accounts payable	$197,950	$27,835

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$1,825,000	$1,920,000

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies is included in the notes to consolidated financial statements in the 2005 Annual Report on form 10-K.

Unaudited Financial Statements - The consolidated balance sheet as of September 30, 2006 the consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005, the consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005, and the related information contained in these notes have been prepared by management without audit.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position and results of operations for such periods have been made.  Results for an interim period should not be considered as indicative of results for a full year.

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

Reclassifications — Certain prior year numbers have been reclassified to be consistent with current period presentation.  These reclassifications had no effect on net earnings or stockholders’ equity.  In the consolidated statements of operations, the cost of sales for our gift shops, $55,095 for the three and nine months ended September 30, 2005, has been reclassified to the cost of sales line item from repairs, maintenance and supplies. In the accompanying consolidated statement of cash flows we reclassified acquisitions of building improvements and equipment funded through accounts payable at September 30, 2005 to a noncash investing activity to be consistent with our 2006 presentation.  In the accompanying consolidated statement of cash flows for the period ended September 30, 2005 we reclassified $27,835 to a noncash investing activity.  These acquisitions were previously presented as increases in accounts payable under operating activities and additions to land, buildings and equipment under investing activities and resulted in decreases in these items from amounts previously reported.

The Company has changed its accounting treatment for presentation of cash flows related to restricted cash.  The Company is now presenting all cash flows related to restricted cash within the operating activities section of the Statements of Cash Flows rather than the investing activities section.  The Company believes this is a more proper presentation as it more appropriately reflects the nature of the restricted cash activities.  The Company after considering the nature of this change in classification and having given appropriate weight to the guidance provided by Staff Accounting Bulletin No. 99, believed it is sufficient to incorporate this change in this current and future filings, at which time we will reclassify prior periods presented, and not treat this change in classification as an error requiring restatement.

The following table presents the affect of the change in accounting treatment for all fiscal years and interim periods where the cash flows from restricted cash were previously presented within the investing activities section of the Statements of Cash Flows:

		As Revised		Previously Reported
	Decrease (increase) in Restricted Cash	Net Cash Provided by Operations	Net Cash Used in Investing Activities	Net Cash Provided by Operations	Net Cash Used in Investing Activities

Fiscal Year Ended December 31, 2003	$468,093	$4,702,228	$(3,638,832)	$4,234,135	$(3,170,739)

Fiscal Year Ended December 31, 2004	(459,861)	6,335,800	(4,386,261)	6,795,661	(4,846,122)

Period Ended March 31, 2005	42,921	2,278,941	(956,980)	2,236,020	(914,059)

Period Ended June 30, 2005	(2,428,494)	3,271,005	(2,487,839)	5,699,499	(4,916,333)

Period Ended September 30, 2005	375,998	3,282,258	(3,077,098)	2,906,260	(2,701,100)

Fiscal Year Ended December 31, 2005	(242,383)	4,714,453	(3,777,869)	4,956,836	(4,020,252)

Period Ended March 31, 2006	(208,779)	1,604,836	(861,656)	1,813,615	(1,070,435)

Period Ended June 30, 2006	$(2,813,396)	$3,766,778	$(2,313,987)	$6,580,174	$(5,127,383)

Restricted Cash - Restricted cash represents refundable deposits and amounts due to horsemen for purses, stakes and awards, and amounts accumulated in the Player Pool and jackpot pools to be used to repay card club players in the form of promotions, giveaways, prizes, or by other means.

Due from MHBPA - At September 30, 2006, the MHBPA owed the Company $607,785 resulting from purse overpayments by the thoroughbred horsemen during the live race meet ended September 4, 2006.  This receivable from the MHBPA was collected in full on November 5, 2006.

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

Net Income Per Share - Basic net income per common share is based on the weighted average number of common shares outstanding during each period.  The weighted average number of common shares outstanding for the three and nine-month periods ended September 30, 2006 were 4,014,617 and 3,991,308 respectively.  The weighted average number of common shares outstanding for the three and nine-month periods ended September 30, 2005 were 3,902,260 and 3,890,365, respectively.  Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding.

The Company’s potential common shares outstanding are stock options and shares of unvested (“restricted”) stock. After considering the dilutive effect of stock options outstanding, the weighted average shares used to calculate diluted earnings per share for the three and nine-month periods ended September 30, 2006 were 4,199,268 and 4,263,383, respectively. The weighted average shares used to calculate diluted earnings per share for the three and nine-month periods ended September 30, 2005 were 4,202,457 and 4,185,335, respectively.

Fair values of Financial Instruments — Due to the current classification of all financial instruments of the Company, given the short-term nature of the related account balances, carrying amounts reported in the consolidated balance sheets approximates fair value.

Stock Based Employee Compensation — In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS No.123, Share Based Payment (SFAS No. 123R). This Statement supercedes APB Opinion No. 25, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123R requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value. In April 2005 the effective date of SFAS No. 123R was deferred to the fiscal year beginning after June 15, 2005. Consequently, the Company adopted SFAS No. 123R as of January 1, 2006. As of the effective date, this Statement applies to all new awards issued as well as awards modified, repurchased, or cancelled. Additionally, for stock-based awards issued prior to the effective date, compensation cost attributable to future services will be recognized as the remaining service is rendered. The Company elected to apply the modified prospective method of adoption of SFAS No.123R.

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

The fair value of stock options granted under the Plan during first nine months of 2006 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

Dividend yield	1.74%
Weighted-average volatility	25%
Risk-free interest rate	4.50%
Expected term of stock options in years	8.6
Fair value of stock options on grant date	$135,300

A summary of stock option activity under the Plan as of September 30, 2006 and changes during the nine months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Grant Date
Stock Options	Shares	Price	Term	Fair Value
Outstanding at January 1, 2006	721,950	$9.35

Granted	30,000	$14.43
Exercised	(70,000)	$5.14

Outstanding at September 30, 2006	681,950	$10.01	3.2 Years	$3,291,600

Exercisable at September 30, 2006	651,950	$9.81	2.9 Years	$3,225,432

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

The compensation cost associated with the Board of Director options is $61,200 to be recognized as expense over the six-month vesting period. The compensation cost associated with the employee stock option grant is $74,100 to be recognized ratably over the four-year vesting period. The compensation cost associated with the restricted stock grant was calculated as the market price on the date of grant of $14.55 for the 41,000 shares (reduced by estimated forfeitures) of $589,275. This expense will be recognized ratably over the four-year vesting period. The Company also recognized $7,807 related to a grant of employee stock options in 2004 which vested in February of 2006. In accordance with the modified prospective method, the total compensation cost related to share based awards included in salaries and benefits expense for the first nine months of 2006 was $192,950.

A summary of the status of the Company’s restricted stock as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

		Weighted
	Number	Average
	of	Grant Date
Restricted Stock:	Shares	Fair Value
Nonvested restricted stock at January 1, 2006	0	0

Granted	41,000	$14.55
Vested	0	0
Forfeited	0	0

Nonvested restricted stock at September 30, 2006	41,000	$14.55

As of September 30, 2006, there was $491,062 of total unrecognized compensation cost related to restricted stock compensation arrangements granted under the Plan. That cost is expected to be recognized over a period of 3.25 years.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation to periods prior to January 1, 2006.

	Three	Nine
	Months	Months
	Ended	Ended
Stock Based Employee Compensation	Sept. 30, 2005	Sept. 30, 2005
Net Income:

As reported	$688,372	$2,222,949

Deduct: Pro forma stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(47,844)	(454,261)

Pro forma net income	$640,528	$1,768,688

Earnings Per Share:

Basic — as reported	$.18	$.57

Basic — pro forma	$.16	$.46

Diluted — as reported	$.16	$.53

Diluted — pro forma	$.15	$.42

New Accounting Pronouncements — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact the adoption of SFAS No. 157 will have on its financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. FIN 48 is applicable for fiscal years beginning after December 15, 2006. The Company is evaluating the impact the adoption of FIN 48 will have on its financial statements.

2.               BORROWINGS UNDER CREDIT AGREEMENT

Borrowings under the Company’s credit agreement with Bremer Bank include a commercial revolving credit line, which provides for maximum advances of $2,250,000 with interest at the prime rate. The Company had no borrowings under this credit line at September 30, 2006. The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements as of September 30, 2006. Management believes that funds available under this line of credit, along with funds generated from card club and simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2006.

3.               OPERATING SEGMENTS

During the first nine months of 2006 and 2005, the Company had three reportable operating segments: horse racing, card club and concessions. The card club segment primarily represents operations of the Canterbury Card Club. The horseracing segment primarily represents simulcast and live horse racing operations, and the concessions segment primarily represents concessions provided during simulcast and live racing, in the card club, and during special events. The Company’s reportable operating segments are strategic business units that offer different products and services. They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services. The horse racing and card club segments are regulated by the State of Minnesota Racing Commission.

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

The following tables provide information about the Company’s operating segments (in 000’s):

	Nine Months Ended September 30, 2006
	Card Club	Horse Racing	Concessions	Total
Revenues from external customers	$22,242	$16,133	$5,102	$43,477

Intersegment revenues		354	1,705	2,059

Net interest income		209		209

Depreciation	433	823	91	1,347

Segment income before income taxes	4,178	(636)	1,235	4,777

Segment Assets	$3,706	$29,419	$6,006	$39,131

	Nine Months Ended September 30, 2005
	Card Club	Horse Racing	Concessions	Total
Revenues from external customers	$22,100	$16,110	$4,905	$43,115

Intersegment revenues		320	1,497	1,817

Net interest income		77		77

Depreciation	411	690	82	1,183

Segment income before income taxes	4,602	(504)	1,153	5,251

At December 31, 2005
Segment Assets	$3,493	$27,191	$4,821	$35,505

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Nine Months Ended Sept. 30,
	2006	2005
Revenues
Total revenue for reportable segments	$45,536	$44,932
Elimination of intersegment revenues	(2,059)	(1,817)
Total consolidated revenues	$43,477	$43,115

Income before income taxes
Total segment income before income taxes	$4,777	$5,251
Elimination of intersegment income before income taxes	(1,223)	(1,186)
Total consolidated income before income taxes	$3,554	$4,065

	Sept. 30,	December 31,
	2006	2005
Assets
Total assets for reportable segments	$39,131	$35,505
Elimination of intercompany receivables	(5,307)	(4,065)
Total consolidated assets	$33,824	$31,440

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

The Company is periodically involved in various legal actions arising in the normal course of business. At September 30, 2006, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Canterbury Park Holding Corporation, our operations and our present business environment. This MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes to the financial statements (the “Notes”). This MD&A is divided into the following sections:

•                  Overview

•                  Operations Review — an analysis of our Company’s consolidated results of operations for the three months and nine months presented in our consolidated financial statements.

•                  Contingencies

•                  Liquidity and Capital Resources — an analysis of the sources and uses of cash.

•                  Critical Accounting Policies and Estimates

•                  Commitments and Contractual Obligations

•                  Legislation

•                  Forward-Looking Statements — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from the Company’s historical results or our current expectations or projections.

Overview:

Canterbury Park Holding Corporation (the “Company”) owns and operates the Canterbury Park Racetrack and Card Club in Shakopee, Minnesota (the “Racetrack”). The primary businesses of the Company are simulcast and live pari-mutuel horse racing, hosting unbanked card games, and food and beverage operations.

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

Operations Review for the Three and Nine Months Ended September 30, 2006 and September 30, 2005:

Total operating revenues increased approximately $362,000 or .8% during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, and decreased approximately $76,000 or ..5% for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase for the nine months is due to primarily to a .6% growth in Card Club revenues, along with a 3.0% increase in concession revenues and a 16.5% increase in admission revenues, partially offset by a decrease of 20.1% in publication revenues.

Pari-mutuel revenues are down $25,000 or .2% in the nine-month period ended September 30, 2006 compared to the same period in 2005, and decreased approximately $104,000 or 1.8% for the three-month period ended September 30, 2006 compared to the same period in 2005. An increase in fees received for simulcasting our live races to out-of-state racetracks of $200,000 offset reductions in commission revenues from simulcast racing. Revenue recognized due to uncashed winning tickets decreased $25,000 compared to the same period in 2005.

Total on-track handle (simulcast and live racing handle) for the nine months ended September 30, 2006 was down $1,051,000 compared to the nine-month period in 2005. Total on-track handle for the quarter ended September 30, 2006 was down $1,184,000 compared to the third quarter of 2005. Import handle, or wagering by out-of-state tracks on races conducted at the Racetrack, increased $5,066,000 or 35.7% for the nine months ended September 30, 2006, compared to the same period last year primarily due to increases at certain out-of-state wagering locations simulcasting live races from the Racetrack.

Total handle wagered on simulcast races year-to-date in 2006 is down compared to last year, primarily due to declines during the third quarter of 2006. Simulcast handle was down $337,000 or .8% year-to-date and down $949,000 or 6.4% for the third quarter of 2006 compared to the respective periods of 2005. The average daily simulcast handle on 2006 live meet racing days decreased .4% from $512,912 in 2005 to $494,838 in 2006.

On-track live handle decreased by $714,000 or 4.1% for the 2006 live meet compared to the live meet in 2005 due partly to the fact that the Company was forced to cancel, shorten or delay live racing on six days during of 2006 due to inclement or dangerously hot weather conditions. For further information, see the “Summary of Pari-mutuel Data” below.

We believe that general reductions in patron wagering can be partially attributed to competition from internet wagering and other gaming options, as well as the general downturn in economic conditions during 2006, including record high gasoline prices and increasing interest rates, which reduce our patrons’ disposable income and negatively impact our revenues.

	Nine Months Ended Sept. 30,
Summary of Pari-mutuel Data:	2006	2005
Racing Days
Simulcast only	205	205
Live and Simulcast	68	68
Total Number of Racing Days	273	273

On-Track Handle
Simulcast racing handle on simulcast only days	$27,553,000	$27,375,000
Live and Simulcast days:
Live racing handle	16,877,000	17,591,000
Simulcast racing handle	16,772,000	17,287,000
Total On-Track Handle	61,202,000	62,253,000

Out-of-State Live Handle	19,246,000	14,180,000

Total Handle	$80,448,000	$76,433,000

On-Track Average Daily Handle
Simulcast only racing days	$134,405	$133,537
Live and simulcast racing days	$494,838	$512,912

Total Card Club revenue increased .6% or $142,000 for the first nine months of 2006 compared to the same period in 2005. Card Club revenue decreased $122,000 or 1.6 % for the three months ended September 30, 2006 compared to the same three-month period in 2005. The primary source of Card Club revenue is a percentage of the wagers received from the players as compensation for providing the Card Club facility and services, referred to as the “collection revenue”. The Company also receives a specified percentage of the jackpot fund collection as reimbursement for administrative costs of maintaining the jackpot funds, and collects fees for administering tournaments, which represents “other revenue”. The increase in revenue for the nine months is due primarily to increased utilization of three tables resulting from their conversion to hosting poker games, rather than Casino Games, beginning late in December 2005. Revenues are down slightly for the three months primarily due to the economic factors discussed above, and increasing competition from Native American casinos, which have expanded their gaming options to include many of the same unbanked card games as those offered at the Card Club. Card Club revenues represented 51.2% and 51.3% of total revenues for the nine-month and three-month periods ended September 30, 2006, respectively. For further information, see the “Summary of Card Club Data” below.

	Nine Months Ended Sept. 30,
Summary of Card Club Data:	2006	2005
Poker Games	$13,657,000	$13,575,000
Casino Games	8,061,000	8,039,000
Total Collection Revenue	21,718,000	21,614,000

Other Revenue	525,000	486,000
Total Card Club Revenue	$22,243,000	$22,100,000

Number of Days Offered	273	273
Average Revenue per Day	$81,476	$80,952

Concessions revenues increased $145,000 or 3.0%, and $106,000 or 4.8% for the nine-month and three-month periods ended September 30, 2006, respectively, compared to the prior year. The increase is primarily attributable to higher sales in the restaurant, concessions stands and bars during live racing, and to a modest price increase effective January 2006.

Admission and parking revenues increased $91,000 or 16.5% and $23,000 or 7.6% during the nine and three-month periods ended September 30, 2006 compared to the same periods in 2005 primarily due to increases in admission and reserved seating prices

Total operating expenses increased approximately $1,005,000 or 2.6% during the nine-month period ended September 30, 2006 compared to the nine-month period ended September 30, 2005, and $257,000 or 1.7% during the three months ended September 30, 2006 compared to the three-month period ended September 30, 2005.

Total purse and Minnesota Breeders’ Fund expenses decreased approximately $63,000 or .8% and $101,000 or 2.8%, respectively, during the nine and three-month periods of 2006 compared to 2005 as presented in the table below. Purse expense associated with Card Club revenues increased slightly consistent with the increase in revenues. An increase in simulcast purse expense, despite lower handle, occurred due to a negotiation of a component of the purse rate with the horsemen affecting handle wagered in the off-season only. The decrease in live racing purse expense is due to lower live racing handle, partially offset by higher purse expense associated with wagering by out-of-state racetracks. The fluctuations in Minnesota Breeders’ Fund Expense are consistent with changes in handle from 2005 to 2006.

			Minnesota
	Purse Expense		Breeders’ Fund Expense
	Nine Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2006	2005	2006	2005
Card Club	$3,002,000	$2,984,000	$333,000	$331,000

Simulcast Horse Racing	2,400,000	2,343,000	492,000	494,000

Live Horse Racing	1,696,000	1,701,000	169,000	176,000

	$7,098,000	$7,028,000	$994,000	$1,001,000

Salaries and benefits expense increased approximately $843,000 or 5.2% in the nine-month period and approximately $238,000 or 4.0% in the three-month period compared to the same periods last year. The increase is due to several factors including the impact of an increase of a $1 per hour in the minimum wage imposed by Minnesota Law effective August 2005 which resulted in an estimated increase of $197,000 in hourly labor costs for the first nine months of 2006; a $193,000 expense related to the adoption of SFAS 123R; an estimated increase of $186,000 in wages due to increases in salary and wage rates, offset by a decrease in hours worked; an estimated increase of $173,000 in retirement benefits due to timing differences of accrued expenses; and an estimated increase of $94,000 in group medical costs attributable to increased premium rates.

Depreciation expense increased $164,000 or 13.9% during the first nine months of 2006, compared to 2005, due to significant investments in the stable area and training facilities during 2005 and into 2006. Utilities expense is up $120,000 or 12.3% due to increases in energy costs for electricity and natural gas in 2006 compared to the same period in 2005. In addition, real estate taxes have increased by $112,000 for the first nine months of 2006 compared to 2005 due primarily to higher assessments related to improvements to the grandstand and stable areas. Advertising and marketing expenses have decreased by $130,000 compared to 2005 due primarily to a reduction of $156,000 in marketing expenses associated with our legislative efforts during the 2006 session. Insurance costs have decreased compared to 2005 primarily due to reductions in property and liability premiums attributable to changes in policy features.

Other operating expenses decreased $60,000 due primarily to a decrease in professional services year-to-date in 2006 compared to 2005 pertaining to issues related to Sarbanes-Oxley of $97,000 in the first half of 2005 that did not recur in 2006 and to a reduction of $66,000 in professional fees associated with our legislative efforts.  These decreases were partially offset by an increase of $82,000 in contracted services, primarily related to administrative costs of live racing and increased costs of Card Club regulation by the Minnesota Racing Commission. Total operating expenses as a percentage of total operating revenues were 92.3% for the nine-month period ended September 30, 2006 compared to 90.8% for 2005 as the revenue volumes increased slightly, but were insufficient to cover the additional fixed expenses such as depreciation, utilities, property taxes and higher costs of regulation of the Card Club and live racing.

Income before income taxes was $3,553,738 for the nine months ended September 30, 2006 compared to $4,064,569 for the nine months ended September 30, 2005.  After income tax expense of $1,521,300 for the nine months ended September 30, 2006, net income was $2,032,438 in 2006 compared to $2,222,949 in 2005.  Income before income taxes for the quarter ended September 30, 2006 was $910,724 compared to $1,188,574 for the quarter ended September 30, 2005.  After income tax expense of $386,291 in the third quarter of 2006, net income was $524,433 compared to $688,372 for the third quarter of 2005.  The effective income tax rate year-to-date in 2006 is 42.8% compared to 45.3% for the year-to-date period in 2005.  The reduction in the rate is due to a decrease in the anticipated annual effective tax rate for 2006 resulting from a reduction in permanent differences including a significant decrease in non-deductible lobbying expenses.

Contingencies:

There have been no material changes in our contingencies since those reported at December 31, 2005.

Liquidity and Capital Resources:

Cash provided by operating activities during the period January 1, 2006 through September 30, 2006 was $2,422,679, resulting primarily from net income of $2,032,438; depreciation of $1,347,475; an increase in accounts payable and accrued wages and payroll taxes of $705,468 consisting of a $241,000 increase in trade accounts payable, a $156,000 increase in deferred revenues for corporate sponsorships, a $313,000 increase in amounts payable to out-of-state tracks for settlements. Pursuant to an agreement with the MHBPA, during the nine months ended September 30, 2006 and 2005, the Company transferred into a trust account or paid directly to the MHBPA approximately $7,025,000 and $6,500,000, respectively.  At September 30, 2006, the MHBPA owed the Company $607,785 resulting from purse overpayments by the thoroughbred horsemen during the live race meet that ended September 4, 2006.  This receivable from the MHBPA was collected in full on November 5, 2006.

Net cash used in investing activities for the first nine months of 2006 and 2005 of $2,693,210 and $3,077,098, respectively, resulted primarily from improvements to the backside barns and facilities related to live racing.  The Company also invested in short-term certificates of deposit totaling $77,292 during the first nine months of 2006 and received proceeds upon the sale of fully depreciated equipment of $52,855.

During the period January 1, 2006 through September 30, 2006, cash used in financing activities was $577,844 resulting from a $.25 per share cash dividend paid to shareholders of $1,010,796, partially offset by the receipt of $359,700 from the exercise of stock options.  During the period January 1, 2005 through September 30, 2005, cash used in financing activities was $472,240 representing a $.25 per share cash dividend paid to shareholders of $973,717, partially offset by the receipt of $501,477 from the exercise of stock options.

The Company has renewed a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $2,250,000 with interest at the prime rate until April 20, 2007.  The Company had no borrowings under the line of credit at September 30, 2006 or December 31, 2005.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements at all times throughout the quarter ended September 30, 2006.

Unrestricted cash balances at September 30, 2006 were $4,040,991 compared to $4,914,366 at December 31, 2005. The Company believes that the funds available in its cash accounts, amounts available under its line of credit, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements for regular operations for the foreseeable future.

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

Land, Buildings and Equipment - We have significant capital invested in our property and equipment, which represents approximately 71.6% of our total assets. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired. Our property and equipment is evaluated for impairment whenever circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value and is charged to operations in the period in which such impairment is determined by management. We do not believe that any impairment has occurred or is likely to occur in the near future.

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

Legislation:

 In 2006 the Company supported legislation to place a proposed amendment of the Minnesota Constitution on the November 2006 ballot that would have established a framework under which electronic gaming could be conducted at the Racetrack.  The extension of the Company’s business to include electronic gaming at the Racetrack, often referred to as a “Racino”, contemplated adding approximately 3,000 electronic gaming devices, as well as 40 table games, a 250-room hotel, an Olympic scale horse park and additional restaurant venues.  Legislation was also introduced in 2006 to remove the 50-table limit currently imposed by Minnesota law and allow Canterbury Park to offer “banked” games in the Card Club.  No action was, however, taken on either of these bills in 2006.  In the future, the Company may support legislation similar to the bills introduced in 2006, or other legislation that would increase gaming options at Canterbury Park, although at this time no decision has been made as to the Company’s legislative strategy for 2007.  The effort to support legislation that would increase gaming options at Canterbury Park has required, and similar efforts in the future will require, substantial expenditures.  Due to the inherent uncertainty of the outcome of legislative activities, there can be no assurance that any such activities will result in bills favorable to the Company’s interests being enacted into law, and it is possible bills adverse to the Company could be enacted.

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

ITEM 3:      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on borrowings under our commercial revolving credit line that bears interest at the prime rate.  At September 30, 2006 we have no debt borrowings under our credit facility.

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

Not Applicable.

Item 1A.        Risk Factors

There have been no material changes to the Risk Factors since those reported in the         Form 10-K for the year ended December 31, 2005.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

     Not Applicable.

Item 3.                  Defaults Upon Senior Securities

     Not Applicable.

Item 4.                  Submission of Matters to a Vote of Security Holders

                                                     Not Applicable.

Item 5.                  Other Information

                                                     Not Applicable.

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

Canterbury Park Holding Corporation

Dated: November 14, 2006	/s/ Randall D. Sampson
Randall D. Sampson,
President, and Chief Executive Officer

Dated: November 14, 2006	/s/ David C. Hansen
David C. Hansen,
Vice President, and Chief Financial Officer