Form 10-K
period 2006-12-31
CANTERBURY PARK HOLDING CORP
filed 2007-04-02
CIK 926761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

YES         ☐                           NO         ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates based on the price at which the Company’s common stock was last sold on the American Stock Exchange, on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $32,580,000.

On March 15, 2007, the Company had 4,105,282 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders, to be held on June 7, 2007, are incorporated by reference into Part III of this Form 10-K.

CANTERBURY PARK HOLDING CORPORATION

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2006

Item 1.    BUSINESS

(a) General Development of the Business

Canterbury Park Holding Corporation (the “Company”) conducts pari-mutuel wagering operations and hosts “unbanked” card games at its Canterbury Park Racetrack and Card Club facility (the “Racetrack”) in Shakopee Minnesota.  The Company’s pari-mutuel wagering operations include both wagering on live thoroughbred and quarter horse races at the Racetrack and wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”).  Unbanked card games, in which patrons compete against each other, are hosted in the Card Club at the Racetrack.  The Company also derives revenues from related services and activities, such as concessions, parking, advertising, admissions, programs, a recreational vehicle park and from other entertainment events held at the Racetrack.

The Company was incorporated under the laws of Minnesota on March 24, 1994, acquired the Racetrack on March 29, 1994, commenced seven day a week simulcast operations on May 6, 1994, and, beginning in May 1995, launched live horse racing and related pari-mutuel wagering on a seasonal basis, generally from early May to early September.  The Company opened the Card Club on April 19, 2000 with 43 tables and expanded to 50 tables (the maximum permitted by law) in 2001.  The ownership and operation of the Racetrack and the Card Club are significantly regulated by the Minnesota Racing Commission (the “MRC”).

The Company maintains a website at www.canterburypark.com.  Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge on our website.

(b) Financial Information About Segments

The Company divides its business into three segments: card club, horse racing and concessions. The card club segment represents operations of the Card Club. The horse racing segment represents simulcast and live racing operations, and the concessions segment represents food and beverage services for simulcast and live racing, the Card Club, and during special events. Further information regarding the Company’s business segments is set forth in Note 11 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K and such information is incorporated herein by reference.

(c) Narrative Description of Business

(i)            Card Club Operations

The Card Club is open 24 hours per day, seven days per week, offering two types of unbanked card games: Poker and Casino Games.

Poker games, including Texas Hold ‘Em, 7-Card Stud and Omaha, with betting limits ranging between $2 and $60, are currently offered on a maximum of 34 tables in the poker room.  A dealer, employed by the Company, regulates the play of the game at each table and deals the cards, but does not participate in play.  In poker games, the Company is allowed to deduct a percentage from the accumulated wagers and impose other charges for hosting the activity, but does not have an interest in the outcome of a game.  The Company may add additional prizes, awards, or money to any game for promotional purposes.  The Company collects a “rake” of 10% of each addition to the “pot”, up to a maximum of $4.00 or $4.50 per hand, depending on the game, as its collection revenue.  In addition, poker games offer progressive jackpots for most games.  In order to fund the jackpot pool, the dealer withholds $1.00 from each final pot in excess of the $15 minimum.

Casino Games, including Pai Gow Poker, Blackjack, Caribbean Stud, Let-It-Ride, Three Card Poker and Four Card Poker, are currently offered at 16 of the 50 tables in the Card Club.  The Company’s Casino Games are required by law to be “unbanked.”  “Unbanked” refers to a wagering system or game where wagers lost or won in card games are accumulated into a player pool liability for purposes of enhancing the total amount paid back to winning players. The Company may only serve as custodian of the player pool, may not have an active interest in any card game, and does not recognize amounts that dealers “win” or “lose” during the course of play as revenue.  The Company also takes a “rake” of $.50 to $3.00 per wager, depending on the game and size of wager, for the Company’s collection revenue.  The only casino game to offer a progressive jackpot is Caribbean Stud.  The player has the option of playing the jackpot, and has the opportunity to win some, or all, of the jackpot amount depending upon his hand.

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

Live Racing.

The Company conducts live horse racing at its facility generally from early May until early September each year.  In 2006 the Racetrack hosted 68 days of live racing beginning May 6th and concluding September 4th.  The meet included 44 days of mixed thoroughbred and quarter horse racing and 24 days of thoroughbred only racing.  The 2005 live meet was also 68 days long, beginning May 7th and ending September 5th, and consisted of 46 days of mixed thoroughbred and quarter horse racing and 22 days of thoroughbred only racing.

Currently, Minnesota law requires the Racetrack to schedule a minimum of 125 days of live racing annually, unless the Minnesota Horsemen’s Benevolent and Protective Association (the “MHBPA”) agrees to a lesser number of live racing days.  Since 1995, the MHBPA has agreed to waive the 125-day requirement and has allowed the Company to run a live meet of at least 50 days each year.  After 2007, no assurance can be given that the MHBPA will agree to a shorter live meet than the 125-day statutory minimum.  If the MHBPA does not agree to a live meet shorter than 125 days, the Company’s operations could be adversely impacted by a decrease in the daily purses and potential reduction in quality of horses, attendance and overall handle, as well as increased operating expenses.

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

Under applicable provisions of federal and state law, the Racetrack must obtain the consent of the state’s regulatory authority, and the organization which represents the majority of the owners and trainers of the horses who race at the Racetrack, with respect to simulcast operations both as a host and guest track.  In Minnesota such consent must be obtained from the MHBPA and the MRC.

(iii)         Special Events

While pari-mutuel horse racing and Card Club operations are the Company’s principal businesses, the Company’s facilities are capable of being used for multiple purposes.  In an effort to more fully utilize the property and to generate additional revenues, the Company has increasingly used its grandstand, grounds and parking lot for special events and rentals.  While the use of the Company’s facilities for particular special events and purposes varies from year to year, the following are among the types of events and purposes for which the Company’s facilities have been used: snowmobile races, major arts and crafts shows, trade shows, concerts, fund raisers, automobile shows and competitions, vehicle and boat storage, and private parties.

 (iv)         Sources of Revenue

General.

The Company’s revenues are principally derived from Card Club operations, wagering on live and simulcast horse races, and concession sales.  For the fiscal year ended December 31, 2006 revenues from Card Club operations represented 53.8% of total revenues, wagering on horse races generated 29.3% of total revenues and concessions revenue represented 10.8% of total revenues.

Card Club Operations.

The Company receives revenue from its Card Club, which operates 24 hours per day, seven days per week.  The Company currently receives collection revenue from 34 poker tables and 16 tables offering casino games.  Under Minnesota law, the Company is required to pay 10% of the first $6 million of gross Card Club revenues towards purses for live horse racing at the Racetrack.  After meeting the $6 million threshold, the Company must pay 14% of gross Card Club revenues as purse monies, although by agreement with the MHBPA the Company paid 15% of Card Club collection revenues into the purse fund in 2006, 2005 and 2004.  Of funds allocated for purses, the Company pays 10% of the purse monies to the State of Minnesota Breeders’ Fund, with the remaining 90% of purse monies divided between thoroughbred (90%), quarter horse (9%) and standard bred (1%) purse funds.

Pari-mutuel wagering – General.

In pari-mutuel wagering, bettors wager against each other in a pool, rather than against the operator of the facility or with preset odds.  From the total amount wagered or “handle,” the Minnesota Pari-Mutuel Horse Racing Act (the “Racing Act”) specifies the maximum percentage, referred to as the “takeout,” which may be withheld by the Racetrack, with the balance returned to the winning bettors.  The takeout constitutes one of the Racetrack’s primary sources of operating revenue.  From the takeout, funds are set aside for purses and paid to the State of Minnesota for pari-mutuel taxes and the Minnesota Breeders’ Fund (the “Breeders’ Fund”) which is a fund apportioned by the MRC among various purposes related to Minnesota’s horse breeding and horse racing industries.  The balance of the takeout remaining after these deductions is commonly referred to as the “retainage.”

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

While the Racing Act provides that a minimum of 8.4% of the live racing handle is to be paid as purses to the owners of the horses, the size of the purse is subject to further agreement with the horsepersons’ associations. The Breeders’ Fund receives 1% of the handle.  The pari-mutuel tax applicable to wagering on all simulcast and live races is 6% of takeout in excess of $12 million during the twelve month period beginning July 1 and ending the following June 30.

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

The following table sets forth the approximate percentage distribution of each dollar wagered for races simulcast at the Racetrack and the Racetrack’s retainage at December 31, 2006 and 2005:

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

(1)           This amount will depend upon the takeout at the host racetrack. This percentage is determined by local and state law applicable to the host track, and ranges from 75.0% to 85.0%.

(2)           The current pari-mutuel tax structure exempts the first $12 million of takeout during a statutorily mandated twelve-month period.  The total pari-mutuel tax liability for a twelve-month period will depend upon the total takeout during that period.

(3)           Although Minnesota law specifies purse percentages, the actual percentage is determined by agreement between the Racetrack and the MHBPA.  Until December 31, 2005, the MHBPA allowed the Company to deduct an additional 8% expense factor when calculating the purse contribution for periods outside of the racing season.  For the year ended December 31, 2006 the MHBPA allowed a 3.7% expense deduction, and in 2007 the expense deduction is estimated to be 1.9%.

(4)           Payments to the host track generally range from 2.5% to 4.5% of total handle, subject to negotiation with each host track.  For purposes of this table, the host track fee is assumed to be 3.5%.

Concessions Revenue.

The Company earns revenue from food and beverage sales in its restaurant, group catering areas and numerous concession stands located throughout the facility.   Food and beverage sales are offered during live and simulcast racing, in the Card Club and during special events.

Other Revenue.

The Company generates cash revenues from the receipt of admission and reserved seating charges, preferred and valet parking, and the sales of various daily pari-mutuel publications.  Additional revenues are derived from the operation of an RV Park during the summer months, and the use of the facility year round for special events such as concerts, trade and craft shows, snowmobile racing, business meetings, private parties, horse expositions and sales, boat and automobile storage and community events.  The Company also generates revenue from providing advertising signage space similar to that appearing at many sports stadiums and leases excess parking lot space for various automotive activities and vehicle storage.

(v)            Competition

From 1994 through 2004, the Company was the only Racetrack licensed to operate in the State of Minnesota.  On January 20, 2005, the MRC granted a license to the North Metro Harness Initiative, LLC (“NMHI”) to construct and operate a harness racetrack in Columbus Township, Anoka County, MN.  Construction has not begun on that facility as of the date of this report.  Columbus Township is approximately 50 miles from Canterbury Park.  This license authorizes NMHI to engage in pari-mutuel wagering on live and simulcast racing for standardbred (harness) horses.  NMHI has stated they intend to commence operations in 2008.

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

The Company competes with other forms of gaming, principally casino-style gambling including slots and blackjack offered at numerous tribal casinos located throughout the State of Minnesota, including a large casino located approximately four miles from the Racetrack.  More recently, unbanked card games have also become available at some tribal casinos.  In addition, the Company competes against charitable gambling (bingo and pull tabs) and various state lottery products. The Company also faces increasing competition from offshore and out-of-state simulcast operations offering Internet and telephone account home wagering systems to Minnesota residents, although Minnesota regulatory authorities consider such wagering to be illegal.

The Company also competes with other forms of entertainment in the Minneapolis-Saint Paul metropolitan area, including a wide range of live and televised professional and collegiate sporting events.  In addition, live horse racing competes with a wide variety of summer attractions, including amusements parks, sporting events and other local activities.

The Company competes with racetracks located throughout the United States in securing horses to run at the Racetrack.  Attracting owners and trainers is largely dependent on the ability to offer large purses.  The Company experiences significant competition for horses from racetracks located near Des Moines Iowa and Chicago Illinois, both of which offer substantially larger purses than the Company.  This competition is expected to continue for the foreseeable future.

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

A federal statute, the Interstate Horse Racing Act of 1978, also provides that a racetrack must obtain the consent of the group representing the horsepersons (owners and trainers) racing the breed of horses that race a majority of the time at the racetrack, and the consent of the state agency regulating the racetrack, in order to transmit simulcast signals of its live races or to receive and use simulcast signals from other racetracks.  The Company has obtained the consent of the MHBPA and MRC for receiving and sending simulcast signals.

Issuance of Class A, and Class B Licenses to the Company.

The Company holds a Class A License, issued by the MRC, which allows the Company to own and operate the Racetrack.  The Class A License is effective until revoked or suspended by the MRC, or relinquished by the licensee.  Currently the fee for a Class A License is $253,000 per fiscal year.

The Company also holds a Class B License, issued by the MRC that allows the Company to sponsor and manage horse racing on which pari-mutuel wagering is conducted at its Class A licensed racetrack and on other horse races run at out-of-state locations as authorized by the MRC.  The Class B License is renewable each year by the MRC after a public hearing (if required by the MRC).  Currently the fee for the Class B License is $500 for each assigned race day on which live racing is actually conducted and $100 for each day on which simulcasting is authorized and actually takes place.

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

Card Club Regulation.

The MRC is authorized by law to regulate Card Club operations and the law requires that the Company reimburse the MRC for its actual costs, including personnel costs, of regulating the Card Club.  For fiscal years ended December 31, 2006, and 2005, the Company paid $120,000 and $110,000, respectively, to the MRC as reimbursement for costs of regulating card club operations.

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

(vii)         Legislation

In 2006 the Company supported legislation to place a proposed amendment of the Minnesota Constitution on the November 2006 ballot that would have established a framework under which electronic gaming could be conducted at the Racetrack.  The extension of the Company’s business to include electronic gaming at the Racetrack, often referred to as a “Racino”, contemplated adding approximately 3,000 electronic gaming devices, as well as 40 table games, a 250-room hotel, an Olympic scale horse park and additional restaurant venues.  Legislation was also introduced in 2006 to remove the 50-table limit currently imposed by Minnesota law and allow Canterbury Park to offer “banked” games in the Card Club.  No action was, however, taken on either of these bills in 2006.  In the future, the Company may support legislation similar to the bills introduced in 2006, or other legislation that would increase gaming options at Canterbury Park, however, no Canterbury Park legislation has been introduced in 2007.

The effort to support legislation that would increase gaming options at Canterbury Park has required, and similar efforts in the future will require, substantial expenditures.  Due to the inherent uncertainty of the outcome of legislative activities, there can be no assurance that any such activities will result in bills favorable to the Company’s interests being enacted into law.  Moreover, it is possible that,  as a result of the legislative process, legislation directly or indirectly adverse to the Company (including proposed legislation discussed in the paragraph below) may be enacted into law.

As of March 30, 2007 bills were under consideration in the Minnesota Legislature, in both the House and the Senate, that if enacted into law would severely restrict smoking in all public places in Minnesota, including bars and restaurants generally and the Racetrack in particular.  Eighteen tribal casinos in Minnesota would not, however, be covered by this legislation as currently proposed and these casinos would continue to be able to offer various gaming alternatives, including card games, in an environment that allows smoking.  Therefore, if the proposed legislation is enacted into law in Minnesota in substantially its current form, the Company’s revenues and profits may be materially adversely affected to the extent current and potential Racetrack customers who smoke decide to patronize tribal casinos, where smoking is permitted, rather than the Racetrack.

(viii)        Marketing

The Company’s primary market is the seven-county Minneapolis-Saint Paul metropolitan area plus the two counties to the south of the Racetrack. Current demographic information indicates that approximately 2.2 million adults age 18 and older, reside within the primary market.  The City of Shakopee, located in the southwestern portion of the metropolitan area, is one of the fastest growing communities in the region and Scott County is one of the fastest growing counties in the country.  Between 2005 and 2010, the population of adults age 18 and older in the primary market is expected to increase by an estimated 6.7%.

To support its pari-mutuel horse racing and Card Club businesses, the Company conducts year-round marketing efforts to maintain the loyalty of live racing and simulcast patrons and attract new racing and Card Club customers.  The Company utilizes newspapers and television advertising, the Internet, other print media, radio and direct mail.  Often the Company combines its marketing efforts to communicate the excitement of both wagering on horse racing and card playing.  In addition to its regular advertising program, the Company conducts numerous special promotions and handicapping contests to increase simulcast patronage, and maintains successful pari-mutuel player and Casino Games player rewards programs.  In addition, the development and maintenance of a customer database over the past several years has enabled the Company to effectively utilize direct mail advertising.

Because wagering on horse racing and playing poker and casino style card games are more complex than many other forms of gaming, such as slot machines or various lottery products, the Company continues to develop and conduct various educational programs, such as complimentary poker and casino games lessons, tours of the Racetrack, wagering and handicapping classes and contests that it believes will make pari-mutuel wagering on horse racing and card playing more understandable to the general public.

(ix)          Employees

At March 15, 2007, the Company had 398 full-time employees and 292 part-time employees.  On a seasonal basis the Company adds approximately 120 full-time and 250 part-time employees for live racing operations from early May until early September.  The Company’s management believes its employee relations are good.

(x)           Executive Officers

The executive officers of the Company, their ages and their positions with the Company are as follows:

Name	Age	Position with Company

Randall D. Sampson	48	President, CEO and General Manager

David C. Hansen	50	Vice President of Finance, CFO and Secretary

Mark A. Erickson	50	Vice President of Facilities

Jerrold J. Fuller	62	Vice President of Card Club Operations

Michael J. Garin	51	Vice President of Hospitality and Assistant Secretary

Eric A. Halstrom	38	Vice President of Racing and Simulcasting

John R. Harty	62	Vice President of Marketing

Randall D. Sampson has been President and Chief Executive Officer since the formation of the Company in March 1994 and General Manager since September 1995.  He has been active in horse industry associations, currently serving on the Board of Directors of the Thoroughbred Racetracks of America and is past President of the Minnesota Thoroughbred Association.  Mr. Sampson also currently serves as a director of Communications Systems, Inc. (AMEX:JCS), a manufacturer of telecommunications and data communications products based in Hector, Minnesota.  Mr. Sampson is the son of Curtis A. Sampson, the Company’s Chairman of the Board and the beneficial owner of approximately 22% of the Company’s common stock.

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

Jerrold J. Fuller has been Vice President of Card Club Operations since June of 2005.  He previously worked in various capacities for the Company including most recently as the Executive Director of Card Club Operations.  He joined the Company in February 2000 as a Poker Shift Manager and played a significant role in the opening of the Card Club in April of that year.  Mr. Fuller has been employed in the gaming industry since 1968 in California, Montana, and Louisiana, and is currently a member of the Poker Tournament Directors Association of America.

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

John R. Harty joined the Company in February 2000 as Vice President of Marketing.  From 1996 to 1999 Mr. Harty served as President of Minneapolis based Sun Products a manufacturer of sporting goods and pet products.  He served that company as Vice President of Sales and Marketing from 1992 to 1996.  From 1977 to 1991 Mr. Harty worked for Genesco, a billion dollar footwear company.  He served as Executive Vice President in charge of Sales and Marketing for its Hosiery Divisions located in New York City.  Mr. Harty currently serves on the Board and as Vice Chairman of the Shakopee Area Chamber of Commerce.

Item 1A.  RISK FACTORS

The Company is subject to risk factors that may affect our operating results.  Such risk factors include, but are not limited to, the matters discussed below as well as the additional risks discussed under Forward Looking Statements on page 33 of this Form 10-K for additional risks to which the Company is exposed.

We face significant competition from other gaming operations that could have a material adverse effect on our operations.

We face intense competition in our market, particularly competition from tribal casinos.  Such facilities have the advantage of being exempt from certain state and federal taxes.  We also compete with Internet wagering on horse races, other forms of gambling, other forms of entertainment and other racetracks throughout the country as previously discussed under Competition above.

In addition, another racetrack may begin competing with the Company.  In early 2005, the MRC granted a license to NMHI to construct and operate a harness racetrack in Columbus Township, Anoka County, MN, which is approximately 50 miles from the Racetrack.  This license authorizes NMHI to engage in pari-mutuel wagering on live and simulcast racing for standardbred (harness) horses.  In addition, Minnesota law permits licensed racetracks to operate a card room with up to 50 tables after completing a 50-day live race meet and regulatory approval of a card room plan of operation.  As of the date of this report, construction had not begun on the harness racetrack, but NMHI has indicated it intends to commence harness racing operations in 2008 and will seek to begin operating a card room at the earliest possible time it is legally permitted to do so.

We expect competition for our existing and future operations to increase both from NMHI, and as existing tribal casinos expand their operations.  In addition, several of our tribal gaming competitors have substantially larger marketing and financial resources than we do.  We are unable to predict with any certainty the effects of existing and future competition on our operating results.

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

Decisions by the MRC in regard to any one or more of the following matters could also adversely affect the Company’s operations:  the granting of operating licenses to Canterbury Park and other racetracks after an application process and public hearings; the licensing of all employees of a racetrack, jockeys, trainers, veterinarians and other participants; regulating the transfer of ownership interests in licenses, allocating live race days and simulcast-only race days, approving race programs, regulating the conduct of races, setting specifications for the racing ovals, animal facilities, employee quarters and public areas of racetracks; changes to the types of wagers on horse races; and approval of significant contractual agreements.

We are subject to changes in the laws that govern our business, including the possibility of an increase in gaming taxes, which would increase our costs, and changes in other laws may adversely affect our ability to compete.

Our operations and oversight by the MRC are ultimately subject to the laws of Minnesota and there exists the risk that these laws may be amended in ways adverse to our operations.  In particular, we are required to pay taxes and fees in addition to normal federal, state and local income taxes, and such taxes and fees are subject to increase at any time.  From time to time, state and local legislators and officials have proposed changes in tax laws, or in the administration of laws affecting our industry, such as the allocation of each wagering pool to winning bettors, the Racetrack, purses, and the Breeders’ Fund.  In addition, poor economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes.  It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws.  Such changes, if adopted, could have a material adverse effect on our operations.

We are also subject to laws in Minnesota that affect businesses generally.  And, it is possible, as a result of the legislative process, that legislation directly or indirectly adverse to the Company (including proposed legislation discussed in the remainder of this paragraph) may be enacted into law.  As of March 30, 2007 bills were under consideration in the Minnesota Legislature, in both the House and the Senate, that if enacted into law would severely restrict smoking in all public places in Minnesota, including bars and restaurants generally and the Racetrack in particular.  Eighteen tribal casinos in Minnesota would not, however, be covered by this legislation as currently proposed and these casinos would continue to be able to offer various gaming alternatives, including card games, in an environment that allows smoking. Therefore, if the proposed legislation is enacted into law in Minnesota in substantially its current form, the Company’s revenues may be materially adversely affected to the extent current and potential Racetrack customers who smoke decide to patronize tribal casinos, where smoking is permitted, rather than the Racetrack.

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

The Racetrack is located approximately 25 miles southwest of downtown Minneapolis.  The area immediately surrounding the Racetrack consists of commercial and industrial buildings, farmland and residential areas.  The Racetrack is in reasonable proximity to a number of major entertainment destinations including:  Valleyfair, an amusement park about two miles from the Racetrack which annually attracts approximately more than one million visitors during the spring and summer; the Renaissance Festival, a seven-weekend late summer annual event attracting approximately 300,000 visitors, located about five miles from the Racetrack; and Mystic Lake Casino, located about four miles from the Racetrack, which draws approximately 5.2 million patrons annually.  The Mall of America, the largest enclosed shopping mall in the United States, which attracts more than 40 million visitors per year, is approximately 17 miles from the Racetrack.

Racing Surfaces.

The racing surfaces consist of a one-mile oval dirt/limestone track and a 7/8 mile oval turf course.  The dirt track includes a mile and one-quarter front stretch chute, a 6-1/2 furlong backstretch chute, a 3-½ furlong chute, and is lighted for night racing.

Grandstand.

The grandstand is a modern, air-conditioned, and enclosed structure of approximately 275,000 square feet with a variety of facilities on six levels.  The lower level contains space for support functions such as jockey quarters, administrative offices, Racing Commission offices, first aid, mechanical and electrical rooms.  The track level includes pari-mutuel windows, restrooms, a variety of concession stands and other services as well as the Card Club which occupies 27,000 square feet on the track level. The mezzanine level contains 1,320 fixed seats in a glass-enclosed, air-conditioned area and an additional 3,000 seats located outside.  In addition to the seats, the mezzanine Level contains pari-mutuel windows, restrooms, concession stands and other guest facilities. A portion of the mezzanine level is currently being used as a simulcast center during live racing, and for banquets and other events during the off-season.  The kitchen level is an intermediate level located between the mezzanine and clubhouse floors; it contains a full-service kitchen which supports a full dining menu for the track-side dining terraces on the clubhouse level and food preparation for the other concession areas.  The clubhouse level is a multi-purpose area serving as a simulcast center during wagering sessions on televised races, as well as a full-service dining area during the live racing season.  The clubhouse level includes 325 trackside tables, each equipped with a television set, with a total seating capacity of 1,200 patrons and an additional 1,000 seats are located in lounges located throughout the area.  The press box and officials’ level is located in the roof trusses over the clubhouse and contains work areas for the press, racing officials, closed-circuit television, photo finish and the track announcer.  In addition, the grandstand was structurally built to accommodate skyboxes under the press box/officials’ level, although none have yet been constructed.  Escalators and elevators are available to move patrons among the various levels within the grandstand.

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

RV Park.

The Company owns and operates a recreational vehicle (RV) park, located two miles from the Racetrack in Shakopee, Minnesota on approximately 29 acres adjacent to the Minnesota River.  The RV Park has 68 independent sites and 40 dependent sites, an indoor swimming pool, laundry facilities, game room and mini store.  The sites are rented to horsemen participating in Canterbury’s racing operations, seasonal employees, and the general public.

Undeveloped Land.

Approximately 100 acres of the 380 acres owned by the Company are not necessary for current operations.  This property could be sold in whole or in part, depending upon future opportunities.  The Company regularly evaluates other business activities and development opportunities that would maximize the use of the real estate surrounding the Racetrack and which would complement the Company’s primary businesses of horse racing and card club operations.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

PART II

Item 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)           MARKET INFORMATION

The Company’s Common Stock trades on the American Stock Exchange under the symbol ECP.  The table set forth below indicates the high and low sale prices for the Common Stock in the quarterly periods ending December 31, 2006 and 2005.

	2006		2005
	High	Low	High	Low

Common Stock

First Quarter	$15.00	$13.60	$20.49	$15.55
Second Quarter	14.50	13.35	18.40	15.60
Third Quarter	13.80	12.50	18.10	13.83
Fourth Quarter	13.69	12.60	15.29	13.72

(b)           HOLDERS

At March 15, 2007, the Company had 722 holders of record of its common stock.  In addition, on that date a depository company held approximately 2,578,000 shares as nominee for an estimated 1,805 beneficial holders.

(c)           DIVIDENDS

The Company paid special cash dividends on its common stock of $.25 per share on July 14, 2006 and $.25 per share on July 8, 2005.    The Company has not adopted any policy regarding the payment of dividends and further dividend payments, if any, would require Board of Director approval.

(d)           INFORMATION REGARDING EQUITY COMPENSATION PLANS

The following table sets forth information as of December 31, 2006 regarding our equity compensation plans.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category (1)	(a) Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in column (a))

Equity compensation plans approved by security holders:
1994 Stock Plan	666,550	$ 10.12	188,000
1995 Employee Stock Purchase Plan	—	—	126,500

Equity compensation plans not approved by security holders:
Stock Option Plan for Non-Employee Consultants and Advisors (2)	—	—	172,500

Total	666,550		487,000

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

(e)           PERFORMANCE GRAPH

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Canterbury Park Holding Corporation, The AMEX Composite Index,
The Russell 2000 Index And The S & P Casinos & Gaming Index

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2007, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	12/01	12/02	12/03	12/04	12/05	12/06

Canterbury Park Holding Corporation	100.00	189.16	244.80	295.95	205.85	207.23
AMEX Composite	100.00	100.08	144.57	178.46	220.35	262.17
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
S & P Casinos & Gaming	100.00	109.32	180.17	198.03	191.64	255.56

(f)            INFORMATION REQUIRED BY ITEM 701 OF REGULATION S-K

 Not applicable.

 (g)          INFORMATION REQUIRED BY ITEM 703 OF REGULATION S-K

As reflected in the following table, on November 2, 2006 the Company announced that its Board of Directors authorized the repurchase of up to 100,000 shares of the Company’s common stock.  On December 6, 2006 the Company repurchased 53,050 shares of common stock at a price of $13.10 per share for an aggregate purchase price of $694,955.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

Oct 1 to Oct 31, 2006	—		—	—
Nov 1 to Nov 30, 2006	—		100,000	100,000
Dec 1 to Dec 31, 2006	53,050	$ 13.10	53,050	46,950
Total	53,050		53,050

Item 6.    SELECTED FINANCIAL DATA

(In thousands except for per share amounts)

	Year Ended December 31
	2006	2005	2004	2003	2002
OPERATING DATA

Net Revenues	$55,840	$54,920	$54,428	$47,471	$41,396

Operating expenses	50,660	49,474	47,661	42,212	37,594

Income Before Income Tax Expense	5,459	5,565	6,801	5,299	3,831

Income Tax Expense	(2,334)	(2,512)	(2,939)	(2,429)	(1,554)

Net Income	$3,125	$3,053	$3,862	$2,870	$2,277

Basic Net Income per Share	$.78	$.78	$1.02	$.78	$.64
Diluted Net Income per Share	.74	.73	.92	.70	.57
Dividends per Share	.25	.25	.25	.15	.25

Cash Flow from Operations	$5,973	$4,714	$6,336	$4,702	$3,593

	At December 31
	2006	2005	2004	2003	2002
BALANCE SHEET DATA

Land, Buildings & Equipment	$24,904	$22,694	$20,439	$17,113	$14,551

Total Assets	34,351	31,440	28,223	22,418	19,030

Stockholders’ Equity	26,860	24,358	20,996	16,826	13,907

Book Value per Share	$6.63	$6.15	$5.47	$4.53	$3.82

Number of Common Shares Outstanding at Year End	4,051	3,960	3,836	3,714	3,638

Item 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Canterbury Park Holding Corporation, our operations and our present business environment.  This MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes to the financial statements (the “Notes”).  This MD&A consists of the following sections:

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

•                  Commitments and Contractual Obligations

•                  Forward-Looking Statements – cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from the Company’s historical results or our current expectations of projections.

STRATEGIC OVERVIEW

Canterbury Park Holding Corporation (the “Company”) was incorporated under the laws of Minnesota and acquired land and buildings to conduct pari-mutuel horse racing operations (the “Racetrack”) in March 1994.  The Racetrack is located in Shakopee, Minnesota, approximately 25 miles southwest of downtown Minneapolis.  In May 1994 we commenced year round horse racing simulcast operations and hosted the first annual live race meet during the summer of 1995.  Our live racing operations are a seasonal business as we host live race meets each year from early May until Labor Day.  We earn additional pari-mutuel revenue by televising our live racing to out-of-state Racetracks around the country.  We also derive revenues from related services and activities, such as advertising, admissions, parking and publication sales, and from other entertainment events and activities held at the Racetrack.

In April 2000 we opened the Canterbury Card Club (the “Card Club”).  The Card Club operates 24 hours a day, seven days a week and is limited by Minnesota State law to a maximum of 50 tables.  The Card Club currently offers 34 tables of Poker Games and 16 tables of Casino Games.

Our three largest sources of revenues, Card Club operations, pari-mutuel operations and concessions sales generate cash revenues.  Consequently, the Company is highly liquid and has not utilized its line of credit in over four years.

During the year ended December 31, 2006, increased competition (discussed below) along with a general industry decline in on-track wagering and other causes mentioned in the Operations Review below, resulted in a decrease in pari-mutuel handle and associated revenues.

	2006	2005	2004	2003	2002
Financial Performance Summary

Net Revenues	$55,840	$54,920	$54,428	$47,471	$41,396

Operating Expenses	50,660	49,474	47,661	42,212	37,594

Income Before Income Tax Expense	5,459	5,565	6,801	5,299	3,831

Income Tax Expense	(2,334)	(2,512)	(2,939)	(2,429)	(1,554)

Net Income	$3,125	$3,053	$3,862	$2,870	$2,277

The primary strengths of Canterbury Park are our dedicated and capable staff, our first-class facilities and 380-acre property, and the legal authority to offer our unique gaming products in our market area.

Our management team has extensive knowledge of the horse racing and card businesses and our staff has demonstrated a commitment to our customers.  We continue to implement improvements to our comprehensive customer satisfaction measurement and enhancement program.  Our management team has a good relationship with our workforce and is able to retain qualified personnel as demonstrated by our very low turnover rate.

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

We have a strong commitment to live racing and have been particularly successful in attracting new customers and providing a quality live racing experience for our horse racing fans as well as the horsemen who participate in the live racing at Canterbury Park.  The success of the Card Club has greatly enhanced our ability to offer a more competitive purse structure for live racing and has allowed us to make significant improvements to our Grandstand and the backside stabling and training facilities.  As a result, we have been near capacity for horses stabled at Canterbury Park during our recent live race meets.  We have also increased live racing attendance during a time when the industry trend has generally been downward.

Currently we are the only facility offering live and simulcast racing in our market, although we do have competition in the simulcast market from Internet horse racing sites.  While a number of Minnesota Tribal Casinos operate the same unbanked card games offered at Canterbury Park, we are currently the only non-tribal operator and we have the only non-tribal Poker room operating within the seven-county Twin Cities metropolitan area.  However, in January 2005, the Minnesota Racing Commission (“MRC”) granted a second license for the construction and operation of a harness racetrack in Columbus Township, Anoka County, MN.  While construction of the harness track had not begun as of March 2007, the licensee has stated they intend to commence operations in 2008.  Under current law this licensee would be allowed to offer live and simulcast wagering only on harness races.  Current law, however, also permits the licensee to receive a license to host unbanked card games in a card room similar to the Company’s Card Club after it conducts a 50-day live harness racing meet, submits a plan of operation related to the card room and receives MRC approval for its plan of operation.  The licensee has indicated its intention to secure such approval at the earliest possible time.

We continue to believe that our best option for long-term growth is to gain authority under Minnesota law to offer additional gaming options, which would enhance horse racing with increased purses, provide growth and development opportunities for us, and produce significant new tax revenues for state and local governments.  The effort to obtain legislative authority for these initiatives has required, and will continue to require, substantial expenditures.  Due to the inherent uncertainty of the outcome of legislative activities, there can be no assurance that any bills favorable to the Company’s interests will be enacted into law, and it is possible, as a result of the legislative process, that legislation directly or indirectly adverse to the Company may be enacted into law.

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

Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 72.5% of our total assets at December 31, 2006. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired.  Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected future net cash flows.  Should the sum of the related expected future net cash flows be less than the carrying value, we will determine whether an impairment loss should be recognized.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the assets.  To date, we have determined that no impairment of these assets exists.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. FIN 48 is applicable for fiscal years beginning after December 15, 2006.  The Company has evaluated the impact and does not expect it to have a material impact on its financial statements.

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

The Company is periodically involved in various legal actions arising in the normal course of business.  At December 31, 2006, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

OPERATIONS REVIEW

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

OPERATING REVENUES

Total net operating revenues for the year ended December 31, 2006 were $55.8 million, an increase of  $920,000, or 1.7%, compared to total operating revenues of $54.9 million for the year ended December 31, 2005.  Total Card Club revenues increased 1.9%, pari-mutuel revenues decreased .5% and concession revenues increased 3.5% in fiscal 2006 compared to fiscal 2005.   Discussions of Pari-mutuel and Card Club revenues follow.

	Year Ended 12/31/06	Year Ended 12/31/05
SUMMARY OF PARI-MUTUEL OPERATING DATA:

Racing Days
Simulcast only days	296	296
Live and simulcast days	68	68
Total Racing Days	364	364

On-Track Handle
Simulcast handle on non-live race days	$41,291,000	$41,341,000

Simulcast handle on live race days	16,772,000	17,287,000
Total simulcast handle	58,063,000	58,628,000

Live racing handle	16,877,000	17,591,000
Total On-Track Handle	74,940,000	76,219,000

Out-of-state Live Handle	19,246,000	14,180,000

Total Handle	$94,186,000	$90,399,000

On-Track Average Daily Handle
Simulcast only days	$139,500	$140,000
Live and simulcast days	495,000	513,000

Pari-mutuel revenues include commission and breakage revenues on live on-track and simulcast racing, fees received from out-of-state racetracks for wagering on our live races, and proceeds from uncashed winning tickets.  Pari-mutuel revenues decreased slightly to $16.4 million from $16.5 million in 2005, primarily reflecting an increase in out-of-state live handle, offset by decreases in on-track handle in 2006 compared to 2005.

Wagering at out-of-state tracks on races conducted at the Racetrack during the 2006 live meet, increased $5,066,000, or 35.7%, compared to the 2005 meet primarily due to increased wagering at certain out-of-state locations.

Total handle wagered on simulcast races in 2006 decreased $565,000, or 1.0%, compared to 2005.  In addition, on-track live handle decreased by $714,000, or 4.1%, for the 2006 live meet compared to the live meet in 2005 due partly to the fact that in 2006 the Company was forced to shorten or delay live racing on five days due to inclement or dangerously hot weather conditions which did not occur in 2005.

We also believe that lower patron wagering can be partially attributed to competition from Internet wagering and other gaming options, as well as the general downturn in economic conditions during 2006, including record high gasoline prices, which reduce our patrons’ disposable income.

Revenues recognized on proceeds from winning pari-mutuel tickets, which were not presented for payment within one year of the end of the respective race meets, decreased approximately $36,000 in 2006 compared to 2005, primarily due to reduced amounts wagered on simulcast horse races.

	Year Ended 12/31/06	Year Ended 12/31/05
SUMMARY OF CARD CLUB REVENUES:

Poker Games	$18,281,000	$18,279,000
Casino Games	10,948,000	10,557,000
Total Collection Revenue	29,229,000	28,836,000

Other Revenue	939,000	778,000

Total Card Club Revenue	$30,168,000	$29,614,000

Number of Days Offered	364	364
Average Revenue per Day	$82,900	$81,400

The primary source of Card Club revenue is a percentage of the wagers received from the players as compensation for providing the Card Club facility and services, referred to as “collection revenue”.  Other Revenue presented above includes fees collected for the administration of tournaments, and amounts earned as reimbursement for the administrative costs of maintaining the jackpot funds.

The Card Club is divided into two areas, the casino games area and the poker area.  The average daily collection amount per game is dependent upon the number of tables utilized to offer the game.  Patron demand determines the number of tables to be used for a specific game.  Since December 2005 there have been a total of 16 tables in the casino games area and 34 tables in the poker area, and 19 and 31 tables, respectively, during the first eleven months of 2005.

Total Card Club revenue increased $554,000, or 1.9%, compared to 2005.  The increase in Card Club revenue is due primarily to growth in casino games revenue of $391,000, or 3.7%, in 2006 over 2005.  Revenue in the poker room remained relatively unchanged.

Card Club revenues represent 54.0% and 53.9% of total revenues for 2006 and 2005, respectively.

We expect that competition from Internet wagering and tribal casinos will continue to put pressure on Card Club operating revenues in future periods.  As a result, we continue to search for opportunities to make Canterbury Park the most attractive alternative when our customers want to wager on card games.

Concession revenues increased 3.5% to $6,049,000 in 2006 from $5,843,000 in 2005.   The increase is primarily attributable to an increase of $160,000 in food & beverage sales primarily during live racing, an $81,000 increase in food & beverage revenues in the Card Club during 2006 compared to 2005, partially offset by a decrease of $40,000 in revenues from catering compared to 2005.

The Company experienced an increase in admission and parking revenues due to a $1 increase in live racing admission in 2006.  Publication sales revenues decreased due to the decision to discontinue the on-site production and sale of a simulcast racing program.

Other operating revenue increased $222,000, or 10.6%, to $2,312,000 in fiscal year 2006 compared to 2005.  The increase in 2006 was due primarily to continued growth in the corporate sponsorships and advertising revenues of $129,000, an increase in vending machine commissions of $61,000, and a rise in cash services fees of $40,000 resulting from increased patronage in the Card Club. Promotional allowances decreased $38,000, or 12.5%, in 2006 compared to 2005.  The decrease is primarily attributable to the decrease in on-track handle, and also to the change in composition of players who participate in the program.

OPERATING EXPENSES

Total operating expenses increased approximately $1,186,000, or 2.4%, to $50,660,000 in 2006, from $49,474,000 in 2005 primarily due to increases in salaries, wages and benefit costs, statutory purses, depreciation, utilities and contracted services. See below for a detailed quantification of each of these items.  Total operating expenses as a percentage of total revenues increased to 90.7% from 90.1% in 2005. We experienced a decrease in pari-mutuel revenue in 2006, accompanied by modest growth in Card Club and concession revenues.  As a result, despite decreases in variable pari-mutuel expenses, increases in salaries and benefits and purse expense along with increases in other fixed expenses such as depreciation, real estate taxes and regulatory costs, become a larger percentage of total revenues.

Total purse expense increased $306,000, or 3.6%, in 2006 compared to 2005 as presented in the table below.  Purse expense is one of our largest single expense items. Minnesota law requires us to allocate a portion of funds received from betting in the Card Club and wagering on simulcast and live horse races for future payment as purses for live horse races or other uses of Minnesota’s horsepersons’ associations.

Total Minnesota Breeders’ Fund (“MBF”) expense decreased slightly for the year ended December 31, 2006 compared to the year ended December 31, 2005 as presented in the table below.

	Purse Expense		Minnesota Breeders’ Fund Expense
	2006	2005	2006	2005

Card Club	$4,073,000	$3,999,000	$453,000	$444,000

Simulcast Racing	3,043,000	2,806,000	646,000	651,000

Live Racing	1,696,000	1,701,000	169,000	176,000

Total	$8,812,000	$8,506,000	$1,268,000	$1,271,000

While we are obligated by state law to pay up to 14% of Card Club revenues to the purse fund and MBF, pursuant to an agreement with the MHBPA, we paid a total of 15% of total Card Club revenues to these funds in 2006 and 2005.  The amounts paid are allocated 90% to the purse funds and 10% to the MBF.  The growth in Card Club revenues in 2006 compared to 2005 resulted in the increases in Card Club purse and MBF expense shown in the table above.

Total purse expense associated with simulcast racing increased in 2006 compared to 2005 despite lower wagering levels.  This is due to an increase in the negotiated purse rate with the MHBPA that represents the thoroughbred horsemen.  In addition, the amounts paid to the purse fund for simulcast racing differ depending upon whether the simulcast wagering occurs during the “Racing Season,” a statutorily defined 25 week period beginning in early May each year, or outside of the Racing Season.  We paid an average of 5.24% of handle to the purse fund in 2006, compared to 4.79% in 2005.  We pay 5.50% of pari-mutuel simulcast commission revenues to the MBF, consequently, lower revenues result in lower MBF expense.

Purse and MBF expense related to live racing decreased slightly compared to 2005.  Minnesota law generally provides that a minimum of 8.4% of the on-track live racing handle be paid to the purse fund.  The amount paid to the purse fund for wagers at out-of-state racetracks is 50% of the net of fees collected less costs incurred to provide the uplink signal.  We experienced a slight decrease in live racing purse expense which is attributable to lower on-track wagering and a reduction of $35,000 in the Claiming Crown net purse guarantee, partially offset by higher purses related to increased wagering at out-of-state racetracks on live racing in 2006 compared to 2005.  We pay 1.0% of on-track live handle to the MBF.

We also experienced a .8% reduction in host fees in 2006 due to lower wagering levels compared to 2005.

Salary and benefit expenses increased by $1,168,000, or 5.5%, for the twelve months ended December 31, 2006 compared to the twelve months ended December 31, 2005.  The implementation of new accounting rules for equity based compensation effective January 1, 2006 resulted in the recognition of $239,000 in expense in 2006 for which there is no comparable expense in 2005.  Increases in direct hourly Card Club labor and related payroll taxes increased approximately $336,000, or 4.3%, in 2006 compared to 2005.  This is primarily attributable to an increase in the minimum wage of $1.00 effective August 2005, which had the greatest impact on Card Club wages where tipped positions are compensated at minimum wage.  Wages directly related to pari-mutuel wagering decreased $75,000 due to general efforts to control labor costs in that area.  General increases in labor occurred in support areas throughout the Company partly due to routine annual salary reviews coupled with low rates of employee turnover, and also to efforts to utilize internal labor rather than contract labor where possible to reduce the overall expense to the Company.  In recent years, the Company has emphasized the importance of retirement savings for its employees by contributing Company stock to an Employee Stock Ownership Plan beginning in 2004 and by increasing its match percentage for the 401(k) Plan effective March 2006.  These measures contributed to a $182,000 increase in salaries and benefits expense in 2006 compared to 2005.  In addition, the cost of providing health and medical benefits to our employees continues to grow and increased by $123,000 in 2006 compared to 2005.

Cost of concessions and publication sales decreased a total of $44,000.  A decrease in publication cost of sales of $237,000 is due primarily to the cessation of the on-site production of a simulcast racing program. This was partially offset by an increase of $199,000 in the cost of concession sales attributable to the 3.5% increase in concessions revenues, an increase in food & beverage provided at no charge to our patrons, and increases in certain product costs compared to 2005.

Depreciation expense increased $161,000, or 9.6%, in 2006 compared to 2005 and reflects significant investments in our facilities during the past two years.  Beginning in late 2004, we have continually added improvements to the stable area and training facilities.  We have made various other investments in building improvements and furniture, fixtures and equipment in both 2006 and 2005.

Utilities expense increased $76,000, or 5.8%, in 2006 primarily due to higher energy costs for electricity and natural gas compared to 2005.

The Company experienced decreases in repair and maintenance, advertising and marketing expenses primarily due to focused efforts on expense reduction in 2006 compared to 2005.  The Company also reduced expenses associated with lobbying efforts by $268,000 in 2006 compared to 2005.

Net other income increased $160,000, or 134%, in 2006 compared to 2005.  This increase is primarily attributable to a $150,000 increase in interest income on our primary bank account balance during 2006.  The average balance in our primary cash account increased in 2006 compared to 2005, and the interest rate earned on those balances increased gradually from 1.23% at the end of 2004, to 3.28% at the end of 2005 and 4.39% at year-end 2006.

Income tax expense as a percentage of pre-tax income decreased to 42.8% for the year ended December 31, 2006 from 45.1% for the year ended December 31, 2005. The decrease is primarily attributable to a reduced level of non-deductible lobbying expenses in 2006 compared to 2005.

Net income increased $71,564, or 2.3%, to $3,125,043 for the year ended December 31, 2006 compared to  $3,053,479 for the year ended December 31, 2005.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

OPERATING REVENUES

Total operating revenues for the year ended December 31, 2005 were $54.9 million, an increase of  $492,000, or .9%, compared to total operating revenues of $54.4 million for the year ended December 31, 2004.  Total Card Club revenues increased 4.2%, pari-mutuel revenues decreased 7.3% and concession revenues increased 5.7% in fiscal 2005 compared to fiscal 2004.   Discussions of Pari-mutuel and Card Club revenues follow.

	Year Ended 12/31/05	Year Ended 12/31/04
SUMMARY OF PARI-MUTUEL OPERATING DATA:

Racing Days
Simulcast only days	296	298
Live and simulcast days	68	67
Total Racing Days	364	365

On-Track Handle
Simulcast handle on non-live race days	$41,341,000	$46,295,000

Simulcast handle on live race days	17,287,000	17,657,000
Total simulcast handle	58,628,000	63,952,000

Live racing handle	17,591,000	17,990,000
Total On-Track Handle	76,219,000	81,942,000

Out-of-state Live Handle	14,180,000	17,473,000

Total Handle	$90,399,000	$99,415,000

On-Track Average Daily Handle
Simulcast only days	$140,000	$155,000
Live and simulcast days	513,000	532,000

Pari-mutuel revenues include commission and breakage revenues on live on-track and simulcast racing, fees received from out-of-state racetracks for wagering on our live races, and proceeds from uncashed winning tickets.  Pari-mutuel revenues decreased $1.3 million, or 7.7%, to $16.5 million compared to 2004, primarily reflecting a $9.0 million, or 9.1%, decrease in all categories of handle in 2005 compared to 2004.  Total handle wagered on simulcast races in 2005 decreased $5.3 million, or 8.3%, compared to 2004.  In addition, on-track live handle decreased by $399,000, or 2.2%, compared to 2004 despite one additional live racing day in 2005.  Finally, out-of-state live handle decreased $3.3 million, or 18.3%, compared to 2004.

The reduction in on-track simulcast and live handle can be primarily attributed to an overall industry decline as well as a number of other factors including significant growth in the accessibility of internet pari-mutuel wagering, the lack of a Triple Crown contender in the Belmont Stakes, and major construction projects in 2005 on freeways leading to Canterbury Park.   There was also a shift in simulcast handle from days when only simulcasting is offered (see table above) to days when both live and simulcast racing are offered, due to the live meet starting one week earlier on Kentucky Derby day, May 7th, in 2005 compared to May 14th in 2004.  The Kentucky Derby simulcast handle of $1.4 million in 2005 is included in the table above in simulcast handle on live and simulcast days, compared to the 2004 Kentucky Derby simulcast handle of $1.5 million which is included in simulcast handle on simulcast only days.

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

	Year Ended 12/31/05	Year Ended 12/31/04
SUMMARY OF CARD CLUB REVENUES:

Poker Games	$18,279,000	$16,214,000
Casino Games	10,557,000	11,418,000
Total Collection Revenue	28,836,000	27,632,000

Other Revenue	778,000	801,000

Total Card Club Revenue	$29,614,000	$28,433,000

Number of Days Offered	364	365
Average Revenue per Day	$81,400	$77,900

The primary source of Card Club revenue is a percentage of the wagers received from the players as compensation for providing the Card Club facility and services, referred to as “collection revenue”.  Other Revenue includes fees collected for the administration of tournaments, and amounts earned as reimbursement of the administrative costs of maintaining the jackpot funds.

The Card Club is divided into two areas, the casino games area and the poker area.  The average daily collection amount per game is dependent upon the number of tables utilized to offer the game.  Patron demand determines the number of tables to be used for a specific game.  There were 16 tables in the casino games area and 34 tables in the poker area at December 31, 2005, and 19 and 31 tables, respectively, in 2004.

Total Card Club revenue increased $1.2 million, or 4.2%, compared to 2004.  The increase in Card Club revenue is due primarily to growth of $2.1 million, or 12.7%, in poker revenue in 2006, partially offset by reductions of $861,000, or 7.5%, in casino games and $23,000, or 2.9%, in other revenues.  The popularity of Texas Hold’Em and televised poker tournaments continues to fuel growth in our poker business.  However, our casino games area experienced a significant increase in competition in 2005 as tribal casinos in the area expanded their casino games offerings to include the same unbanked card games offered at the Card Club.

Card Club revenues represented 53.6% and 51.8% of total revenues for 2005 and 2004, respectively. The percentage for 2005 is higher primarily due to decreased pari-mutuel revenues accompanied by modest growth in Card Club revenues during 2005.

Concession revenues increased 10.6% to $5,843,000 in 2005 compared to $5,529,000 in 2004.   The increase is primarily attributable to an increase of $128,000 in food and beverage revenues in the Card Club during 2005 compared to 2004, an increase of $118,000 in beverage sales during live racing, and an increase of $83,000 in revenues from group sales compared to 2004 primarily generated in a new outdoor catering area opened in 2005.

Other operating revenue increased $129,000, or 6.6%, to $2,089,000 in fiscal year 2005 compared to 2004.  The increase in 2005 was due primarily to continued growth in the corporate sponsorship program of $99,000 and a rise in cash services fees of $28,000 resulting from increased patronage in the Card Club.  Promotional allowances decreased $168,000, or 35.6%, in 2005 compared to 2004.  The decrease is primarily attributable to the decrease in on-track handle, and also to the change in composition of players who participate in the program.

OPERATING EXPENSES

Total operating expenses increased approximately $1,813,000, or 3.8%, to $49,474,000 in 2005 from $47,661,000 in 2004 primarily due to increases in salaries, wages and benefit costs, depreciation, utilities and cost of sales related to the increase in revenues in 2005. See below for a detailed quantification of each of these items.  Total operating expenses as a percentage of total revenues increased to 90.1% from 87.6% in 2004. We experienced decreases in pari-mutuel revenues in 2005, accompanied by modest growth in Card Club and concession revenues   As a result, despite decreases in variable pari-mutuel expenses, fixed pari-mutuel expenses and increases in other fixed expenses such as depreciation, insurance and regulatory costs become a larger percentage of total revenues.

Total purse and MBF expense decreased approximately $19,000, or .2%, for the year ended December 31, 2005 compared to the year ended December 31, 2004.  Purse expense is one of our largest single expense items.  Minnesota law requires us to allocate a portion of funds received from betting in the Card Club and wagering on simulcast and live horse races for future payment as purses for live horse races or other uses of Minnesota’s horsepersons’ associations.

	Purse Expense		Minnesota Breeders’ Fund Expense
	2005	2004	2005	2004

Card Club	$3,999,000	$3,730,000	$444,000	$414,000

Simulcast Racing	2,806,000	3,048,000	651,000	706,000

Live Racing	1,701,000	1,718,000	176,000	180,000

Total	$8,506,000	$8,496,000	$1,271,000	$1,300,000

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

Salary and benefit expenses increased by $963,00,0 or 4.8%, for the twelve months ended December 31, 2005 compared to the twelve months ended December 31, 2004.  Direct hourly Card Club labor and related payroll taxes increased approximately $428,000, or 7.6%, in 2005 compared to 2004.  This is primarily attributable to an increase in the minimum wage of $1.00 effective August 2005, which had the greatest impact on wages related to the Card Club, where tipped positions are compensated at minimum wage.  Card Club wages also increased due to a 4.2% growth in revenue compared to 2004.  The labor costs associated with live racing increased $81,000 due to a longer live race meet which began a week earlier than in prior years.  Labor costs associated with sales of food and beverage increased $161,000, or 5.2%, in 2005 compared to 2004, coinciding with an increase of 5.7% in concession revenues.  Health benefit costs increased by $211,000 in 2005 compared to 2004 due to higher insurance rates along with increased participation. The increase in labor costs also reflects the effects of inflation on wages and salaries.  These increases were partially offset by a decrease of $304,000 in incentive pay and Employee Stock Ownership Plan contribution expense.

Cost of concessions and publication sales increased a total of $200,000.  This is primarily due to an increase of $176,000, or 7.6%, in the cost of concession sales attributed to the 5.7% increase in concessions revenues, and to increases in certain product costs compared to 2004.

Depreciation expense increased $362,000, or 27.6%, in 2005 compared to 2004 reflecting significant investments in our facilities during the past two years.  We completed a total remodel and modernization of the clubhouse level of the grandstand in 2004, and added improvements to the stable area and training facilities between the 2004 and 2005 live meets.  We acquired gaming equipment for the Card Club in 2004 and made various other investments in building improvements and furniture, fixtures and equipment in both 2005 and 2004.

Utilities expense increased $138,000, or 11.8%, in 2005 primarily due to higher energy costs for electricity and natural gas compared to 2004.

Net other income increased $86,000, or 257%, in 2005 compared to 2004.  This increase is primarily attributable to an $81,000 increase in interest income on our cash balances during 2005.  The interest rate on our cash balances increased to 3.28% at year-end 2005, from 1.23% at the end of 2004.

Income tax expense as a percentage of pre-tax income increased to 45.1% for the year ended December 31, 2005 from 43.2% for the year ended December 31, 2004.  The increase is primarily attributable to the impact of higher non-deductible lobbying expenses on lower pretax income in 2005 compared to 2004.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had cash and cash equivalents of $5.7 million compared to $4.8 million at December 31, 2005.  This $906,000 increase consists of $6.0 million net cash provided by operating activities, offset by $4.0 million net cash used in investing activities and $1.1 million net cash used in financing activities.  In addition, as of December 31, 2006, we had $2.25 million of capacity under a commercial revolving credit line as part of a general credit and security agreement with Bremer Bank.  In April 2005 this agreement was renewed for an additional two-year term.  We had no borrowings under the credit line in 2006 or 2005.

Our three largest sources of revenue, pari-mutuel wagering, card club operations, and concessions, are all based on cash transactions.  Consequently, we have significant inflows of cash on a daily basis.  We designate cash balances which will be required to satisfy certain short-term liabilities such as progressive jackpots, the player pool, and amounts due horsemen for purses and awards as “restricted.”  We believe that our existing cash balances, restricted cash balances, cash flow from operations and borrowings available under our credit line will be sufficient to support our working capital needs and planned capital expenditures for the foreseeable future.

The Company’s Casino Games are required by law to be “unbanked”.   “Unbanked” refers to a wagering system or game where wagers “lost” or “won” by the host are accumulated into a player pool liability for purposes of enhancing the total amount paid back to players in any other card game.  The Company may only serve as custodian of the player pool.  It may not have an active interest in any card game and does not recognize net “wins” or “losses” as revenue.  The Company is required to return accumulated player pool funds to the players through giveaways, promotional items, prizes or by other means.  The player pool liability was approximately $137,000 at December 31, 2006 compared to $442,000 at December 31, 2005.

The Card Club offers progressive jackpots for Poker games and certain Casino Games.    Amounts collected for these jackpot funds are accrued as liabilities until paid to winners.  At December 31, 2006, accrued jackpot funds totaled approximately $897,000 compared to $679,000 at December 31, 2005.   The MRC regulates the operation of the player pool and progressive jackpot pools.  These liabilities have the potential for significant fluctuation on a daily basis.

All games in the Card Club are played using chips.  The value of chips issued and outstanding, referred to as the “outstanding chip liability”, was approximately $226,000 at December 31, 2006, compared to $221,000 at December 31, 2005. This liability has the potential for significant fluctuation on a daily basis depending upon the demand for chip redemptions and sales.

Our second largest operating expense item is purse expense.  Pursuant to an agreement with the MHBPA, we transferred into a trust account or paid directly to the MHBPA, approximately $7,825,000 and $7,575,000 in purse funds for the years ended December 31, 2006 and 2005, respectively.  Minnesota Statutes specify that amounts transferred into trust are the property of the trust and not the Company.  Unpaid purse fund obligations due the MHBPA were $140,281 and $94,853 at December 31, 2006 and 2005, respectively.  The interest rates on any purses accrued but not transferred into the trust (which are guaranteed by our Chairman of the Board) were 8.25% and 7.25% at December 31, 2006 and 2005, respectively.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operations during the year ended December 31, 2006 was $5,973,305, which resulted primarily from net income of $3,125,043, depreciation of $1,834,012, an increase in accounts payable and accrued wages and payroll taxes of $498,704, an increase in stock-based compensation expense of $239,428 and a decrease in restricted cash of $73,925.  The increase in accounts payable and accrued wages and payroll taxes includes an increase of $320,478 in accrued wages and payroll taxes and an increase of $178,226 in accounts payable and accruals.  Year-end payroll accruals increased $331,000 due to an increase in the number of days payable as of year-end 2006 compared to 2005.  The increase in accounts payable is primarily due to increases in payables to other racetracks for fees and settlements of $100,000 and to an increase in trade payables and expense accruals of $47,000, and an increase of $28,196 representing the net effect of non-cash investing activities for additions to land, buildings and equipment funded through accounts payable during the year ended December 31, 2006.  The decrease in restricted cash results primarily from a decrease of $305,000 in the player pool, attributable to an increase in promotions and giveaways to patrons during the fourth quarter of 2006, partially offset by an increase in the progressive jackpot pools of $218,000.

Net cash provided by operations during the year ended December 31, 2005 was $4,714,453, which resulted primarily from net income of $3,053,479, depreciation of $1,672,827, and an increase in Card Club accruals of $385,587.  These sources of cash and non-cash reconciling items were partially offset by an increase in accounts payable, accrued wages and payroll taxes of $364,825 and an increase in restricted cash of $242,383.  The increase in Card Club accruals includes an increase of $101,000 in the player pool, an increase of $155,000 in the jackpot pools and an increase of $25,000 in the outstanding chip liability as discussed above.  The decrease in accounts payable and accrued wages and payroll taxes is due to a decrease of $253,000 in accrued wages and payroll taxes and a decrease of $112,000 in accounts payable and accruals.  Year-end payroll accruals decreased $156,000 due to a decrease in the number of days payable as of year-end and the accrual for funds collected for the Employee Stock Purchase Plan decreased by $100,000 compared to December 31, 2004.  The decrease in accounts payable primarily results from lower accruals at December 31, 2005 for a large capital project compared to 2004, and to excluding from operating activities the non-cash investing activity item of $115,000 for capital expenditure accruals at December 31, 2005. The increase in restricted cash is primarily due to higher balances in the Player Pool and Poker Jackpot Pools at December 31, 2005 compared to December 31, 2004. These Card Club accruals do not change in direct correlation to Card Club revenues.

CASH FLOWS FROM INVESTING ACTIVITIES

Cash used in investing activities for the year ended December 31, 2006 totaled $4,000,467 and primarily reflects capital improvements to buildings and land, including a new Card Club lounge area and backside barns, and additions to furniture and equipment, including a video messaging display for the racetrack infield.

Cash used in investing activities for the year ended December 31, 2005 totaled $3,852,869 and primarily reflects improvements to land and buildings and additions to furniture and equipment.  During 2005 we completed construction on a number of projects begun in 2004 including the installation of an equine swimming pool, widening and upgrading the surface of the practice track and replacing stalls in the summer barns in the Racetrack’s stable area.  Also, additional remodeling was completed on the clubhouse level of the grandstand and the Card Club purchased additional gaming equipment.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in financing activities was $1,066,648 for the year ended December 31, 2006 compared to cash used in financing activities of $200,762 for the year ended December 31, 2005. The 2006 net cash outflows resulted primarily from a $.25 per share cash dividend totaling $1,010,796 paid in July 2006.  In addition, on December 6, 2006, pursuant to a Stock Repurchase Plan approved in November 2006, the Company repurchased 53,050 shares of common stock at a price of $13.10 per share for a total price of $694,955. These outflows were partially offset by proceeds of $532,956 received upon the issuance of common stock due to the exercise of stock options and shares of common stock purchased by employees pursuant to our Employee Stock Purchase Plan and the related excess tax benefit of $106,147.

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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

In January 2004 the Company entered into a five-year totalizator services agreement with Scientific Games Inc. (formerly Autotote Systems, Inc.).  Pursuant to the agreement, Scientific Games provides totalizator equipment and computer programs which record and process all wagers and calculate the odds and payoffs.  Amounts charged to operations under this agreement for the years ended December 31, 2006, 2005 and 2004 were approximately $342,000, $348,000 and $370,000, respectively.  During annual live race meets, Scientific Games provides uplink services, which enables the Company to simulcast horse races held at Canterbury Park to out-of-state racetracks.  These services resulted in amounts charged to operations in 2006, 2005 and 2004 of approximately $138,000, $137,500 and $135,500, respectively.

We have entered into operating leases for rental of office equipment and equipment to print certain publications.  Amounts charged to operations under these agreements for the years ended December 31, 2006, 2005 and 2004 were approximately $96,000, $162,000 and $170,000, respectively.  All such leases expire on or before April 30, 2010.  Future lease payment obligations under these leases are provided in the contractual obligations table below.

CONTRACTUAL OBLIGATIONS TABLE

The following table reflects our contractual obligations as of December 31, 2006:

	Payments Due by Period
Contractual Obligation (1)	TOTAL	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Operating Lease Obligations (2)	$218,300	$90,500	$115,800	$12,000	$0

(1) Totalizator lease obligations as discussed above are excluded from the table as the expense is entirely dependent upon wagering levels.

(2) Includes operating lease obligations for general office and printing equipment rental.

Since December 31, 2006, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above.   As of December 31, 2006, we had no borrowings pursuant to our line of credit and were not party to capital lease obligations, significant purchase obligations or other long-term obligations.

FORWARD-LOOKING STATEMENTS

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, we may make forward-looking statements concerning possible or anticipated future financial performance, prospective business activities or plans which are typically preceded by words such as “believes,” “expects,” “anticipates,” “intends” or similar expressions.  For such forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in federal securities laws.  Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could affect our actual results, and cause actual results to differ materially from those indicated in the forward-looking statements.  Such risks and uncertainties include, but are not limited to: material fluctuations in attendance at the Racetrack, material changes in the level of wagering by patrons, decline in interest in the unbanked card games offered at the Card Club, competition from other venues offering unbanked card games, or other forms of wagering, competition from other sports and entertainment options, costs associated with our efforts to obtain legislative authority for additional gaming options, increases in compensation and employee benefit costs; increases in the percentage of revenues allocated for purse fund payments; higher than expected expense related to new marketing initiatives; the impact of wagering products and technologies introduced by competitors; legislative and regulatory decisions and changes; the general health of the gaming sector; and other factors that are beyond our ability to control or predict.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on borrowings under our commercial revolving credit line that bears interest at the prime rate.  At December 31, 2006 we have no debt borrowings under our credit facility.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)           Financial Statements

The following financial statements of the Company are set forth on pages 35 through 51 of the Form 10-K:

(b)           Supplementary Data

See Note 12 of Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Canterbury Park Holding Corporation

Shakopee, Minnesota

We have audited the accompanying consolidated balance sheets of Canterbury Park Holding Corporation and subsidiaries (the Company) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Canterbury Park Holding Corporation and subsidiaries as of December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 2006.

Deloitte & Touche LLP

March 27, 2007

Minneapolis, Minnesota

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005

ASSETS

CURRENT ASSETS
Cash	$5,745,556	$4,839,366
Restricted cash	1,915,057	1,988,982
Short-term investments	78,231	75,000
Accounts receivable, net of allowance of $38,600 and $82,600	559,146	696,857
Inventory	159,918	158,470
Prepaid expenses	733,979	763,976
Deferred income taxes (Note 3)	235,200	203,400
Total current assets	9,427,087	8,726,051

LONG-TERM ASSETS
Deposits	20,000	20,000
Land, buildings and equipment, net (Note 2)	24,903,946	22,694,438

	$34,351,033	$31,440,489

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,032,953	$1,882,923
Card club accruals	2,073,363	2,122,333
Accrued wages and payroll taxes	1,866,633	1,546,155
Accrued interest payable	7,303	7,303
Due to MHBPA (Note 1)	140,281	94,853
Accrued property taxes	457,331	403,357
Income taxes payable	105,918	66,108
Payable to horsepersons	346,779	366,266
Total current liabilities	7,030,561	6,489,298

DEFERRED INCOME TAXES (Note 3)	460,900	593,100

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

STOCKHOLDERS’ EQUITY (Notes 4 and 5)
Common stock, $.01 par value, 10,000,000 shares authorized,4,050,782 and 3,959,885, respectively, shares issued and outstanding	40,508	39,599
Additional paid-in capital	14,914,328	14,045,248
Accumulated earnings	11,904,736	10,273,244
Total stockholders’ equity	26,859,572	24,358,091

	$34,351,033	$31,440,489

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
OPERATING REVENUES:
Pari-mutuel	$16,432,014	$16,513,318	$17,805,597
Card Club	30,168,349	29,614,309	28,432,768
Concessions	6,049,334	5,842,558	5,529,203
Admissions and parking	668,235	578,177	539,826
Publications	475,886	585,529	631,432
Other operating revenue	2,311,716	2,089,368	1,960,466
Total Revenues	56,105,534	55,223,259	54,899,292
Less Promotional allowances	(265,837)	(303,642)	(471,510)
Net Revenues	55,839,697	54,919,617	54,427,782
OPERATING EXPENSES:
Purses	8,811,943	8,506,327	8,496,480
Minnesota Breeders’ Fund	1,267,656	1,270,664	1,299,908
Host track fees	2,158,267	2,176,022	2,344,500
Pari-mutuel taxes	210,886	208,646	267,754
Salaries and benefits	22,414,363	21,246,165	20,283,216
Cost of concessions and publication sales	3,438,597	3,482,710	3,285,736
Depreciation	1,834,012	1,672,827	1,311,124
Utilities	1,382,356	1,306,389	1,168,824
Repairs, maintenance and supplies	1,300,566	1,419,666	1,437,111
License fees and property taxes	786,153	725,775	664,172
Advertising and marketing	1,843,832	2,072,434	1,900,649
Insurance	1,122,266	1,194,336	1,106,900
Other operating expenses	4,089,266	4,191,707	4,094,163
Total Operating Expenses	50,660,163	49,473,668	47,660,537

OTHER (EXPENSE) INCOME:
Interest expense (Note 7)	(1,521)	(11,419)	(16,406)
Interest income	280,729	130,792	49,885
Net Other Income	279,208	119,373	33,479

INCOME BEFORE INCOME TAX EXPENSE	5,458,742	5,565,322	6,800,724

Income tax expense (Note 3)	(2,333,699)	(2,511,843)	(2,938,416)

NET INCOME	$3,125,043	$3,053,479	$3,862,308

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,000,505	3,903,844	3,775,990

BASIC NET INCOME PER COMMON SHARE (Note 6)	$.78	$.78	$1.02

DILUTED NET INCOME PER COMMON SHARE (Note 6)	$.74	$.73	$.92

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Total

Balance at December 31, 2003	3,714,369	$37,144	$11,510,650	$5,278,303	$16,826,097

Cash dividend paid				(947,129)	(947,129)
Exercise of stock options	77,850	779	293,834		294,613
Common stock repurchase	(752)	(8)	(14,356)		(14,364)
Tax benefit of stock option exercises			349,800		349,800
Shares issued under Employee Stock Purchase Plan	29,202	292	372,033		372,325
Shares issued under Employee Stock Ownership Plan	15,000	150	251,850		252,000
Net income				3,862,308	3,862,308

Balance at December 31, 2004	3,835,669	$38,357	$12,763,811	$8,193,482	$20,995,650

Cash dividend paid				(973,717)	(973,717)
Exercise of stock options	78,900	789	394,337		395,126
Tax benefit of stock option exercises			310,301		310,301
Shares issued under Employee Stock Purchase Plan	31,174	312	377,517		377,829
Shares issued under Employee Stock Ownership Plan	14,142	141	199,282		199,423
Net income				3,053,479	3,053,479

Balance at December 31, 2005	3,959,885	$39,599	$14,045,248	$10,273,244	$24,358,091

Cash dividend paid				(1,010,796)	(1,010,796)
Exercise of stock options and issuance of restricted stock and stock options	126,400	1,264	680,808		682,072
Tax benefit of stock option exercises			177,199		177,199
Common stock repurchase	(53,050)	(530)	(211,670)	(482,755)	(694,955)
Shares issued under Employee Stock Purchase Plan	7,501	75	90,237		90,312
Shares issued under Employee Stock Ownership Plan	10,046	100	132,506		132,606
Net income				3,125,043	3,125,043

Balance at December 31, 2006	4,050,782	$40,508	$14,914,328	$11,904,736	$26,859,572

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Operating Activities:
Net income	$3,125,043	$3,053,479	$3,862,308
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,834,012	1,672,827	1,311,124
Stock–based compensation expense	239,428
Excess tax benefit from exercise of stock options	(106,147)	310,301	349,800
Gain on sale of land, buildings & equipment	(74,480)	(35,323)
Contribution of common stock to ESOP	132,606	199,423	252,000
Increase (decrease) in deferred income taxes	13,199	(223,300)	224,000
Decrease (increase) in accounts receivable	137,711	53,755	(380,636)
Decrease (increase) in restricted cash	73,925	(242,383)	(459,861)
Decrease (increase) in other current assets	28,549	63,088	(1,277)
Increase (decrease) in income taxes payable	39,810	48,622	(78,013)
Increase (decrease) in accounts payable and accrued wages & payroll taxes	498,704	(615,287)	659,922
(Decrease) increase in card club accruals	(48,970)	385,587	441,920
Increase (decrease) in accrued interest		7,074	(1,929)
Increase in accrued property taxes	53,974	121,238	58,212
(Decrease) increase in payable to horsepersons	(19,487)	(48,355)	70,278
Increase (decrease) in due to MHBPA	45,428	(36,293)	27,952
Net cash provided by operations	5,973,305	4,714,453	6,335,800

Investing Activities:
Additions to land, buildings and equipment	(4,071,716)	(3,813,469)	(4,386,261)
Proceeds from sale of equipment	74,480	35,600
Increase in short-term investments	(3,231)	(75,000)
Net cash used in investing activities	(4,000,467)	(3,852,869)	(4,386,261)

Financing Activities:
Proceeds from issuance of common stock	532,956	772,955	666,938
Common stock repurchase	(694,955)		(14,364)
Cash dividend to shareholders	(1,010,796)	(973,717)	(947,129)
Excess tax benefit from exercise of stock options	106,147
Net cash used in financing activities	(1,066,648)	(200,762)	(294,555)

Net increase in cash	906,190	660,822	1,654,984

Cash at beginning of year	4,839,366	4,178,544	2,523,560

Cash at end of year	$5,745,556	$4,839,366	$4,178,544

Supplemental disclosure of non-cash investing activities:
Additions to land, buildings and equipment fundedthrough accounts payable	$87,345	$115,541	$250,462

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$2,225,000	$2,355,000	$2,425,000
Net cash payments for interest	0	0	9,000

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Canterbury Park Holding Corporation (the Company) was incorporated on March 24, 1994. On March 29, 1994 the Company acquired all the outstanding securities of Jacobs Realty, Inc. (JRI) from Irwin Jacobs and IMR Fund, L.P. (an investment fund for various pension plans and trusts). JRI was merged into the Company and the acquisition was accounted for under the purchase method of accounting whereby the acquired assets and liabilities have been recorded at the Company’s cost. The primary asset of JRI was Canterbury Downs Racetrack and the 325 acres of surrounding land.

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

Revenue Recognition – Our revenues are derived primarily from the operations of a Card Club, pari-mutuel wagering on simulcast and live horse races, concession sales and related activities. Collection revenue from Card Club operations and pari-mutuel commission and fee revenues are recognized at the time that the wagering process is complete. Revenues related to wagering activities including concession and publication sales, and parking and admission fees are recognized as revenue when the service has been performed or the product has been delivered.

Estimates – The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Reclassifications – Certain prior year numbers have been reclassified to be consistent with current period presentation. These reclassifications had no effect on net earnings or stockholders’ equity.

The Company has reclassified promotional allowances from advertising and marketing expense to net revenues as of December 31, 2006. Prior periods were reclassified to be consistent with current period presentation.

In the third quarter of fiscal 2006, the Company has changed its accounting treatment for presentation of cash flows related to restricted cash. The Company is now presenting all cash flows related to restricted cash within the operating activities section of the Statements of Cash Flows rather than the investing activities section. The Company believes this is a more proper presentation as it more appropriately reflects the nature of the restricted cash activities. The Company after considering the nature of this change in classification and having given appropriate weight to the guidance provided by Staff Accounting Bulletin No. 99, believed it is sufficient to incorporate this change in this current and future filings, at which time we will reclassify prior periods presented, and not treat this change in classification as an error requiring restatement.

The following table presents the affect of the change in accounting treatment for all fiscal years and interim periods where the cash flows from restricted cash were previously presented within the investing activities section of the Statements of Cash Flows:

		As Revised		Previously Reported
	Decrease		Net Cash		Net Cash
	(increase) in	Net Cash	Used in	Net Cash	Used in
	Restricted	Provided by	Investing	Provided by	Investing
	Cash	Operations	Activities	Operations	Activities

Fiscal Year Ended 12/31/2004	$(459,861)	$6,335,800	$(4,386,261)	$6,795,661	$(4,846,122)

Period Ended 3/31/2005	42,921	2,278,941	(956,980)	2,236,020	(914,059)

Period Ended 6/30/2005	(2,428,494)	3,271,005	(2,487,839)	5,699,499	(4,916,333)

Period Ended 9/30/2005	375,998	3,282,258	(3,077,098)	2,906,260	(2,701,100)

Fiscal Year Ended 12/31/2005	(242,383)	4,714,453	(3,852,869)	4,956,836	(4,020,252)

Period Ended 3/31/2006	(208,779)	1,604,836	(861,656)	1,813,615	(1,070,435)

Period Ended 6/30/2006	$(2,813,396)	$3,766,778	$(2,313,987)	$6,580,174	$(5,127,383)

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

Promotional Allowances – The Company offers certain promotional allowances at no charge to patrons who participate in our player rewards program. The retail value of these promotional items is shown as a deduction from total revenues on the Company’s consolidated statements of operations.

Pari-mutuel Taxes – The first $12 million of pari-mutuel revenue is exempt from the 6% pari-mutuel tax. Pari-mutuel taxes are estimated for each 12-month period from July 1 through June 30, and an estimated annual effective tax rate is applied to all pari-mutuel commission revenues.

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) – The Minnesota Pari-Mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from card club operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MHBPA, the Company has transferred into a trust account or paid directly to the MHBPA, approximately $7,825,000, $7,575,000 and $7,601,000 for the years ended December 31, 2006, 2005 and 2004, respectively, related to thoroughbred races. Amounts due to the MHBPA are guaranteed by the Chairman of the Board. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company. The interest rates on any purses accrued but not transferred into the trust were 8.25%, 7.25% and 5.25% at December 31, 2006, 2005 and 2004, respectively.

Impairment of Long-Lived Assets – Management of the Company periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected future net cash flows. Should the sum of the related expected future net cash flows be less than the carrying value, management will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. To date, management has determined that no impairment of these assets exists.

Depreciation – Buildings and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, generally 5 to 39 years.

Card Club Accruals – Minnesota law allows the Company to collect amounts from patrons to fund progressive jackpot pools in the Card Club. These amounts, along with amounts earned by the player pool, promotional pools and the outstanding chip liability, are accrued as short-term liabilities at each balance sheet date.

Borrowings - The weighted average interest rates on short-term borrowings at December 31, 2006, 2005 and 2004 were 8.25%, 7.25% and 5.25%, respectively. The weighted average rates for short-term borrowings for the years ended December 31, 2006, 2005 and 2004 were 7.93%, 5.90% and 4.23%, respectively.

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to reverse.

Net Income Per Share – Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and shares of unvested restricted stock.

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

Stock Based Employee Compensation – In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS No.123, Share Based Payment (SFAS No. 123R). This Statement supercedes APB Opinion No. 25, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123R requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value. In April 2005 the effective date of SFAS No. 123R was deferred to the fiscal year beginning after June 15, 2005. Consequently, the Company adopted SFAS No. 123R as of January 1, 2006. As of the effective date, this Statement applies to all new awards issued as well as awards modified, repurchased, or cancelled. Additionally, for stock-based awards issued prior to the effective date, compensation cost attributable to future services will be recognized as the remaining service is rendered. The Company elected to apply the modified prospective method of adoption of SFAS No.123R.

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

The fair value of options granted under the 1994 Stock Plan during 2006, 2005 and 2004 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2006	2005	2004
Dividend yield	1.74%	1.49%	None
Expected volatility	25%	43%	46%
Risk-free interest rate	4.50%	4.14%	3.28%
Expected term of options in years	8.6	5.8	5.9
Fair value of options on grant date	$135,300	$698,000	$840,000

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation to periods prior to January 1, 2006.

	Year Ended December 31
	2005	2004
Net Income:	$3,053,479	$3,862,308
As reported Deduct: Pro forma stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(416,340)	(448,065)
Pro forma net income	$2,637,139	$3,414,243

Basic Earnings Per Share:
As reported	$.78	$1.02
Pro forma	.68	.90

Diluted Earnings Per Share:
As reported	$.73	$.92
Pro forma	.63	.82

For more information on our stock-based compensation plans, see Note 5.

New Accounting Pronouncements – In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. FIN 48 is applicable for fiscal years beginning after December 15, 2006. The Company has evaluated the impact and does not expect it to have a material impact on its consolidated financial statements.

2.               LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment consists of the following at December 31:

	2006	2005

Land	$6,673,076	$6,645,701
Buildings and building improvements	18,238,651	15,448,272
Furniture and equipment	13,074,400	12,028,619
	37,986,127	34,122,592
Accumulated depreciation	(13,082,181)	(11,428,154)
	$24,903,946	$22,694,438

3.               INCOME TAXES

A reconciliation between income taxes computed at the statutory federal income tax rate and the effective tax rate is as follows:

	2006	2005	2004

Federal tax expense computed at statutory rate	$1,856,000	$1,892,000	$2,312,000
Nondeductible lobbying expense	65,700	184,000	163,000
State expense, net of federal impact	368,000	395,000	471,000
Other	43,999	40,843	(7,584)
	$2,333,699	$2,511,843	$2,938,416

Income tax expense for the years ended December 31, 2006, 2005 and 2004 consists of the following:

	2006	2005	2004
Current
Federal	$1,930,600	$2,289,559	$2,081,616
State	567,100	445,584	632,800
	2,497,700	2,735,143	2,714,416
Deferred, primarily Federal	163,999	(223,300)	224,000
	$2,333,699	$2,511,843	$2,938,416

Current and long term temporary differences and tax carryforwards at December 31 are as follows:

	2006	2005
Current
Vacation accrual	$125,700	$75,000
Player rewards program accrual	83,200	80,400
Other	26,300	48,000
Net current deferred tax asset	$235,200	$203,400

	2006	2005
Long-Term
Tax depreciation greater than book depreciation	$(483,700)	$(587,700)
Deferred gain on sale of land	(104,000)	(104,000)
Stock options	79,400
Other	47,400	98,600
Net long-term deferred tax liability	$(460,900)	$(593,100)

4.               STOCKHOLDERS’ EQUITY

Stock Options:

The Company’s 1994 Stock Plan (the “Plan”) provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and non-employees, including directors of and consultants to the Company and any subsidiary, to purchase up to a maximum of 1,450,000 shares of common stock. Options that are granted under the Plan may be either options that qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (Incentive Stock Options), or those that do not qualify as Incentive Stock Options (Non-Qualified Stock Options). The Plan is administered by the Board of Directors, or a committee designated by the Board, which determines the persons who are to receive awards under the Plan, the type of award to be granted, the number of shares subject to each award and, if an option, the exercise price of each option. The Plan also provides for formula grants of Non-Qualified Stock Options to non-employee directors of the Company.

The Plan provides that payment of the exercise price may be made in the form of unrestricted shares of common stock already owned by the optionee. The Company calculates the fair market value of unrestricted shares as the average of the high and low sales prices on the date of exercise. During 2004, the Company purchased and retired 752 shares valued at $14,364.

Employee Stock Purchase Plan:

On April 3, 1995, the Board of Directors adopted an Employee Stock Purchase Plan (the “ESPP”). The ESPP is open to all employees of the Company working more than 15 hours per week. The ESPP consists of one-year phases. The phases commence on October 1 of each year and under the terms of the plan employees were allowed to set aside a portion of their payroll earnings to purchase shares of the Company’s common stock. Prior to the phase which started October 1, 2005, the purchase price was the lower of 85% of the fair market value of the shares on the commencement date of each phase or 85% of the fair market value on the termination date of each phase. Effective with the phase beginning October 1, 2005 the purchase price is 95% of the fair market value of the shares on the termination date of the phase. The plan provides for the sale of up to 350,000 shares. The plan issued 7,501, 31,174 and 29,202 shares in 2006, 2005 and 2004, respectively. The ESPP has issued a total of 223,500 shares since the inception of the ESPP.

401(k) Plan:

On June 1, 1998 the Company established a defined contribution savings plan for employees who had completed one year of service, as defined in the Plan document. The defined contribution savings plan allows for employee compensation deferral contributions under Section 401(k) of the Internal Revenue Code and discretionary contributions by the Company. Employer contributions charged to operations in 2006, 2005 and 2004 were approximately $376,000, $128,000 and $113,000, respectively.

Employee Stock Ownership Plan:

In December 2004, the Company’s Board of Directors approved an Employee Stock Ownership Plan (the “ESOP”) effective for calendar years beginning January 1, 2004. All eligible employees of the Company participate in the ESOP after completing one full calendar year of service. Contributions to the ESOP are determined by the Board of Directors and can be made in cash or shares of the Company’s common stock. Annual contributions are allocated to each participant based on compensation and vest in accordance with a seven year graded vesting schedule. Compensation expense for the ESOP is determined based on the average fair value of shares on the date the Company commits to the contribution to the ESOP. For the purposes of earnings per share, ESOP shares are included in weighted-average common shares outstanding at year-end as the shares are committed to be contributed on that date. On December 15, 2006, the Company committed to contribute 10,000 shares of the Company’s common stock valued at $132,000. The shares were issued in February 2007 and will be allocated to the accounts of eligible employees based upon their 2006 compensation during the first quarter of 2007. During 2006, the Company contributed an additional 46 shares valued at $606 for calendar year 2005. For calendar year 2005 the Company contributed 14,000 shares of the Company’s common stock valued at $197,400. During 2005, the Company contributed an additional 142 shares valued at $2,023 for calendar year 2004.

Stock Repurchase Plan:

On November 2, 2006 the Company announced that its Board of Directors had authorized a program to repurchase up to 100,000 shares of the Company’s common stock. On December 6, 2006 the Company repurchased 53,050 shares of common stock at a price of $13.10 per share for a total of $694,955.

5.               STOCK-BASED COMPENSATION

The Plan, an equity based compensation plan, provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and non-employees, including directors of and consultants to the Company and any subsidiary, for up to a maximum of 1,450,000 shares of common stock. During the first quarter of 2006 the Company issued non-qualified options to the members of the Board of Directors, granted incentive stock options to two executive officers and issued shares of common stock that were restricted in regard to ownership and disposition rights (herein referred to as “restricted stock”) to key management level employees.

Stock option activity related to the Plan during the years ended December 31, 2006, 2005 and 2004 is summarized below:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	721,950	$9.35	708,850	$7.90	692,200	$5.42

Granted	30,000	14.43	92,000	16.81	94,500	16.67
Exercised	(85,400)	5.18	(78,900)	5.01	(77,850)	3.78

Outstanding at end of year	666,550	$10.12	721,950	$9.35	708,850	$7.90

Options exercisable at end of year	651,550	$10.01	696,283	$9.08	631,850	$6.88

The grant-date fair value of options outstanding and exercisable at December 31, 2006 is $3,317,000 and $3,243,000, respectively. The weighted average remaining contractual term of these options is 3.0 and 2.9 years, respectively. The Company estimates no forfeitures related to these options.

The weighted-average grant-date fair value of options granted during the years 2006, 2005 and 2004 was $135,300, $738,740, and $714,060, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004, was $204,000, $312,000, and $207,000, respectively.

The following table summarizes information concerning all options outstanding and options exercisable as of December 31, 2006:

Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$1.75 – 2.50	73,500	0.5	$2.28	73,500	$2.28
2.50 – 5.00	83,050	2.0	4.04	83,050	4.04
5.00 – 7.50	190,000	3.4	6.25	190,000	6.25
7.50 – 17.25	320,000	3.6	15.79	305,000	15.85
Total	666,550	3.0	$10.12	651,550	$10.01

2006 Grants

Each member of the Board of Directors receives an annual recurring grant of 3,000 non-qualified stock options. On February 1, 2006 15,000 options were granted to the five board members with an exercise price equal to the market price on the date of grant of $14.30. The stock options vest over a six- month period and expire in ten years. The Company also granted 15,000 incentive stock options to two executive officers of the Company on February 9, 2006. The exercise price of these incentive stock options was the market value on the date of grant of $14.55. The stock options vest ratably over a four-year period and expire in ten years. Shares of restricted stock were granted to key management -level employees on February 9, 2006. The Company granted 41,000 shares of restricted stock that vest 100% after four years. Employees who terminate employment prior to the vesting date forfeit their right to the shares.

The compensation cost associated with the Board of Director options is $61,200 to be recognized as expense over the six-month vesting period. The compensation cost associated with the employee stock option grant is $74,100 to be recognized ratably over the four-year vesting period. The Company also recognized $7,807 related to a grant of employee stock options in 2004 which vested in February of 2006. In accordance with the modified prospective method, the compensation cost related to the option awards included in salaries and benefits expense for 2006 was $104,386. As of December 31, 2006, there was $38,722 of total unrecognized compensation cost related to stock options which is expected to be recognized over 3.1 years. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $177,000, $310,000 and $350,000 for 2006, 2005 and 2004, respectively.

A summary of the status of the Company’s restricted stock as of December 31, 2006, and changes during the year then ended are presented below:

Restricted Stock	Shares	Weighted Average Grant-Date Fair Value

Unvested at beginning of year	0	$0.00

Granted	41,000	14.55
Vested	0	0.00
Forfeited	0	0.00
Unvested at end of year	41,000	$14.55

The compensation cost associated with the restricted stock grant was calculated as the market price on the date of grant of $14.55 for the 41,000 shares (reduced by estimated forfeitures) of $589,275. In accordance with the modified prospective method, the compensation cost related to these awards included in salaries and benefits expense for 2006 was $135,042. As of December 31, 2006, there was $454,232 of total unrecognized compensation cost related to restricted stock compensation arrangements granted under the Plan which is expected to be recognized over a period of 3.1 years.

6.               EARNINGS PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations:

	2006	2005	2004

Net income (numerator) amounts used for basic and diluted per share computations:	$3,125,043	$3,053,479	$3,862,308

Weighted average shares (denominator) of common stock outstanding:
Basic	4,000,505	3,903,844	3,775,990
Plus dilutive effect of stock options	230,743	287,422	408,243
Diluted	4,231,248	4,191,266	4,184,233

Net income per common share:
Basic	$.78	$.78	$1.02
Diluted	.74	.73	.92

Options to purchase 290,500 shares of common stock at an average of $16.15 per share were outstanding at December 31, 2006 but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. The options expire in an average of 3.5 years.

7.               LINES OF CREDIT

The Company has a general credit and security agreement with Bremer Bank, N.A. Borrowings under the credit agreement include a commercial revolving credit line, which provides for maximum advances of $2,250,000 with interest at the prime rate until April 30, 2007. The Company had no borrowings under the credit line during the year 2006. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements as of December 31, 2006. Management believes that funds available under this line of credit, along with funds generated from card club and simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2007.

8.               OPERATING LEASES AND COMMITMENTS

In January 2004 the Company entered into a five-year totalizator services agreement with Scientific Games Inc. (formerly Autotote Systems, Inc.). Pursuant to the agreement, Scientific Games provides totalizator equipment and computer programs which record and process all wagers and calculate the odds and payoffs. Amounts charged to operations under this agreement for the years ended December 31, 2006, 2005 and 2004 were approximately $342,000, $348,000 and $370,000, respectively. During annual live race meets, Autotote provides uplink services, which enables the Company to simulcast horse races held at Canterbury Park to out-of-state racetracks. These services resulted in amounts charged to operations in 2006, 2005 and 2004 of approximately $138,000, $137,500 and $135,500, respectively.

The Company has entered into operating leases for rental of office equipment and equipment to print certain publications. Amounts charged to operations under these agreements for the years ended December 31, 2006, 2005 and 2004 were approximately $96,000, $162,000 and $170,000, respectively. All such leases expire on or before April 30, 2010. Future lease payment obligations under these leases are provided in the contractual obligations table below.

CONTRACTUAL OBLIGATIONS TABLE

The following table reflects our contractual obligations as of December 31, 2006:

	Payments Due by Period
Contractual Obligation (1)	TOTAL	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Operating Lease Obligations (2)	$218,300	$90,500	$115,800	$12,000	$0

(1)          Totalizator lease obligations as discussed above are excluded from the table as the expense is entirely dependent upon wagering levels.

(2)          Includes operating lease obligations for general office and printing equipment rental.

Since December 31, 2006, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above. As of December 31, 2006, we had no borrowings pursuant to our line of credit and were not party to capital lease obligations, significant purchase obligations or other long-term obligations.

9.               CONTINGENCIES

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

The Company is periodically involved in various legal actions arising in the normal course of business. At December 31, 2006, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

The Company guarantees payment of statutory distributions under a $500,000 bond issued to the Minnesota Racing Commission.

10.         RELATED-PARTY TRANSACTIONS

The Company paid a total of $50,100 in 2006, $50,100 in 2005 and $50,052 in 2004 to the Chair and Vice Chair of the Company in consideration for the services they provided pursuant to consulting agreements. In addition, another non-employee Board member received $0 in 2006, $25,500 in 2005 and $32,000 in 2004 for services related to building support for proposed legislation to provide additional gaming authority to the Company.

11.         OPERATING SEGMENTS

The Company has three reportable operating segments: horse racing, card club, and concessions. The horse racing segment includes simulcast and live horse racing operations, the card club segment includes operations of the Canterbury Card Club, and the concessions segment provides concessions during simulcast and live racing, in the card club and during special events. The Company’s reportable operating segments are strategic business units that offer different products and services. They are managed separately because the segments differ in the nature of the products and services provided, as well as processes to produce those products and services. The horse racing and card club segments are regulated by the State of Minnesota Racing Commission.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies

Depreciation, interest expense and income taxes are allocated to the segments but no allocation is made to concessions for shared facilities. The concessions segment paid approximately 25% of gross revenues on live racing and special event days to the horse racing segment for use of the facilities in 2006, 2005 and 2004.

The following tables provide information about the Company’s operating segments (in 000’s):

	Twelve Months Ended December 31, 2006
	Horse Racing	Card Club	Concessions	Total

Net revenues from external customers	$19,556	$30,168	$6,116	$55,840

Intersegment revenues	373		2,231	2,604

Net interest income (expense)	279			279

Depreciation	1,124	584	126	1,834

Segment income before income taxes	(621)	6,032	1,397	6,808

Segment Assets	$29,867	$3,676	$6,258	$39,801

	Twelve Months Ended December 31, 2005
	Horse Racing	Card Club	Concessions	Total

Net revenues from external customers	$19,459	$29,614	$5,847	$54,920

Intersegment revenues	338		1,995	2,333

Net interest income (expense)	119			119

Depreciation	1,001	556	116	1,673

Segment income before income taxes	2	5,560	1,256	6,818

Segment Assets	$27,191	$3,493	$4,821	$35,505

	Twelve Months Ended December 31, 2004
	Horse Racing	Card Club	Concessions	Total

Net revenues from external customers	$20,473	$28,433	$5,522	$54,428

Intersegment revenues	357		1,872	2,229

Net interest income (expense)	33			33

Depreciation	688	527	96	1,311

Segment income before income taxes	706	6,047	1,142	7,895

Segment Assets	$23,962	$3,688	$3,599	$31,249

Included in horse racing segment revenues for the years ended December 31, 2006, 2005 and 2004 is approximately $271,000, $274,000 and $288,000, respectively, for rental of the racing facility for special events and storage.

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	2006	2005	2004
Revenues
Net revenues for reportable segments	$58,444	$57,253	$56,657
Elimination of intersegment revenues	(2,604)	(2,333)	(2,229)
Total consolidated net revenues	$55,840	$54,920	$54,428
Income before income taxes
Total segment income before income taxes	$6,808	$6,818	$7,895
Elimination of intersegment income before income taxes	(1,349)	(1,253)	(1,094)
Total consolidated income before income taxes	$5,459	$5,565	$6,801

	December 31, 2006	December 31, 2005	December 31, 2004
Assets
Total asset for reportable segments	$39,801	$35,505	$31,249
Elimination of intercompany receivables	(5,450)	(4,065)	(3,026)
Total consolidated assets	$34,351	$31,440	$28,223

12.         SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

	2006 Quarter Ended:
	March 31	June 30	September 30	December 31

Net revenues	$12,096,377	$14,845,784	$16,313,694	$12,583,842

Operating expenses	10,110,314	14,308,164	15,492,843	10,748,842

Net income	1,162,647	345,358	524,433	1,092,605

Basic earnings per share	.29	.08	.13	.27

Diluted earnings per share	.26	.08	.12	.26

	2005 Quarter Ended:
	March 31	June 30	September 30	December 31
Net revenues	$11,659,406	$14,825,622	$16,390,505	$12,044,084

Operating expenses	9,732,226	13,919,005	15,236,476	10,585,961

Net income	1,080,428	454,149	688,372	830,530

Basic earnings per share	.28	.12	.18	.21

Diluted earnings per share	.26	.11	.16	.20

The Company has reclassified promotional allowances from operating expenses to net revenues as of December 31, 2006. Prior periods were reclassified to be consistent with current period presentation.

Item 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A(T).           CONTROLS AND PROCEDURES

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

(b)                                 Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended December 31, 2006, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

Not Applicable.

PART III

Item 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Incorporated by Reference.

Information required under Item 402 of Regulation S-K to the extent applicable with respect to the directors will be set forth in a section captioned “Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2007 (the “2007 Proxy Statement”), a definitive copy of which will be filed with the Commission within 120 days of the close of the 2006 fiscal year, which information is incorporated herein by reference. Information required under Item 402 of Regulation S-K regarding executive officers is presented under Item 1(c)(x) herein. Information required under Item 405 regarding Exchange Act Section 16a compliance to the extent required will be set forth in a section titled “Section 16a Beneficial Ownership Reporting Compliance” in the 2007 Proxy statement.

Code of Ethics

The Company has adopted a code of ethics applicable to all employees of and consultants to the Company. A copy of the Code of Conduct can be obtained free of charge upon written request directed to the Company’s Secretary at the executive offices of the Company.

Item 11.                EXECUTIVE COMPENSATION

Information required under Item 402 of Regulation S-K will be set forth in a section entitled “Executive Compensation and Other Information” in the Company’s 2007 Proxy Statement which information is incorporated herein by reference.

Item 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under Item 403 of Regulation S-K will be set forth in a section entitled “Security Ownership of Certain Beneficial Owners” and “Election of Directors” in the Company’s 2007 Proxy Statement which information is incorporated herein by reference.

Item 13.                CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information, if any, required by Item 404 of Regulation S-K will be set forth in a section entitled “Certain Transactions” in the Company’s 2007 Proxy Statement which information is incorporated herein by reference.

Item 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of this Form 10-K and Item 9(e) of Schedule 14A will be set forth in a section entitled “The Company’s Auditors” in the Company’s 2007 Proxy statement which information is incorporated herein by reference.

PART IV

Item 15.                EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	The following Consolidated Financial Statements of Canterbury Park Holding Corporation and subsidiaries are included in Part II, Item 8 pages 35 - 51:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements Of Operations for the years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004

Notes to Consolidated Financial statements

(b).	The exhibits listed on the “Exhibits Index” on pages 56 & 57 are filed with this Form 10-K or incorporated by reference in this report.

(c).	No financial statement schedules are required by Item 8 and Item 15(c) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2007		CANTERBURY PARK HOLDING CORPORATION

	By	/s/ Randall D. Sampson
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

Signature	Title	Date

/s/ Curtis A. Sampson	Director; Chairman of the Board	March 30, 2007
Curtis A. Sampson

/s/ Dale H. Schenian	Director; Vice Chairman	March 30, 2007
Dale H. Schenian

/s/ Randall D. Sampson	Chief Executive Officer, President,	March 30, 2007
Randall D. Sampson	General Manager, Treasurer and
Director

/s/ David C. Hansen	Chief Financial Officer*	March 30, 2007
David C. Hansen

/s/ Patrick R. Cruzen	Director	March 30, 2007
Patrick R. Cruzen

/s/ Carin J. Offerman	Director	March 30, 2007
Carin J. Offerman

/s/ Burton F. Dahlberg	Director	March 30, 2007
Burton F. Dahlberg

* Principal Accounting Officer

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

Exhibit Index To
Form 10-K for the Year Ended December 31, 2006

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

Filed as Exhibit 10.10 to the Form 10-KSB for the fiscal year ended December 31, 1998.

10.11	Stock Purchase Savings Plan	Filed as Exhibit 10.11 to Form10-KSB for the fiscal year ended December 31, 1997 and incorporated herein by reference.

10.13	Stock Option Plan for Non-Employee Consultants and Advisors	Filed as Exhibit 4.3 to the Registration Statement on Form S-8 of the Company filed on August 28, 1997 (File No. 333-34509) and incorporated herein by reference.

21	Subsidiaries of the Registrant	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm	Filed herewith.

24	Power of Attorney	Included in signature page at page 55.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 0f 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

The exhibits referred to in this Exhibit will be supplied to a shareholder at a charge of $.25 per page upon written request directed to Canterbury Park Holding Corporation at the executive offices of the Company.