Form 10-Q
period 2007-03-31
CANTERBURY PARK HOLDING CORP
filed 2007-05-14
CIK 926761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number:  001-31569

CANTERBURY PARK HOLDING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1775532
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1100 Canterbury Road

Shakopee, MN  55379

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

YES  ☐          NO  ☒

The Company had 4,110,782 shares of common stock, $.01 par value, outstanding as of May 11, 2007.

Canterbury Park Holding Corporation

PART 1 - FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 (UNAUDITED) AND DECEMBER 31, 2006

	March 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash	$6,219,629	$5,745,556
Restricted cash	2,022,205	1,915,057
Short-term investments	104,827	78,231
Accounts receivable, net of allowance of $38,600 and $38,600	591,529	559,146
Inventory	149,069	159,918
Prepaid expenses	620,482	733,979
Deferred income taxes	311,500	235,200
Total current assets	10,019,241	9,427,087

LONG-TERM ASSETS
Deposits	20,000	20,000
Land, buildings and equipment, net of accumulated depreciation of $13,179,587 and $13,082,181, respectively	24,943,907	24,903,946
	$34,983,148	$34,351,033

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,190,243	$2,032,953
Card club accruals	1,885,406	2,073,363
Accrued wages and payroll taxes	1,136,004	1,866,633
Accrued interest payable	10,639	7,303
Due to MHBPA	122,438	140,281
Accrued property taxes	584,039	457,331
Income taxes payable	113,964	105,918
Payable to horsepersons	479,912	346,779
Total current liabilities	6,522,645	7,030,561

DEFERRED INCOME TAXES	416,000	460,900

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,106,282 and 4,050,782, respectively, shares issued and outstanding	41,063	40,508
Additional paid-in capital	15,206,327	14,914,328
Accumulated earnings	12,797,113	11,904,736
Total stockholders’ equity	28,044,503	26,859,572
	$34,983,148	$34,351,033

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
PERIODS ENDED MARCH 31, 2007 AND 2006 (Unaudited)

	Three Months Ended March 31,
	2007	2006
OPERATING REVENUES:
Pari-mutuel	$2,713,880	$3,012,798
Card Club	7,494,996	7,771,467
Concessions	884,769	877,180
Admissions and parking	29,696	31,339
Publications	96,829	99,103
Other	299,099	362,880
Total Revenues	11,519,269	12,154,767
Less: Promotional Allowances	(50,680)	(58,390)
Net Revenues	11,468,589	12,096,377

OPERATING EXPENSES:
Purse expense	1,365,290	1,342,546
Minnesota Breeders’ Fund	257,398	276,843
Host track fees	458,402	497,787
Pari-mutuel taxes	26,561	44,804
Salaries and benefits	5,020,709	5,005,753
Cost of concessions and publication sales	593,425	591,446
Depreciation	507,690	430,825
Utilities	331,446	307,347
Repairs, maintenance and supplies	201,986	242,544
License fees and property taxes	198,263	184,805
Advertising and marketing	105,664	166,702
Insurance	235,582	229,794
Other	715,172	789,118
	10,017,588	10,110,314
NONOPERATING (EXPENSES) REVENUES:
Interest expense	(5,168)	(2,296)
Other, net	77,628	55,380
	72,460	53,084

INCOME BEFORE INCOME TAX EXPENSE	1,523,461	2,039,147

INCOME TAX EXPENSE (Note 1)	(631,084)	(876,500)

NET INCOME	$892,377	$1,162,647

BASIC NET INCOME PER COMMON SHARE (Note 1)	$.22	$.29

DILUTED NET INCOME PER COMMON SHARE (Note 1)	$.21	$.26

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED MARCH 31, 2007 AND 2006 (Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating Activities:
Net Income	$892,377	$1,162,647
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	507,690	430,825
Stock-based compensation expense	63,691	43,483
Excess tax benefit from exercise of stock options	(28,782)	(18,907)
Loss (gain) on sale of property and equipment	4,953	(30,760)
Decrease in deferred income taxes	(81,962)	(128,400)
Increase in restricted cash	(107,148)	(208,779)
(Increase) decrease in accounts receivable	(32,383)	2,552
Decrease in other current assets	124,346	130,955
Increase in income taxes payable	8,046	324,245
Decrease in accounts payable and accrued wages and payroll taxes	(521,809)	(294,374)
Decrease in card club accruals	(187,957)	(91,909)
Increase in accrued interest	3,336	2,462
Increase in accrued property taxes	126,708	113,250
Increase in payable to horsepersons	133,133	131,461
(Decrease) increase in due to MHBPA	(17,843)	36,085
Net cash provided by operations	886,396	1,604,836

Investing Activities:
Additions to buildings and equipment	(608,609)	(791,969)
Proceeds from sale of equipment	4,475	30,760
Increase in short-term investments	(26,596)	(100,447)
Net cash used in investing activities	(630,730)	(861,656)

Financing Activities
Proceeds from issuance of common stock	189,625	33,223
Excess tax benefit from exercise of stock options	28,782	18,907
Net cash provided by financing activities	218,407	52,130

Net increase in cash	474,073	795,310

Cash at beginning of period	5,745,556	4,914,366

Cash at end of period	$6,219,629	$5,709,676

Supplemental disclosure of noncash investing activities:
Additions to buildings and equipment funded through accounts payable	$35,815	$249,195

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$705,000	$625,000

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 2007 AND 2006

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies is included in the notes to consolidated financial statements in the 2006 Annual Report on form 10-K.

Unaudited Financial Statements - The consolidated balance sheet as of March 31, 2007 the consolidated statements of operations for the three months ended March 31, 2007 and 2006, the consolidated statements of cash flows for the three months ended March 31, 2007 and 2006, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.

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

Reclassifications — Certain prior year numbers have been reclassified to be consistent with current period presentation. These reclassifications had no effect on net earnings or stockholders’ equity

The Company has reclassified promotional allowances from advertising and marketing expense to net revenues as of December 31, 2006. Prior periods were reclassified to be consistent with current period presentation.

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

The following table presents the affect of the change in accounting treatment for all interim periods presented where the cash flows from restricted cash were previously presented within the investing activities section of the Statements of Cash Flows:

		As Revised		Previously Reported
	Decrease		Net Cash		Net Cash
	(Increase) in	Net Cash	Used in	Net Cash	Used in
	Restricted	Provided by	Investing	Provided by	Investing
	Cash	Operations	Activities	Operations	Activities

Period Ended March 31, 2006	$(208,779)	$1,604,836	$(861,656)	$1,813,615	$(1,070,435)

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

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. FIN 48 is applicable for fiscal years beginning after December 15, 2006. Adoption on January 1, 2007 did not have a material effect on the Company’s consolidated financial statements.

The Company and its consolidated subsidiaries file income tax returns in the United States (“U.S.”) federal jurisdiction. The Company is no longer subject to U.S. federal examinations by tax authorities for years prior to 2004. The Internal Revenue Service (IRS) has audited us through 2003. The Company is no longer subject to examinations by State of Minnesota tax authorities for years prior to 2003. The Minnesota Department of Revenue has audited us through 2002.

Net Income Per Share - Basic net income per common share is based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding for the three month periods ended March 31, 2007 and March 31, 2006 were 4,052,421 and 3,951,922; respectively. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s potential common shares outstanding are stock options and shares of unvested (“restricted”) stock. After considering the dilutive effect of stock options and restricted stock outstanding, the weighted average shares used to calculate diluted earnings per share for the three month periods ended March 31, 2007 and March 31, 2006 were 4,210,633 and 4,415,566, respectively.

Fair values of Financial Instruments - Due to the current classification of all financial instruments of the Company, given the short-term nature of the related account balances, carrying amounts reported in the consolidated balance sheets approximates fair value.

Employee Termination Benefits — Management of the Company is continually re-evaluating the Company’s operating costs against its long-term strategic goals.

During the first quarter of 2007, the Company created a voluntary retirement incentive program, which provided eligible employees the opportunity to voluntarily resign their employment in exchange for severance pay and other specified benefits. Eligible employees could elect to participate in this voluntary program during the period from January 11, 2007 through February 25, 2007. In accordance with SFAS 88, Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company has recognized a liability and a charge to income of approximately $182,000 associated with this special termination benefit.

In addition, the Company incurred $64,000 in severance costs related to the involuntary termination of salaried and hourly personnel during the first quarter of 2007.

New Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact the adoption of SFAS No. 157 will have on its consolidated results of operations and financial condition.

In March 2007, the FASB ratified the Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonveseted equity-classified employee share-based awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company is evaluating the impact the adoption of EITF 06-11 will have on its consolidated results of operations and financial condition.

2.               STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted FASB Statement No.123(R), Share Based Payment (“SFAS 123R”), applying the modified prospective transition method. Prior to adopting SFAS 123R, we accounted for share-based compensation in accordance with Accounting Principles Board Opinion No.25, Accounting for Stock Issued to Employees. We recognized $63,691 and $43,483 in stock-based compensation expense in salaries and benefits expense line item on the consolidated statements of operations during the three-months ended March 31, 2007 and 2006, respectively.

Our annual grant of stock-based compensation generally takes place during the first quarter of each fiscal year. Each non-employee member of the Board of Directors receives an annual recurring grant of 3,000 non-qualified stock options on the first business day in February. On February 1, 2007 15,000 options were granted to the five non-employee board members with an exercise price equal to the market price on the date of grant of $13.76. The stock options vest over a six-month period and expire in ten years. The compensation cost associated with this grant of Board of Director options is $58,400 to be recognized as expense over the six-month vesting period. On February 1, 2006, 15,000 options were granted to the five non-employee board members with an exercise price equal to the market price on the date of grant of $14.30. In addition, on February 9, 2006 we granted 15,000 incentive stock options to two executive officers of the Company and 41,000 shares of restricted stock to key management-level employees. The exercise price of these incentive stock options and the value of the restricted shares was the market value on the date of grant of $14.55. Grants of stock options and restricted stock to employees did not occur in 2007.

The number of shares granted and the weighted average fair value per share during the periods presented were:

	Three Months Ended
	March 31, 2007		March 31, 2006
		Weighted		Weighted
		Average		Average
		Fair Value		Fair Value
	Grant	Per Share	Grant	Per Share

Stock options	15,000	$3.89	30,000	$4.51
Restricted stock	—		41,000	$14.55

Total shares	15,000		71,000

The fair value of stock options granted under the Plan during first three months of 2007 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2007	2006
Dividend yield	1.82%	1.74%
Weighted-average volatility	22%	25%
Risk-free interest rate	4.86%	4.50%
Expected term of stock options in years	7.2	8.6
Fair value of stock options on grant date	$58,400	$135,300

A summary of stock option activity as of March 31, 2007 and changes during the three months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Grant Date
Stock Options	Shares	Price	Term	Fair Value

Outstanding at January 1, 2007	666,550	$10.12

Granted	15,000	$13.76
Exercised	(55,500)	$3.42

Outstanding at March 31, 2007	626,050	$10.80	2.9 Years	$3,256,000

Exercisable at March 31, 2007	599,800	$10.65	2.9 Years	$3,140,000

3.               BORROWINGS UNDER CREDIT AGREEMENT

Borrowings under the Company’s credit agreement with Bremer Bank include a commercial revolving credit line, which provides for maximum advances of $2,250,000 with interest at the prime rate. The Company had no borrowings under this credit line at March 31, 2007. The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements as of March 31, 2007. Management believes that funds available under this line of credit, along with funds generated from card club and simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2007.

4.               OPERATING SEGMENTS

During the first three months of 2007 and 2006, the Company had three reportable operating segments: card club, horse racing, and concessions. The card club segment primarily represents operations of Canterbury Park’s Card Club. The horseracing segment primarily represents simulcast and live horse racing operations, and the concessions segment primarily represents concessions provided during simulcast and live racing, in the card club, and during special events. The Company’s reportable operating segments are strategic business units that offer different products and services. They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services. The horse racing and card club segments are regulated by the Minnesota Racing Commission.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the 2006 Annual Report on Form 10-K.

Depreciation, interest expense and income taxes are allocated to the segments but no allocation is made to concessions for shared facilities. However, the concessions segment pays approximately 25% of gross revenues earned on live racing and special event days to the horse racing segment for use of the facilities.

The following tables provide information about the Company’s operating segments (in 000’s):

	Three Months Ended March 31, 2007
	Horse Racing	Card Club	Concessions	Total

Net revenues from external customers	$3,081	$7,495	$893	$11,469

Intersegment revenues	83		483	566

Net interest income	72			72

Depreciation	298	179	30	507

Segment income before income taxes	341	1,307	151	1,799

Segment Assets	$30,789	$3,483	$6,247	$40,519

	Three Months Ended March 31, 2006
	Horse Racing	Card Club	Concessions	Total

Net revenues from external customers	$3,447	$7,772	$877	$12,096

Intersegment revenues	16		512	528

Net interest income	53			53

Depreciation	262	141	28	431

Segment income before income taxes	592	1,419	113	2,124

At December 31, 2006

Segment Assets	$29,867	$3,676	$6,258	$39,801

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Three Months Ended March 31,
	2007	2006
Revenues
Total net revenue for reportable segments	$12,035	$12,624
Elimination of intersegment revenues	(566)	(528)
Total consolidated net revenues	$11,469	$12,096

Income before income taxes
Total segment income before income taxes	$1,799	$2,124
Elimination of intersegment income before income taxes	(122)	(85)
Total consolidated income before income taxes	$1,677	$2,039

	March 31,	December 31,
	2007	2006
Assets
Total assets for reportable segments	$40,519	$39,801
Elimination of intercompany receivables	(5,536)	(5,450)
Total consolidated assets	$34,983	$34,351

5.     CONTINGENCIES

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

The Company is periodically involved in various legal actions arising in the normal course of business. At March 31, 2007, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Canterbury Park Holding Corporation, our operations and our present business environment.  This MD&A is provided as a supplement to — and should be read in conjunction with — our consolidated financial statements and the accompanying notes to the financial statements (the “Notes”).  This MD&A is divided into the following sections:

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

Canterbury Park’s Card Club (the “Card Club”) hosts “unbanked” card games in which players compete against each other and not against the house.  The Card Club is open twenty-four hours a day, seven days a week.  Under Minnesota law, the Company is required to pay up to 14% of the gross Card Club revenues to the Racetrack’s purse fund and the State of Minnesota Breeders’ Fund.  However, the Company has agreed with the Minnesota Horsemen’s Benevolent and Protective Association (“MHBPA”) to pay 15% of Card Club revenues into the purse fund for 2007 and 2006.

The Company also generates revenues from other activities such as admission and parking fees and from the sale of food and beverage, programs and other racing publications, and corporate sponsorships.  Additional revenues are derived from an RV park and the use of the Racetrack facilities for special events such as concerts, craft shows and snowmobile racing.

Operations Review for the Three Months Ended March 31, 2007 and March 31, 2006:

Total operating revenues decreased $627,787, or 5.2%, during three months ended March 31, 2007 compared to the three months ended March 31, 2006.  The decrease is due primarily to decreases in pari-mutuel, card club and other operating revenues.

Pari-mutuel revenue decreased $298,918, or 9.9% in the three-month period ended March 31, 2007 compared to the same period in 2006.  Total handle was approximately $12.7 million or 10.4%, lower than total handle of $14.2 million during the same quarter a year ago.  The decrease is primarily attributable to inclement weather during the first quarter of 2007 at racetracks simulcasting their signal to our Racetrack, which resulted in the cancellation of a significant number of races; and to more typical winter weather in Minnesota in the first quarter compared to mild weather in the 2006 first quarter. This decrease was also due to growing competition from Internet wagering on simulcast racing.  The Company continuously looks for ways to make Canterbury Park the most attractive alternative when our customers want to wager on horseracing.

See the “Summary of Pari-Mutuel Data” below.

	Three Months Ended March 31,
Summary of Pari-Mutuel Data:	2007	2006
Simulcast racing days	90	90
On-track simulcast handle	$12,744,000	$14,222,000
Average daily handle	$142,000	$158,000

Total Card Club revenue decreased 3.4% or $276,471 for the first three months of 2007 compared to the same period in 2006.  The primary source of Card Club revenue is a percentage of the wagers received from the players as compensation for providing the Card Club facility and services, referred to as the “collection revenue”.  Other revenue includes fees collected for the administration of tournaments, and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds.  The decrease in revenue is due to more typical winter weather in the quarter compared to mild conditions in the 2006 first quarter, as well as reduced interest in poker which is evident nationwide.  Poker collection revenue fell  $302,000 or 6.2% compared to the first quarter of 2006.  In addition, Casino Games collection revenue dropped $50,000 or 1.8% compared to the first three months of 2006.  Total Card Club revenues represented 65.3% and 64.2% of total revenues for the three-month periods ended March 31, 2007 and 2006, respectively.  See the “Summary of Card Club Data” below.

	Three Months Ended March 31,
Summary of Card Club Data:	2007	2006
Poker Games	$4,570,000	$4,872,000
Casino Games	2,675,000	2,725,000
Total Collection Revenue	7,245,000	7,597,000
Other Revenue	250,000	175,000
Total Card Club Revenue	$7,495,000	$7,772,000
Number of Days Offered	90	90
Average Revenue per Day	$83,000	$86,000

Concession revenues remained relatively unchanged for the quarter ended March 31, 2007 compared to the first quarter of 2006.  Reductions in sales volumes at stands, bars and the restaurant were more than offset by additional sales in the Card Club.

Total operating expenses in the first quarter of 2007 decreased by approximately $92,726, or .9%, compared to the three-month period ended March 31, 2006. However, total operating expenses as a percentage of revenues increased to 87.3% for the first three months of 2007, compared to 83.6% for the same period in 2006.  While variable expenses did decrease with the reductions in revenues, fixed expenses increase as a percentage of revenues as revenues decrease.

Total expense for statutory purses and the Minnesota Breeders’ Fund increased slightly to approximately $1,623,000 for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006.  The increase was due primarily to an increase of $61,061 in simulcast purse expense due to the phase-in of a renegotiation of the purse expense rate for out-of-season simulcast racing that began in 2006.  This increase was almost entirely offset by a reduction in pari-mutuel breeders’ fund expense and Card Club purse and breeders’ fund expenses due to lower Card Club collection revenues and simulcast handle in the first quarter of 2007 compared to the first quarter of 2006.  Refer to the table below.

	Purse Expense		Minnesota Breeders’ Fund Expense
	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Card Club	$1,010,831	$1,049,148	$112,315	$116,572
Simulcast Racing	354,459	293,398	145,083	160,271
Total	$1,365,290	$1,342,546	$257,398	$276,843

Salary and benefit costs increased slightly by $14,956, or .3%, compared to the first quarter of 2006. The increase is primarily due to the cost of a one-time voluntary retirement benefit offered to eligible employees of $182,000, and severance costs of $64,000 resulting from involuntary terminations of salaried and hourly personnel during the first quarter of 2007.  This increase was partially offset by the effect of the reduction in hourly labor due to declines in pari-mutuel and card club revenues.  Depreciation increased $77,000, or 17.7% compared to the same period in 2006 due to improvements to the backside facilities during 2006.  Decreases in advertising and marketing expense of $61,000, or 36.6%, repairs maintenance and supplies expense of $41,000, or 16.7%, and other operating expenses of $73,000, or 9.4% in the quarter compared to the same period in 2006, are generally attributable to cost reduction efforts initially implemented in mid 2006.

Income before income taxes decreased $515,686, or 25.3%, to $1,523,461 for the three months ended March 31, 2007, from $2,039,147 for the three months ended March 31, 2006.  Income tax expense was $631,084 and $876,500 for the first quarters of 2007 and 2006, respectively, resulting in net income of $892,377 and $1,162,647, respectively.

Contingencies:

There have been no material changes in our contingencies since those reported at December 31, 2006.

Liquidity and Capital Resources:

Cash provided by operating activities for the three months ended March 31, 2007 was $886,396 and resulted principally from net income of $892,377 and depreciation of $507,690.  These items were partially offset by an increase in accounts payable and accrued wages and payroll taxes of $521,809 due primarily to the timing of payroll. Cash provided by operating activities for the three months ended March 31, 2006 was $1,604,836 and resulted principally from net income of $1,162,647, depreciation of $430,825, an increase in income taxes payable of $324,245, and a decrease in accounts payable and accrued wages of $294,374.  Pursuant to an agreement with the Minnesota Horsemen’s Benevolent and Protective Association (MHBPA), during the three months ended March 31, 2007 and 2006, the Company transferred into a trust account for these purposes or paid directly to the MHBPA approximately $1,250,000 and $1,175,000, respectively.  At March 31, 2007 the Company had an additional liability to the MHBPA of $122,438.  This liability will be paid in 2007 together with interest at the prime-lending rate.

Net cash used in investing activities for the first quarter of 2007 of $630,730 was used primarily for additions to equipment in the Card Club, continued improvements to the backside barns and general remodeling of the grandstand in preparation for the 2007 live race meet.  Net cash used in investing activities was $861,656 in the first quarter of 2006 and related primarily to improvements to the backside barns and expansion of the Card Club lounge.  In addition, short-term investments increased by $100,447 as maturing certificates of deposit were reinvested.

Net cash provided by financing activities during the first three months of 2007 consisted of proceeds received upon the exercise of stock options of $189,625, and excess tax benefits from the exercise of stock options during the quarter of $28,782. Cash provided by financing activities during the first three months of 2006 consisted of proceeds received upon the exercise of stock options of $33,223 and excess tax benefits from the exercise of stock optins of $18,907.  The increased proceeds from stock option exercises in 2007 is due to the exercise of a number of stock options expiring during the first quarter of 2007.

The Company has a credit agreement with Bremer Bank N. A. that provides a revolving credit line permitting advances of up to $2,250,000 with interest at the prime rate.  The Company had no borrowings under the line of credit at March 31, 2007 or December 31, 2006.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements at all times throughout the quarter ended March 31, 2007.

Unrestricted cash balances at March 31, 2007 were $6,219,629 compared to $5,745,556 at December 31, 2006.  The Company believes that funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2007 for regular operations.

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

Our significant accounting policies are included in Note 1 to our consolidated financial statements in our 2006 Annual Report on Form 10-K. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Land, Buildings and Equipment — We have significant capital invested in our property and equipment, which represents approximately 71.4% of our total assets. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired. Our property and equipment is evaluated for impairment whenever circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value and is charged to operations in the period in which such impairment is determined by management. We do not believe that any impairment has occurred or is likely to occur in the near future.

Regulation — Our business can be materially impacted both positively and negatively by legislative and regulatory changes, such as those described below.  Significant negative changes resulting from these activities could result in an impairment of our property and equipment in accordance with generally accepted accounting standards. Additional information regarding how our business can be impacted by legislative and regulatory changes are included in Item 1 (vi), and Item 1 (vii), respectively, in our 2006 Annual Report on Form 10-K.

Commitments and Contractual Obligations:

There have been no material changes in our outstanding commitments and contingencies since those reported at December 31, 2006.

Legislation:

The Company did not propose or support any legislation during the 2007 biannual session of the Minnesota Legislature to pursue our Racino proposal that has been discussed in our previous flings with the SEC, mainly because the composition of the Minnesota Legislature following the November 2006 elections was viewed as unlikely to favorably entertain our Racino proposal.  Based on the success of several Racinos in other states, we continue to believe that if a Racino was authorized at the Racetrack, it would enhance horseracing with increased purses, provide growth and development opportunities for the Company, and provide significant new tax revenues for state and local governments.

As of May 11, 2007 bills have passed in both the House and Senate, that if enacted into law would severely restrict smoking in all public places in Minnesota, including bars and restaurants generally and the Racetrack in particular.  Minnesota’s tribal casinos would not, however, be covered by this legislation as currently proposed and these casinos would continue to offer various gaming alternatives, including card games, in an environment that allows smoking.  Therefore, if the proposed legislation to restrict smoking is enacted into law in Minnesota in substantially its current form, the Company’s revenues and profits may be materially adversely affected to the extent current and potential Racetrack customers who smoke decide to patronize tribal casinos, where smoking is permitted.

Forward-Looking Statements:

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future financial performance, business activities or plans which are typically preceded by the words “believes,” “expects,” “anticipates,” “intends” or similar expressions.  For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws.  Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could cause actual performance, activities or plans to differ significantly from those indicated in the forward-looking statements.  Such risks and uncertainties include, but are not limited to: fluctuations in attendance at the Racetrack, material changes in the level of wagering by patrons, decline in interest in the unbanked card games offered at the Card Club, legislative and regulatory changes, the impact of wagering products and technologies introduced by competitors; increases in the percentage of revenues allocated for purse fund payments; increase in compensation and employee benefit costs; the general health of the gaming sector; higher than expected expense related to new marketing initiatives; and other factors discussed under Item 1A in our Report on Form 10-K for the year ended December 31, 2006 and in the Company’s other filings with the Securities and Exchange Commission.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on borrowings under our commercial revolving credit line that bears interest at the prime rate.  At March 31, 2007 we have no debt borrowings under our credit facility.

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

PART II

OTHER INFORMATION

Item 1.                                                             Legal Proceedings

Not Applicable.

Item 1A.                                                   Risk Factors

There have been no material changes to the Risk Factors since those reported in the Form 10-K for the year ended December 31, 2006.

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

Canterbury Park Holding Corporation
Dated: May 14, 2007	/s/ Randall D. Sampson
Randall D. Sampson,
President, and Chief Executive Officer

Dated: May 14, 2007	/s/ David C. Hansen
David C. Hansen,
Vice President, and Chief Financial Officer