Form 10-Q
period 2007-06-30
CANTERBURY PARK HOLDING CORP
filed 2007-08-14
CIK 926761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number:  001-31569

CANTERBURY PARK HOLDING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1775532
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1100 Canterbury Road

Shakopee, MN  55379

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

The Company had 4,113,432 shares of common stock, $.01 par value, outstanding as of August 10, 2007.

Canterbury Park Holding Corporation

PART 1 - FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006

	June 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash	$8,208,549	$5,745,556
Restricted cash	4,414,173	1,915,057
Short-term investments	52,983	78,231
Accounts receivable, net of allowance of $43,400 and $38,600	571,501	559,146
Inventory	253,564	159,918
Prepaid expenses	696,400	733,979
Deferred income taxes	343,400	235,200
Total current assets	14,540,570	9,427,087

LONG-TERM ASSETS
Deposits	20,000	20,000
Land, buildings and equipment, net of accumulated depreciation of $13,628,891 and $13,082,181, respectively	25,076,528	24,903,946
	$39,637,098	$34,351,033

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,607,132	$2,032,953
Card club accruals	2,037,180	2,073,363
Accrued wages and payroll taxes	1,903,286	1,866,633
Cash dividend payable	1,027,695
Accrued interest payable	15,137	7,303
Due to MHBPA	89,821	140,281
Accrued property taxes	484,573	457,331
Income taxes payable	219,274	105,918
Payable to horsepersons	251,041	346,779
Total current liabilities	11,635,139	7,030,561

DEFERRED INCOME TAXES	372,000	460,900

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,111,432 and 4,050,782, respectively, shares issued and outstanding	41,114	40,508
Additional paid-in capital	15,316,434	14,914,328
Accumulated earnings	12,272,411	11,904,736
Total stockholders’ equity	27,629,959	26,859,572
	$39,637,098	$34,351,033

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

PERIODS ENDED JUNE 30, 2007 AND 2006 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
OPERATING REVENUES:
Pari-mutuel	$4,723,673	$4,843,515	$7,437,553	$7,856,313
Card Club	7,077,195	7,203,193	14,572,191	14,974,660
Concessions	1,942,296	1,845,848	2,827,065	2,723,028
Admissions and parking	324,635	291,299	354,331	322,638
Publications	141,840	144,680	238,669	243,783
Other	499,009	584,110	798,108	946,990
Total Revenues	14,708,648	14,912,645	26,227,917	27,067,412
Less: Promotional Allowances	(82,625)	(66,861)	(133,305)	(125,251)
Net Revenues	14,626,023	14,845,784	26,094,612	26,942,161

OPERATING EXPENSES:
Purse expense	2,546,900	2,561,006	3,912,190	3,903,552
Minnesota Breeders’ Fund	339,202	350,268	596,600	627,111
Host track fees	608,099	633,159	1,066,501	1,130,946
Pari-mutuel taxes	35,347	61,707	61,908	106,511
Salaries and benefits	5,844,205	5,999,079	10,864,914	11,004,832
Cost of concessions and publication sales	1,008,898	981,997	1,602,323	1,573,443
Depreciation	454,600	438,825	962,290	869,650
Utilities	371,027	326,986	702,473	634,333
Repairs, maintenance and supplies	348,476	488,485	550,462	731,029
License fees and property taxes	213,558	199,600	411,821	384,405
Advertising and marketing	556,105	747,807	661,769	914,509
Insurance	314,321	314,865	549,903	544,659
Other	1,182,868	1,204,380	1,898,040	1,993,498
	13,823,606	14,308,164	23,841,194	24,418,478

NONOPERATING (EXPENSES) REVENUES:
Interest expense	(4,745)	(5,472)	(9,913)	(7,768)
Other, net	86,037	71,719	163,665	127,099
	81,292	66,247	153,752	119,331

INCOME BEFORE INCOME TAX EXPENSE	883,709	603,867	2,407,170	2,643,014

INCOME TAX EXPENSE (Note 1)	(380,716)	(258,509)	(1,011,800)	(1,135,009)

NET INCOME	$502,993	$345,358	$1,395,370	$1,508,005

BASIC NET INCOME PER COMMON SHARE (Note 1)	$.12	$.08	$.34	$.38

DILUTED NET INCOME PER COMMON SHARE (Note 1)	$.12	$.08	$.33	$.33

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

PERIODS ENDED JUNE 30, 2007 AND 2006 (Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating Activities:
Net Income	$1,395,370	$1,508,005
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	962,290	869,650
Stock-based compensation expense	133,863	136,271
Excess tax benefit from exercise of stock options	(44,794)	(48,749)
Loss (gain) on sale of property and equipment	5,949	(50,010)
Decrease in deferred income taxes	(136,556)	(84,200)
Increase in restricted cash	(2,499,116)	(2,813,396)
Increase in accounts receivable	(12,355)	(76,048)
Increase in other current assets	(56,067)	(254,891)
Increase (decrease) in income taxes payable	113,356	(86,481)
Increase in accounts payable and accrued wages and payroll taxes	3,650,849	4,256,737
(Decrease) increase in card club accruals	(36,183)	299,801
Increase in accrued interest	7,834	7,467
Increase in accrued property taxes	27,242	22,103
(Decrease) increase in payable to horsepersons	(95,738)	65,206
(Decrease) increase in due to MHBPA	(50,460)	15,313
Net cash provided by operations	3,365,484	3,766,778

Investing Activities:
Additions to buildings and equipment	(1,184,310)	(2,263,550)
Proceeds from sale of equipment	3,472	50,010
Decrease (increase) in short-term investments	25,248	(100,447)
Net cash used in investing activities	(1,155,590)	(2,313,987)

Financing Activities
Proceeds from issuance of common stock	208,305	222,688
Excess tax benefit from exercise of stock options	44,794	48,749
Net cash provided by financing activities	253,099	271,437

Net increase in cash	2,462,993	1,724,228

Cash at beginning of period	5,745,556	4,914,366

Cash at end of period	$8,208,549	$6,638,594

Supplemental disclosure of noncash investing activities:
Additions to buildings and equipment funded through accounts payable	$47,328	$89,095

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$1,035,000	$1,250,000
Dividend declared	1,027,695	1,010,796

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED JUNE 30, 2007 AND 2006

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies is included in the notes to consolidated financial statements in the 2006 Annual Report on form 10-K.

Unaudited Financial Statements - The consolidated balance sheet as of June 30, 2007 the consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, the consolidated statements of cash flows for the six months ended June 30, 2007 and 2006, and the related information contained in these notes have been prepared by management without audit.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position and results of operations for such periods have been made.  Results for an interim period should not be considered as indicative of results for a full year.

Revenue Recognition - Our revenues are derived primarily from the operations of a Card Club, pari-mutuel wagering on simulcast and live horse races, concession sales and related activities.  Collection revenue from Card Club operations and pari-mutuel commission and fee revenues are recognized at the time that the wagering process is complete.  Revenues related to concession and publication sales, and parking and admission fees are recognized as revenue when the service has been performed or the product has been delivered.

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

The Company has changed its accounting treatment for presentation of cash flows related to restricted cash.  The Company is now presenting all cash flows related to restricted cash within the operating activities section of the Statements of Cash Flows rather than the investing activities section.  The Company believes this is a more proper presentation as it more appropriately reflects the nature of the restricted cash activities.  The Company after considering the nature of this change in classification and having given appropriate weight to the guidance provided by Staff Accounting Bulletin No. 99, believes it is sufficient to incorporate this change in this current and future filings, at which time we will reclassify prior periods presented, and not treat this change in classification as an error requiring restatement.

The following table presents the affect of the change in accounting treatment for all interim periods presented where the cash flows from restricted cash were previously presented within the investing activities section of the Statements of Cash Flows:

		As Revised		Previously Reported
			Net Cash		Net Cash
	Increase in	Net Cash	Used in	Net Cash	Used in
	Restricted	Provided by	Investing	Provided by	Investing
	Cash	Operations	Activities	Operations	Activities

Period Ended 6/30/2006	$(2,813,396)	$3,766,778	$(2,313,987)	$6,580,174	$(5,127,383)

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109, (“FIN 48”), on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Based on our evaluation, we have concluded that there are no significant unrecognized tax benefits.

The Company and its consolidated subsidiaries file income tax returns in the United States (“U.S.”) federal jurisdiction.  The Company is no longer subject to U.S. federal examinations by tax authorities for years prior to 2004.  The Internal Revenue Service (IRS) has audited us through 2003. The Company is no longer subject to examinations by State of Minnesota tax authorities for years prior to 2003.  The Minnesota Department of Revenue has audited the Company through 2002.  We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

Net Income Per Share - Basic net income per common share is based on the weighted average number of common shares outstanding during each period.  The weighted average number of common shares outstanding for the three and six-month periods ended June 30, 2007 were 4,069,104 and 4,060,809, respectively.  The weighted average number of common shares outstanding for the three and six-month periods ended June 30, 2006 were 3,899,125 and 3,979,460, respectively.  Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding.  The Company’s potential common shares outstanding are stock options and shares of unvested (“restricted”) stock.  After considering the dilutive effect of stock options outstanding, the weighted average shares used to calculate diluted earnings per share for the three and six-month periods ended June 30, 2007 were 4,215,833 and 4,228,088, respectively.  The weighted average shares used to calculate diluted earnings per share for the three and six-month periods ended June 30, 2006 were 4,372,859 and 4,515,220, respectively.

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

During the first quarter of 2007, the Company created a voluntary retirement incentive program, which provided eligible employees the opportunity to voluntarily resign their employment in exchange for severance pay and other specified benefits. Eligible employees could elect to participate in this voluntary program during the period from January 11, 2007 through February 25, 2007. In accordance with SFAS 88, Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company has recognized a liability and a charge to income of approximately $182,000 associated with this special termination benefit.  In addition, the Company incurred $64,000 in severance costs related to the involuntary termination of salaried and hourly personnel during the first quarter of 2007.  No changes to the liability and no additional expense was incurred during the second quarter of 2007.

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

In March 2007, the FASB ratified the Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share Based Payment Awards (“EITF 06-11”).  EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based awards as an increase to additional paid-in capital.  EITF 06-11 is effective for fiscal years beginning after September 15, 2007.  The Company is evaluating the impact the adoption of EITF 06-11 will have on its consolidated results of operations and financial condition.

2.               STOCK BASED COMPENSATION

Effective January 1, 2006, we adopted FASB Statement No.123(R), Share Based Payment (“SFAS 123R”), applying the modified prospective transition method.  Prior to adopting SFAS 123R, we accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No.25, Accounting for Stock Issued to Employees.  We recognized $133,863 and $136,271 in stock-based compensation expense in salaries and benefits expense line item on the consolidated statements of operations during the six-months ended June 30, 2007 and 2006, respectively.

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

The number of shares granted and the weighted average fair value per share during the periods presented were:

	Six Months Ended
	June 30, 2007		June 30, 2006
		Weighted		Weighted
		Average		Average
		Fair Value		Fair Value
	Grant	Per Share	Grant	Per Share

Stock options	15,000	$3.89	30,000	$4.51
Restricted stock	—		41,000	$14.55

Total shares	15,000		71,000

The fair value of stock options granted under the Plan during first six months of 2007 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2007	2006
Dividend yield	1.82%	1.74%
Weighted-average volatility	22%	25%
Risk-free interest rate	4.86%	4.50%
Expected term of stock options in years	7.2	8.6
Fair value of stock options on grant date	$58,400	$135,300

A summary of stock option activity as of June 30, 2007 and changes during the six months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Grant Date
Stock Options	Shares	Price	Term	Fair Value

Outstanding at January 1, 2007	666,550	$10.12

Granted	15,000	$13.67
Exercised	(60,650)	$3.43

Outstanding at June 30, 2007	620,900	$10.85	2.7 Years	$3,243,000

Exercisable at June 30, 2007	594,550	$10.71	2.7 Years	$3,127,000

3.               BORROWINGS UNDER CREDIT AGREEMENT

Borrowings under the Company’s credit agreement with Bremer Bank include a commercial revolving credit line, which provides for maximum advances of $2,250,000 with interest at the prime rate.  The Company had no borrowings under this credit line at June 30, 2007.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of June 30, 2007.  Management believes that funds available under this line of credit, along with funds generated from card club and simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2007.

4.               OPERATING SEGMENTS

During the first six months of 2007 and 2006, the Company had three reportable operating segments:  horse racing, card club and concessions.  The horseracing segment primarily represents simulcast and live horse racing operations, the card club segment primarily represents operations of the Card Club and the concessions segment primarily represents concessions provided during simulcast and live racing, in the Card Club, and during special events.  The Company’s reportable operating segments are strategic business units that offer different products and services.  They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services.  The horse racing and card club segments are regulated by the State of Minnesota Racing Commission.

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

The following tables provide information about the Company’s operating segments (in 000’s):

	Six Months Ended June 30, 2007
	Horse Racing	Card Club	Concessions	Total

Net revenues from external customers	$8,673	$14,572	$2,850	$26,095

Intersegment revenues	355		973	1,328

Net interest income	154			154

Depreciation	593	308	61	962

Segment income before income taxes	(69)	2,437	626	2,994

Segment Assets	$33,284	$3,795	$5,486	$42,565

	Six Months Ended June 30, 2006
	Horse Racing	Card Club	Concessions	Total

Net revenues from external customers	$9,205	$14,975	$2,762	$26,942

Intersegment revenues	262		1,036	1,298

Net interest income	119			119

Depreciation	670	141	58	869

Segment income before income taxes	(45)	2,634	531	3,120

At December 31, 2006

Segment Assets	$29,867	$3,676	$6,258	$39,801

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Six Months Ended June 30,
	2007	2006
Revenues
Total revenue for reportable segments	$27,423	$28,240
Elimination of intersegment revenues	(1,328)	(1,298)
Total consolidated net revenues	$26,095	$26,942

Income before income taxes
Total segment income before income taxes	$2,994	$3,120
Elimination of intersegment income before income taxes	(587)	(477)
Total consolidated income before income taxes	$2,407	$2,643

	June 30,	December 31,
	2007	2006
Assets
Total assets for reportable segments	$45,607	$39,801
Elimination of intercompany receivables	(5,970)	(5,450)
Total consolidated assets	$39,637	$34,351

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

The Company is periodically involved in various legal actions arising in the normal course of business.  At June 30, 2007, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

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

•                  Contingencies

•                  Liquidity and Capital Resources

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

The Company also generates revenues from other activities such as admission and parking fees and from the sale of food and beverage, programs and other racing publications, and corporate sponsorships.  Additional revenues are derived from an RV park and the use of the Racetrack facilities for special events such as craft shows and snowmobile racing.

Operations Review for the Three and Six Months Ended June 30, 2007 and June 30, 2006:

Total net revenues decreased approximately $848,000, or 3.2%, during the six months ended June 30, 2007 compared to the six months ended June 30, 2006, and decreased approximately $220,000, or 1.5%, for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The decrease is due primarily to reductions of 5.3% and 2.7% in pari-mutuel and Card Club revenues, respectively, along with a decrease of 15.7% in other revenues.  These decreases are partially offset by an increase of 3.8% in concession revenues and a 9.8% increase in admission revenues.

Pari-mutuel revenues were $419,000 lower in the six-month period ended June 30, 2007 compared to the same period in 2006, and decreased approximately $120,000, or 2.5%, for the three-month period ended June 30, 2007 compared to the same period in 2006. Total on-track handle for the six months and three months ended June 30, 2007 was down $2.4 million and $831,000, respectively, compared to the same six-month and three-month periods in 2006, primarily due to lower wagering on simulcast races, but also due to slightly lower on-track live racing handle.

Total handle wagered on simulcast races for the first half of 2007 is down $2.3 million, or 7.6%, compared to the same period last year, Inclement weather at East Coast tracks during the first quarter of 2007 resulted in the cancellation of a significant number of simulcast races during that period.  Simulcast handle was down $831,000, or 5.1%, in the second quarter of 2007 compared to the second quarter of 2006.  The Company believes this decline represents growing competition from internet wagering on simulcast races and is continuously looking for ways to make Canterbury Park the most attractive alternative when our customers want to wager on horseracing.

On-track live handle decreased by $104,000 or 1.6% compared to the same period in 2006 despite the same number of live race days.  In 2007 the Company pushed back the start time of live racing on Saturdays which has resulted in slightly lower average daily handle on Saturdays but increased out-of-state live handle by over $1.1 million, or 18.5%, compared to the same period last year.  For further information, see “Summary of Pari-mutuel Data” below.

	Six Months Ended June 30,
Summary of Pari-mutuel Data:	2007	2006

Racing Days
Simulcast only	152	152
Live and Simulcast	29	29
Total Number of Racing Days	181	181

On-Track Handle
Simulcast racing handle on simulcast only days	$20,444,000	$22,178,000
Live and Simulcast days:
Live racing handle	6,490,000	6,594,000
Simulcast racing handle	7,597,000	8,172,000
Total On-Track Handle	34,531,000	36,944,000

Out-of-State Live Handle	7,134,000	6,022,000

Total Handle	$41,665,000	$42,966,000

On-Track Average Daily Handle
Simulcast only racing days	$134,500	$145,908
Live and simulcast racing days	$485,759	$509,172

Total Card Club revenue decreased $402,000 for the first six months of 2007 and $126,000 for the second quarter of 2007compared to the same periods in 2006. The primary source of Card Club revenue is a percentage of the wagers received from the players as compensation for providing the Card Club facility and services, referred to as “collection revenue”.  The Company also receives a specified percentage of the jackpot funds collection as reimbursement for administrative costs of maintaining the jackpot funds, and collects fees for administering tournaments, which represents “other revenue”. The decrease in revenue is due primarily to lower patronage in the poker room, but the Company also experienced a reduction in Casino Games revenue during the six-month period ended June 30, 2007 compared to the same period last year.  The Card Club is experiencing growing competition from online poker websites and Native American owned casinos, which have expanded their gaming options to include many of the same unbanked card games as those offered at the Card Club.  Card Club revenues represented 55.8% and 48.4% of net revenues for the six-month and three-month periods ended June 30, 2007, respectively.  The three-month percentage is usually lower in the second quarter of any calendar year due to increased revenue from live racing.  For further information, see the “Summary of Card Club Data” below.

	Six Months Ended June 30,
Summary of Card Club Data:	2007	2006

Poker Games	$8,840,000	$9,250,000
Casino Games	5,213,000	5,390,000
Total Collection Revenue	14,053,000	14,640,000

Other Revenue	519,000	335,000
Total Card Club Revenue	$14,572,000	$14,975,000

Number of Days Offered	181	181
Average Revenue per Day	$80,508	$82,735

Concessions revenues increased $104,000, or 3.8%, and $96,000, or 5.2%, for the six-month and three-month periods ended June 30, 2007, respectively, compared to the prior year.  The increase is primarily attributable to higher concession sales on Thursday and Friday evenings of live racing and larger group sales during the second quarter of 2007 compared to the same period in 2006.

Daily admission revenues increased $30,000, or 11.7%, during the second quarter of 2007 compared to 2006.  This is due partly to higher attendance for live racing during the second quarter of 2007 compared to 2006 and to a reduction in free admission offers in 2007.

Total operating expenses decreased approximately $577,000, or 2.4%, during the six-month period ended June 30, 2007 compared to the six-month period ended June 30, 2006, and $485,000, or 3.4%, during the three months ended June 30, 2007 compared to the three-month period ended June 30, 2006.

Total purse expense increased slightly to $3,912,000 for the six months ended June 30, 2007 compared to the same period in the prior year.  An increase in simulcast purse expense of $59,000, or 4.7%, during the six month period of 2007 compared to the 2006 period was partially offset by a $54,000 reduction in Card Club purse expense due to lower Card Club revenues in 2007 as illustrated in the table below.  This increase in simulcast purse expense results from the phase in of a renegotiation of the purse expense rate for out-of-season simulcast racing.  Total purse expense was down $14,000, or .6%, for the second quarter of 2007 compared to the second quarter of 2006.  This decrease was due entirely to lower purse expense for the Card Club resulting from lower revenues in the first half of 2007 period compared to the same period in 2006.  Pari-mutuel purse expense was unchanged in the second quarter of 2007compared to 2006, despite lower handle, due to the renegotiated increase in the purse rate.  Minnesota Breeders Fund expense decreased $30,000 in the six months ended June 30, 2007 compared to 2006 due to lower revenues in the Card Club and lower wagering on pari-mutuel racing in 2007.  Fluctuations in the related revenue categories are discussed above.

			Minnesota
	Purse Expense		Breeders’ Fund Expense
	Six Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Card Club	$1,967,000	$2,021,000	$219,000	$224,000

Simulcast Horse Racing	1,322,000	1,263,000	313,000	337,000

Live Horse Racing	623,000	620,000	65,000	66,000

	$3,912,000	$3,904,000	$597,000	$627,000

Salaries and benefits decreased approximately $140,000, or 1.3%, in the 2007 six-month period and approximately $155,000, or 2.6%, in the three-month period ended June 30, 2007 compared to the same periods last year. The decreases are due primarily to the Company’s proactive efforts to reduce labor costs including involuntary terminations and voluntary retirements occurring in the first quarter of 2007.  The decrease is also attributable to reductions of direct labor costs in the pari-mutuel and Card Club operations because of lower patronage in 2007 compared to 2006.

Depreciation expense increased $93,000, or 10.7%, during the first half of 2007 compared to 2006, and $16,000, or 3.6%, for the second quarter compared to the second quarter last year due to continued investments in the stable area and grandstand during 2006 and into 2007.  The increase for the second quarter is relatively lower compared to the increase year to date as assets put into service seven years ago upon opening of the Card Club became fully depreciated in April 2007.  Utilities expense increased $68,000, or 10.7%, and $44,000, or 13.5%, for the six-month and three-month periods ended June 30, 2007, respectively, due to continuous increases in energy costs for electricity and natural gas in 2007 compared to the same period in 2006.  Repairs, maintenance and supplies expense decreased $181,000, or 24.7%, and $140,000, or 28.7%, in the six-month and three-month periods ended June 30, 2007 compared to the same periods in 2006.  These reductions are the result of proactive efforts to minimize spending as opportunities arise.  Advertising and marketing expenses have decreased by $253,000 during the first six months of 2007 compared to 2006 and $192,000, or 25.6%, for the three months ended June 30, 2007 compared to the same period in 2006 due primarily to the benefits achieved by maximizing utilization of in-house production capabilities in 2007.  Other operating expenses declined $95,000, or 4.8%, and $22,000, or 1.8%, in the six-month and three-month periods ended June 30 2007 and 2006, respectively, primarily due to reduced use of professional services in 2007 for lobbying efforts.

Total operating expenses as a percentage of total net revenues increased to 91.4% for the six-month period ended June 30, 2007 compared to 90.6% for 2006, as the 3.1% decrease in net revenues outpaced the 2.4% reduction in fixed and variable expenses.

Income before income taxes was $2,407,170 for the six months ended June 30, 2007 compared to $2,643,014 for the six months ended June 30, 2006.  After income tax expense of $1,011,800 for the six months ended June 30, 2007, net income was $1,395,370 in 2007 compared to $1,508,005 in 2006, a decrease of $112,635 or 7.5%.  Income before income taxes for the quarter ended June 30, 2007 was $883,709 compared to $603,867 for the quarter ended June 30, 2006, an increase of $279,842 or 46.3%.  After income tax expense of $380,716 in the second quarter of 2007, net income was $502,993 compared to $345,358 for the second quarter of 2006, an increase of $157,635 or 45.6%.  The effective income tax rate year-to-date in 2007 is 42.0% compared to 42.9% for the year-to-date period in 2006.

Contingencies:

There have been no material changes in our contingencies since those reported at December 31, 2006.

Liquidity and Capital Resources:

Cash provided by operating activities during the period January 1, 2007 through June 30, 2007 was $3,365,484, resulting primarily from net income of $1,395,370, depreciation of $962,290, and  an increase in accounts payable and accrued wages and payroll taxes of $3,650,849, caused by a seasonal increase of $2.7 million in horsemen payables, a $630,000 increase in trade accounts payable and a $231,000 increase in deferred revenues for corporate sponsorships,  These items are partially offset by an increase in restricted cash of $2,499,116 resulting primarily from the increase in horsemen payables of $2.7 million.

Cash provided by operating activities during the period January 1, 2006 through June 30, 2006 was $3,766,778, resulting primarily from net income of $1,508,005; depreciation of $869,650; and an increase in accounts payable and accrued wages and payroll taxes of $4,256,737, caused by a seasonal increase of $2.5 million in horsemen payables, a $987,000 increase in trade accounts payable, a $258,000 increase in deferred revenues for corporate sponsorships, a $175,000 increase in amounts payable to out-of-state tracks for settlements and an increase of $299,801 in the card club’s jackpot and player pools caused by timing differences due to jackpots, prizes and giveaways paid to the players. These items are partially offset by an increase in restricted cash of $2,813,396 resulting primarily from a $2.5 million seasonal increase in payables to horsemen.

Pursuant to an agreement with the MHBPA, during the six months ended June 30, 2007 and 2006, the Company transferred into a trust account or paid directly to the MHBPA approximately $3,575,000 and $3,500,000, respectively.  At June 30, 2007, the Company had an additional liability to the MHBPA of $89,821.  This liability will be paid in 2007, including interest earned.

Net cash used in investing activities for the first six months of 2007 of $1,155,590 resulted primarily from the acquisition of equipment for food and beverage operations of $221,000, a poker room management system of $295,000, upgrades to the grandstand building of $402,000, and improvements to backside barns of $149,000.  During the six-month period ended June 30, 2006, net cash used for investing activities was $2,313,987 related primarily to improvements to the backside barns and facilities related to live racing.

During the period January 1, 2007 through June 30, 2007, cash provided by financing activities was $253,099 representing the exercise of stock options.  During the period January 1, 2006 through June 30, 2006, cash provided by financing activities was $271,437 also a result of the exercise of stock options.

The Company has renewed a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $2,250,000 with interest at the prime rate until April 20, 2009.  The Company had no borrowings under the line of credit at June 30, 2007 or December 31, 2006.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements at all times throughout the quarter ended June 30, 2007.

Unrestricted cash balances at June 30, 2007 were $8,208,549 compared to $5,745,556 at December 31, 2006. The Company believes that the funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements for the balance of 2007 for regular operations including the special cash dividend paid in July 2007.

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

Land, Buildings and Equipment - We have significant capital invested in our property and equipment, which represents approximately 63.2% of our total assets. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired. Our property and equipment is evaluated for impairment whenever circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value and is charged to operations in the period in which such impairment is determined by management. We do not believe that any impairment has occurred or is likely to occur in the near future.

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

Commitments and Contractual Obligations:

On June 7, 2007 the Company’s Board of Directors declared a special cash dividend of $.25 per share of common stock payable on July 13, 2007 to shareholders of record on June 22, 2007.  The Company has not adopted any policies regarding dividend payments and there can be no assurance that any dividend will be paid in the future.

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

In May 2007 a bill passed in the Minnesota Legislature severely restrict smoking in all public places in Minnesota, including at the Racetrack, effective October 1, 2007.  Minnesota’s tribal casinos are not covered by this legislation and will continue to offer various gaming alternatives, including card games, in an environment that allows smoking.  Therefore, the Company anticipates revenues and profits will be adversely affected to the extent that current and potential Racetrack customers who smoke decide to patronize tribal casinos, where smoking is permitted.

Forward-Looking Statements:

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future financial performance, business activities or plans which are typically preceded by the words “believes,” “expects,” “anticipates,” “intends” or similar expressions.  For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws.  Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could cause actual performance, activities or plans to differ significantly from those indicated in the forward-looking statements.  Such risks and uncertainties include, but are not limited to: fluctuations in attendance at the Racetrack, material changes in the level of wagering by patrons, decline in interest in the unbanked card games offered at the Card Club, legislative and regulatory changes, the impact of wagering products and technologies introduced by competitors; increases in the percentage of revenues allocated for purse fund payments; increase in compensation and employee benefit costs; the general health of the gaming sector; higher than expected expense related to new marketing initiatives; and other factors discussed from time to time in the Company’s filings with the Securities and Exchange Commission, including risk factors described in the Company’s Report on Form 10-K for the 2006 fiscal year.

ITEM 3:                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on borrowings under our commercial revolving credit line that bears interest at the prime rate.  At June 30, 2007 we have no debt borrowings under our credit facility.

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

Not Applicable

Item 3.                    Defaults Upon Senior Securities

Not Applicable

Item 4.                    Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June 7, 2007.  Shareholders reelected the following directors for a one year term:  Patrick R. Cruzen, Burton F. Dahlberg, Carin J. Offerman, Curtis A. Sampson, Randall D. Sampson, and Dale H. Schenian.  Not less than 3,734,380 shares were voted in favor of each of the reelected directors (approximately 94.7% of all shares present and voting).

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

Canterbury Park Holding Corporation

Dated: August 14, 2007	/s/ Randall D. Sampson
Randall D. Sampson,
President, and Chief Executive Officer

Dated: August 14, 2007	/s/ David C. Hansen
David C. Hansen,
Vice President, and Chief Financial Officer