Form 10-Q
period 2007-09-30
CANTERBURY PARK HOLDING CORP
filed 2007-11-14
CIK 926761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number:  001-31569

CANTERBURY PARK HOLDING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1775532
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

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

The Company had 4,099,476 shares of common stock, $.01 par value, outstanding as of November 2, 2007.

Canterbury Park Holding Corporation

PART 1 - FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006 (Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash	$5,626,025	$5,745,556
Restricted cash	1,889,335	1,915,057
Short-term investments	107,283	78,231
Accounts receivable, net of allowance of $43,400 and $38,600	838,821	559,146
Inventory	159,640	159,918
Prepaid expenses	734,329	733,979
Income taxes recievable	116,203
Deferred income taxes	328,100	235,200
Due from MHBPA	574,467
Total current assets	10,374,203	9,427,087

LONG-TERM ASSETS
Deposits	20,000	20,000
Land, buildings and equipment, net of accumulated depreciation of $14,094,832 and $13,082,181, respectively	25,171,120	24,903,946
	$35,565,323	$34,351,033

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,647,762	$2,032,953
Card club accruals	2,083,189	2,073,363
Accrued wages and payroll taxes	1,539,317	1,866,633
Accrued interest payable	7,360	7,303
Due to MHBPA		140,281
Accrued property taxes	611,281	457,331
Income taxes payable		105,918
Payable to horsepersons	69,240	346,779
Total current liabilities	6,958,149	7,030,561

DEFERRED INCOME TAXES	324,300	460,900

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,115,951 and 4,050,782, respectively, shares issued and outstanding	41,161	40,508
Additional paid-in capital	15,416,738	14,914,328
Accumulated earnings	12,824,975	11,904,736
Total stockholders’ equity	28,282,874	26,859,572
	$35,565,323	$34,351,033

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007	2006	2007	2006
OPERATING REVENUES:
Pari-mutuel	$5,122,305	$5,582,723	$12,559,858	$13,439,036
Card Club	6,981,774	7,267,860	21,553,965	22,242,520
Concessions	2,380,086	2,323,305	5,207,151	5,046,333
Admissions and parking	349,919	319,031	704,250	641,669
Publications	140,296	142,935	378,965	386,718
Other	627,106	773,874	1,425,214	1,720,864
Total Revenues	15,601,486	16,409,728	41,829,403	43,477,140
Less: Promotional Allowances	(78,855)	(96,035)	(212,160)	(221,285)
Net Revenues	15,522,631	16,313,693	41,617,243	43,255,855

OPERATING EXPENSES:
Purse expense	2,918,841	3,194,133	6,831,031	7,097,685
Minnesota Breeders’ Fund	343,597	367,062	940,197	994,173
Host track fees	474,974	496,638	1,541,475	1,627,584
Pari-mutuel taxes	44,412	57,285	106,320	163,796
Salaries and benefits	5,911,853	6,169,663	16,776,767	17,174,495
Cost of concessions and publication sales	1,221,852	1,229,624	2,824,175	2,803,067
Depreciation	509,400	477,825	1,471,690	1,347,475
Utilities	504,754	468,481	1,207,227	1,102,814
Repairs, maintenance and supplies	296,000	357,210	846,462	1,088,239
License fees and property taxes	219,353	206,395	631,174	590,800
Advertising and marketing	674,665	781,823	1,336,434	1,696,333
Insurance	281,805	332,335	831,708	876,994
Other	1,232,210	1,354,368	3,130,250	3,347,866
	14,633,716	15,492,842	38,474,910	39,911,321
NONOPERATING (EXPENSES) REVENUES:
Interest expense	(892)	(1,850)	(10,805)	(9,618)
Other, net	98,769	91,723	262,434	218,822
	97,877	89,873	251,629	209,204

INCOME BEFORE INCOME TAX EXPENSE	986,792	910,724	3,393,962	3,553,738

INCOME TAX EXPENSE (Note 1)	(396,800)	(386,291)	(1,408,600)	(1,521,300)

NET INCOME	$589,992	$524,433	$1,985,362	$2,032,438

BASIC NET INCOME PER COMMON SHARE (Note 1)	$.14	$.13	$.49	$.51

DILUTED NET INCOME PER COMMON SHARE (Note 1)	$.14	$.12	$.47	$.48

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating Activities:
Net Income	$1,985,362	$2,032,438
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,471,690	1,347,475
Stock-based compensation expense	185,434	192,950
Excess tax benefit from exercise of stock options	(64,423)	(73,252)
Loss (gain) on sale of property and equipment	6,323	(52,855)
Decrease in deferred income taxes	(139,279)	(64,800)
Decrease (increase) in restricted cash	25,722	(191,311)
Increase in accounts receivable	(279,675)	(314,869)
Increase in other current assets	(72)	(228,645)
Decrease in income taxes payable	(222,121)	(294,590)
Increase in accounts payable, accrued wages and payroll taxes	331,910	705,468
Increase in card club accruals	9,826	117,484
Increase (decrease) in accrued interest	57	(350)
Increase in accrued property taxes	153,950	135,353
Decrease in payable to horsepersons	(277,539)	(185,179)
Decrease in due to MHBPA	(714,748)	(702,638)
Net cash provided by operations	2,472,417	2,422,679

Investing Activities:
Additions to buildings and equipment	(1,794,576)	(2,668,773)
Proceeds from sale of equipment	4,975	52,855
Increase in short-term investments	(29,052)	(77,292)
Net cash used in investing activities	(1,818,653)	(2,693,210)

Financing Activities
Proceeds from issuance of common stock	244,931	359,700
Common stock repurchase	(54,954)
Cash dividend paid to shareholders	(1,027,695)	(1,010,796)
Excess tax benefit from exercise of stock options	64,423	73,252
Net cash used in financing activities	(773,295)	(577,844)

Net decrease in cash	(119,531)	(848,375)

Cash at beginning of period	5,745,556	4,914,366

Cash at end of period	$5,626,025	$4,065,991

Supplemental disclosures:
Additions to buildings and equipment funded through accounts payable	$42,931	$197,950

Income taxes paid, net of refunds	$1,770,000	$1,825,000

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (Unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies is included in the notes to consolidated financial statements in the 2006 Annual Report on form 10-K.

Unaudited Financial Statements - The consolidated balance sheet as of September 30, 2007 the consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006, the consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.

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

Estimates - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109, (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on our evaluation, we have concluded that there are no significant unrecognized tax benefits.

The Company and its consolidated subsidiaries file income tax returns in the United States (“U.S.”) federal jurisdiction. The Company is no longer subject to U.S. federal examinations by tax authorities for years prior to 2004 or by State of Minnesota tax authorities for years prior to 2003. We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

Net Income Per Share - Basic net income per common share is based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding for the three and nine-month periods ended September 30, 2007 were 4,071,570 and 4,064,435, respectively. The weighted average number of common shares outstanding for the three and nine-month periods ended September 30, 2006 were 4,014,617 and 3,991,308, respectively. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s potential common shares outstanding are stock options and shares of unvested (“restricted”) stock. After considering the dilutive effect of stock options outstanding, the weighted average shares used to calculate diluted earnings per share for the three and nine-month periods ended September 30, 2007 were 4,205,514 and 4,236,214, respectively. The weighted average shares used to calculate diluted earnings per share for the three and nine-month periods ended September 30, 2006 were 4,199,268 and 4,263,383, respectively.

Fair values of Financial Instruments – Due to the current classification of all financial instruments of the Company, given the short-term nature of the related account balances, carrying amounts reported in the consolidated balance sheets approximate fair value.

Employee Termination Benefits – Management of the Company is continually re-evaluating the Company’s operating costs against its long-term strategic goals.

During the first quarter of 2007, the Company created a voluntary retirement incentive program, which provided eligible employees the opportunity to voluntarily resign their employment in exchange for severance pay and other specified benefits. Eligible employees could elect to participate in this voluntary program during the period from January 11, 2007 through February 25, 2007. In accordance with SFAS 88, Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company has recognized a liability and a charge to income of approximately $182,000 associated with this special termination benefit. In addition, the Company incurred $64,000 in severance costs related to the involuntary termination of salaried and hourly personnel during the first quarter of 2007. No changes to the liability and no additional expense was incurred during the third quarter of 2007.

New Accounting Pronouncements – In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact the adoption of SFAS No. 159 will have on its consolidated results of operations and financial condition.

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

2.               STOCK BASED COMPENSATION

Effective January 1, 2006, we adopted FASB Statement No.123(R), Share Based Payment (“SFAS 123R”), applying the modified prospective transition method. Prior to adopting SFAS 123R, we accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No.25, Accounting for Stock Issued to Employees. We recognized $185,434 and $192,950 in stock-based compensation expense in salaries and benefits expense line item on the consolidated statements of operations during the nine-months ended September 30, 2007 and 2006, respectively.

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

The number of shares granted and the weighted average fair value per share during the periods presented were:

	Nine Months Ended
	Sept. 30, 2007		Sept. 30, 2006
		Weighted		Weighted
		Average		Average
		Fair Value		Fair Value
	Grant	Per Share	Grant	Per Share

Stock options	15,000	$3.89	30,000	$4.51
Restricted stock	—		41,000	$14.55

Total shares	15,000		71,000

The fair value of stock options granted under the Plan during first nine months of 2007 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2007	2006
Dividend yield	1.82%	1.74%
Weighted-average volatility	22%	25%
Risk-free interest rate	4.86%	4.50%
Expected term of stock options in years	7.2	8.6
Fair value of stock options on grant date	$58,400	$135,300

A summary of stock option activity as of September 30, 2007 and changes during the nine months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Grant Date
Stock Options	Shares	Price	Term	Fair Value

Outstanding at January 1, 2007	666,550	$10.12

Granted	15,000	$13.67
Exercised	(69,650)	$3.52

Outstanding at September 30, 2007	611,900	$10.95	2.7 Years	$3,216,000

Exercisable at September 30, 2007	600,650	$10.89	2.6 Years	$3,160,000

3.               BORROWINGS UNDER CREDIT AGREEMENT

Borrowings under the Company’s credit agreement with Bremer Bank include a commercial revolving credit line, which provides for maximum advances of $2,250,000 with interest at the prime rate. The Company had no borrowings under this credit line at September 30, 2007. The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements as of September 30, 2007. Management believes that funds available under this line of credit, along with funds generated from card club and simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2007.

4.               OPERATING SEGMENTS

During the first nine months of 2007 and 2006, the Company had three reportable operating segments:  horse racing, card club and concessions. The horseracing segment primarily represents simulcast and live horse racing operations, the card club segment primarily represents operations of the Card Club and the concessions segment primarily represents concessions provided during simulcast and live racing, in the Card Club, and during special events. The Company’s reportable operating segments are strategic business units that offer different products and services. They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services. The horse racing and card club segments are regulated by the Minnesota Racing Commission.

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

The following tables provide information about the Company’s operating segments (in 000’s):

	Nine Months Ended September 30, 2007
	Horse Racing	Card Club	Concessions	Total

Net revenues from external customers	$14,817	$21,554	$5,246	$41,617

Intersegment revenues	$630		$1,548	$2,178

Net interest income	$252			$252

Depreciation	$916	$452	$103	$1,471

Segment income before income taxes	$(443)	$3,851	$1,399	$4,807

Segment Assets	$31,279	$3,463	$7,585	$42,327

	Nine Months Ended September 30, 2006
	Horse Racing	Card Club	Concessions	Total

Net revenues from external customers	$16,133	$22,242	$5,102	$43,477

Intersegment revenues	$603		$1,705	$2,308

Net interest income	$209			$209

Depreciation	$823	$433	$91	$1,347

Segment income before income taxes	$(636)	$4,178	$1,235	$4,777

At December 31, 2006

Segment Assets	$29,867	$3,676	$6,258	$39,801

The following are reconciliation’s of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Nine Months Ended September 30,
	2007	2006
Revenues
Total revenue for reportable segments	$43,795	$45,785
Elimination of intersegment revenues	(2,178)	(2,308)
Total consolidated net revenues	$41,617	$43,477

Income before income taxes
Total segment income before income taxes	$4,807	$4,777
Elimination of intersegment income before income taxes	(1,413)	(1,223)
Total consolidated income before income taxes	$3,394	$3,554

	September 30,	December 31,
	2007	2006
Assets
Total assets for reportable segments	$42,327	$39,801
Elimination of intercompany receivables	(6,762)	(5,450)
Total consolidated assets	$35,565	$34,351

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

The Company is periodically involved in various legal actions arising in the normal course of business. At September 30, 2007, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

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

The Company also generates revenues from other activities such as admission and parking fees; the sale of food and beverage, programs, and other racing publications; and corporate sponsorships. Additional revenues are derived from an RV park and the use of the Racetrack facilities for special events such as craft shows and snowmobile racing.

Operations Review for the Three and Nine Months Ended September 30, 2007 and September 30, 2006:

Total net revenues decreased approximately $1,639,000, or 3.8%, during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The decrease is due primarily to reductions of 6.5% and 3.1% in pari-mutuel and Card Club revenues, respectively, along with a decrease of 17.1% in other revenues. These decreases are partially offset by an increase of 3.2% in concession revenues. Net revenues decreased approximately $791,000, or 4.8%, for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Pari-mutuel revenues were $879,000 lower in the nine-month period ended September 30, 2007 compared to the same period in 2006, and decreased approximately $460,000, or 8.2%, for the three-month period ended September 30, 2007 compared to the same period in 2006. Total on-track handle for the nine months and three months ended September 30, 2007 was down $4.3 million and $1.9 million respectively, compared to the same nine-month and three-month periods in 2006, primarily due to lower wagering on simulcast races, but also due to lower on-track live racing handle.

Total handle wagered on simulcast races for the first nine months of 2007 is down $2.8 million, or 6.4%, compared to the same period last year. Inclement weather at East Coast tracks during the first quarter of 2007 resulted in the cancellation of a significant number of simulcast races during that period. Simulcast handle was down $539,000, or 3.9%, in the third quarter of 2007 compared to the third quarter of 2006. The Company believes this decline represents growing competition from internet wagering on simulcast races and is continuously looking for ways to make Canterbury Park the most attractive alternative when our customers want to wager on horseracing.

On-track live handle decreased by $1.5 million or 8.9% for the 2007 racing season compared to the same period in 2006 despite the same number of live race days. The decline was primarily due to two factors. The number of live races conducted in 2007 was reduced by 28 races, or 4.1% compared to 2006 in an attempt to better manage purse funds. In addition, the nationally recognized Claiming Crown, our largest live racing handle day in 2006 was moved to another venue in 2007. For further information, see “Summary of Pari-mutuel Data” below.

	Nine Months Ended Sept. 30,
Summary of Pari-mutuel Data:	2007	2006

Racing Days
Simulcast only	205	205
Live and Simulcast	68	68
Total Number of Racing Days	273	273

On-Track Handle
Simulcast racing handle on simulcast only days	$25,565,000	$27,553,000
Live and Simulcast days:
Live racing handle	15,375,000	16,877,000
Simulcast racing handle	15,912,000	16,772,000
Total On-Track Handle	56,852,000	61,202,000

Out-of-State Live Handle	19,572,000	19,246,000

Total Handle	$76,424,000	$80,448,000

On-Track Average Daily Handle
Simulcast only racing days	$124,707	$134,405
Live and simulcast racing days	$460,103	$494,838

Total Card Club revenue decreased $689,000 for the first nine months of 2007 and $286,000 or 3.9% for the third quarter of 2007compared to the same periods in 2006. The primary source of Card Club revenue is a percentage of the wagers received from the players as compensation for providing the Card Club facility and services, referred to as “collection revenue”. The Company also receives a specified percentage of the jackpot funds collection as reimbursement for administrative costs of maintaining the jackpot funds, and collects fees for administering tournaments, which represents “other revenue”. The decrease in revenue is due primarily to lower patronage in the poker room, but the Company also experienced a reduction in Casino Games revenue during the nine-month period ended September 30, 2007 compared to the same period last year. The Card Club is experiencing growing competition from online poker websites and Native American owned casinos, which have expanded their gaming options to include many of the same unbanked card games as those offered at the Card Club. Card Club revenues represented 51.8% and 45.0% of net revenues for the nine-month and three-month periods ended September 30, 2007, respectively. For further information, see the “Summary of Card Club Data” below:

	Nine Months Ended September 30,
Summary of Card Club Data:	2007	2006

Poker Games	$13,169,000	$13,657,000
Casino Games	7,607,000	8,061,000
Total Collection Revenue	20,776,000	21,718,000

Other Revenue	778,000	525,000
Total Card Club Revenue	$21,554,000	$22,243,000

Number of Days Offered	273	273
Average Revenue per Day	$78,952	$81,476

Concessions revenues increased $161,000, or 3.2%, and $57,000, or 2.4%, for the nine-month and three-month periods ended September 30, 2007, respectively, compared to the prior year. The increase is primarily attributable to increased food and beverage sales during live racing resulting from increased attendance and larger group sales business during the third quarter of 2007 compared to the same period in 2006.

Total operating expenses decreased approximately $1,436,000, or 3.6%, during the nine-month period ended September 30, 2007 compared to the nine-month period ended September 30, 2006, and $859,000, or 5.5%, during the three months ended September 30, 2007 compared to the three-month period ended September 30, 2006.

Total purse expense decreased approximately $267,000 or 3.8% and $275,000 or 8.6%, respectively, for the nine and three-month periods of 2007 compared to 2006. Card Club purse expense decreased $92,000 or 3.1%, which is in line with the decline in Card Club revenues. Live racing purses decreased $191,000 or 11.3% due to the decline in live racing handle and the absence of the Claiming Crown in 2007. Simulcast purse expense increased $16,000, or .7% in spite of the reduction in simulcast handle, due to an increase in the statutory purse rate for out-of-season simulcast racing. Minnesota Breeders Fund expense decreased $54,000 in the nine months ended September 30, 2007 compared to 2006 due to lower revenues in the Card Club and lower wagering on pari-mutuel racing in 2007. Fluctuations in the related revenue categories are discussed above.

			Minnesota
	Purse Expense		Breeders’ Fund Expense
	Nine Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007	2006	2007	2006

Card Club	$2,910,000	$3,002,000	$323,000	$333,000

Simulcast Horse Racing	2,416,000	2,400,000	463,000	492,000

Live Horse Racing	1,505,000	1,696,000	154,000	169,000

	$6,831,000	$7,098,000	$940,000	$994,000

Salaries and benefits decreased approximately $398,000, or 2.3%, in the 2007 nine-month period and approximately $258,000, or 4.2%, in the three-month period ended September 30, 2007 compared to the same periods last year. The decreases are due to the Company’s proactive efforts to reduce labor costs and reductions of direct labor costs in the pari-mutuel and Card Club operations because of lower patronage in 2007 compared to 2006. Depreciation expense increased $124,000, or 9.2%, during the first nine-months of 2007 compared to 2006, and $32,000, or 6.6%, for the third quarter compared to the third quarter last year due to continued investments in the stable area and grandstand during 2006 and into 2007. Utilities expense increased $104,000, or 9.5%, and $36,000, or 7.7%, for the nine-month and three-month periods ended September 30, 2007, respectively, due to continuous increases in energy costs for electricity and natural gas in 2007 compared to the same period in 2006. Repairs, maintenance and supplies expense decreased $242,000, or 22.2%, and $61,000, or 17.1%, in the nine-month and three-month periods ended September 30, 2007 compared to the same periods in 2006, reflecting the results of expense reduction initiatives including improved supply chain management. Advertising and marketing expenses have decreased by $360,000 or 21.2% during the first nine months of 2007 compared to 2006 and $107,000, or 13.7%, for the three months ended September 30, 2007 compared to the same period in 2006 due primarily to a reduction in advertising agency fees and advertising production expenses.

Total operating expenses as a percentage of total net revenues remained relatively unchanged at 92.4% for the nine-month period ended September 30, 2007 compared to 92.3% for the same period in 2006.

Income before income taxes was $3,393,962 for the nine months ended September 30, 2007 compared to $3,553,738 for the nine months ended September 30, 2006. After income tax expense of $1,408,600 for the nine months ended September 30, 2007, net income was $1,985,362 in 2007 compared to $2,032,438 in 2006, a decrease of $47,076 or 2.3%. Income before income taxes for the quarter ended September 30, 2007 was $986,792 compared to $910,724 for the quarter ended September 30, 2006. After income tax expense of $396,800 in the third quarter of 2007, net income was $589,992 compared to $524,433 for the third quarter of 2006, an increase of $65,559 or 12.5%. The effective income tax rate year-to-date in 2007 is 41.5% compared to 42.8% for the year-to-date period in 2006.

Contingencies:

There have been no material changes in our contingencies since those reported at December 31, 2006.

Liquidity and Capital Resources:

Cash provided by operating activities during the period January 1, 2007 through September 30, 2007 was $2,472,417, resulting primarily from net income of $1,985,362, depreciation of $1,471,690, and an increase in accounts payable and accrued wages and payroll taxes of $331,910, primarily caused by a $264,000 increase in trade accounts payable and a $142,000 increase in amounts payable to out-of-state tracks for settlements, these items are partially offset by an decrease in due to MHBPA of $714,748 resulting primarily from purse overpayments. Cash provided by operating activities during the period January 1, 2006 through September 30, 2006 was $2,422,679, resulting primarily from net income of $2,032,438; depreciation of $1,347,475; and an increase in accounts payable and accrued wages and payroll taxes of $705,468, consisting of a $241,000 increase in trade accounts payable, a $156,000 increase in deferred revenues for corporate sponsorships, a $313,000 increase in amounts payable to out-of-state tracks for settlements.

Pursuant to an agreement with the MHBPA, during the nine months ended September 30, 2007 and 2006, the Company transferred into a trust account or paid directly to the MHBPA approximately $6,850,000 and $7,025,000, respectively. At September 30, 2007, the MHBPA owed the Company $574,467 resulting from purse overpayments by the horsemen during the live race meet that ended September 3, 2007. This receivable will be collected in the fourth quarter of 2007.

Net cash used in investing activities for the first nine months of 2007 of $1,818,653 resulted primarily from the acquisition of equipment for food and beverage operations of $227,000, a poker room management system of $295,000, upgrades to the grandstand building of $402,000, and upgrades to our surveillance systems of $430,000. During the nine-month period ended September 30, 2006, net cash used for investing activities was $2,693,210 related primarily to improvements to the backside barns and facilities related to live racing.

During the period January 1, 2007 through September 30, 2007, cash used in financing activities was $773,295 resulting from a $.25 per share cash dividend paid to shareholders of $1,027,695. In addition, pursuant to a Stock Repurchase Plan approved in November 2006, the Company repurchased 4,381 shares of common stock for a total price of $54,954. These outflows were partially offset by the receipt of $244,931 from the exercise of stock options. During the period January 1, 2006 through September 30, 2006, cash used in financing activities was $577,844 resulting from a $.25 per share cash dividend paid to shareholders of $1,010,796, partially offset by the receipt of $359,700 from the exercise of stock options.

The Company has renewed a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $2,250,000 with interest at the prime rate until April 20, 2009. The Company had no borrowings under the line of credit at September 30, 2007 or December 31, 2006. The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements at all times throughout the quarter ended September 30, 2007.

Unrestricted cash balances at September 30, 2007 were $5,626,025 compared to $5,745,556 at December 31, 2006. The Company believes that the funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements for regular operations for the foreseeable future.

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

Land, Buildings and Equipment - We have significant capital invested in our property and equipment, which represents approximately 70.8% of our total assets. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired. Our property and equipment is evaluated for impairment whenever circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value and is charged to operations in the period in which such impairment is determined by management. We do not believe that any impairment has occurred or is likely to occur in the near future.

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

ITEM 3:                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on borrowings under our commercial revolving credit line that bears interest at the prime rate. At September 30, 2007 we have no debt borrowings under our credit facility.

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

Canterbury Park Holding Corporation

Dated: November 14, 2007	/s/ Randall D. Sampson
Randall D. Sampson,
President, and Chief Executive Officer

Dated: November 14, 2007	/s/ David C. Hansen
David C. Hansen,
Vice President, and Chief Financial Officer