Form 10-K
period 2007-12-31
CANTERBURY PARK HOLDING CORP
filed 2008-03-31
CIK 926761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

YES	☐	NO	☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates based on the price at which the Company’s common stock was last sold on the American Stock Exchange, on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $31,410,000.

On March 14, 2008, the Company had 4,122,285 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, to be held on June 5, 2008, are incorporated by reference into Part III of this Form 10-K.

CANTERBURY PARK HOLDING CORPORATION

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2007

Item 1.           BUSINESS

(a) General Development of the Business

Canterbury Park Holding Corporation (the “Company”) conducts pari-mutuel wagering operations and hosts “unbanked” card games at its Canterbury Park Racetrack and Card Club facility (the “Racetrack”) in Shakopee, Minnesota.  The Company’s pari-mutuel wagering operations include both wagering on live thoroughbred and quarter horse races at the Racetrack and wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”).  Unbanked card games, in which patrons compete against each other, are hosted in the Card Club at the Racetrack.  The Company also derives revenues from related services and activities, such as concessions, parking, advertising, admissions, programs, a recreational vehicle park and from other entertainment events held at the Racetrack.

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

(b) Financial Information About Segments

The Company divides its business into three segments: horse racing, card club and concessions. The horse racing segment represents simulcast and live racing operations.  The card club segment represents operations of the Card Club, and the concessions segment represents food and beverage services for simulcast and live racing, the Card Club and during special events. Further information regarding the Company’s business segments is set forth in Note 11 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K, and such information is incorporated herein by reference.

(c) Narrative Description of Business

(i)                                    Horse Racing Operations

The Company’s horse racing operations consist of year-round pari-mutuel wagering on simulcast horse races (“simulcasting”) and live thoroughbred and quarter horse races (“live meets”) held on a seasonal basis beginning in May and concluding in September.

Live Racing.

In 2007, the Racetrack hosted 68 days of live racing beginning May 5th and concluding September 3rd.  The meet included 45 days of mixed thoroughbred and quarter horse racing and 23 days of thoroughbred only racing.  The 2006 live meet was also 68 days long, beginning May 6th and ending September 4th, and consisted of 44 days of mixed thoroughbred and quarter horse racing and 24 days of thoroughbred only racing.

Currently, Minnesota law requires the Racetrack to schedule a minimum of 125 days of live racing annually, unless the Minnesota Horsemen’s Benevolent and Protective Association (the “MHBPA”) agrees to a lesser number of live racing days.  Since 1995, the MHBPA has agreed to waive the 125-day requirement and has allowed the Company to run a live meet of at least 50 days each year.  After 2008, no assurance can be given that the MHBPA will agree to a shorter live meet than the 125-day statutory minimum.  If the MHBPA does not agree to a live meet shorter than 125 days, the Company’s operations could be adversely impacted by a decrease in the daily purses, potential reduction in quality of horses, lower attendance, lower overall handle and increased operating expenses.

Simulcasting.

Simulcasting is the process by which live horse races held at one facility (the “host track”) are transmitted simultaneously to other locations that allow patrons at each receiving location (the “guest track”) to place wagers on races transmitted from the host track.  Monies are collected at the guest track and the information with respect to the total amount wagered is electronically transmitted to the host track.  All of the amounts wagered at guest tracks are combined into the appropriate pools at the host track with the final odds and payouts determined upon all the monies in the respective pools.

The Company offers “full card” simulcast racing (broadcasting of another racetrack’s entire daily live racing program) from up to 20 racetracks per day, seven days a week, 364 days per year, including Churchill Downs, Hollywood Park, Santa Anita, Gulfstream Park, Belmont Park and Saratoga Racecourse.  In addition, races of national interest, such as the Kentucky Derby, Preakness Stakes and Breeders’ Cup, supplement the regular simulcast program.  The Company regularly evaluates its agreements with other racetracks in order to offer the most popular simulcast signals of live horse racing that are feasible.

Under applicable provisions of federal and state law, the Racetrack must obtain the consent of the state’s regulatory authority and the organization which represents the majority of the owners and trainers of the horses who race at the Racetrack with respect to simulcast operations both as a host and guest track.  In Minnesota, such consent must be obtained from the MHBPA and the MRC.

(ii)                                Card Club Operations

The Card Club is open 24 hours per day, seven days per week, offering two variations of unbanked card games: Poker and Casino Games.

Poker games, including Texas Hold ‘Em, 7-Card Stud and Omaha, with betting limits ranging between $2 and $60, are currently offered on a maximum of 34 tables in the poker room.  A dealer, employed by the Company, regulates the play of the game at each table and deals the cards but does not participate in play.  In poker games, the Company is allowed to deduct a percentage from the accumulated wagers and impose other charges for hosting the activity but does not have an interest in the outcome of a game.  The Company may add additional prizes, awards or money to any game for promotional purposes.  The Company collects a “rake” of 10% of each addition to the “pot”, up to a maximum of $5.00 per hand, as its collection revenue.  In addition, poker games offer progressive jackpots for most games.  In order to fund the jackpot pool, the dealer withholds $1.00 from each final pot in excess of the $15 minimum.

Casino Games, including Pai Gow Poker, Blackjack, Caribbean Stud, Let-It-Ride, Three Card Poker and Four Card Poker, are currently offered at 16 of the 50 tables in the Card Club.  The Company’s Casino Games are required by law to be “unbanked.”  “Unbanked” refers to a wagering system or game where wagers lost or won in card games are accumulated into a player pool liability for purposes of enhancing the total amount paid back to winning players. The Company may only serve as custodian of the player pool, may not have an active interest in any card game and does not recognize amounts that dealers “win” or “lose” during the course of play as revenue.  The Company also takes a “rake” of $.50 to $3.00 per wager, depending on the game and size of wager, for the Company’s collection revenue.  The only casino game to offer a progressive jackpot is Caribbean Stud.  The player has the option of playing the jackpot and has the opportunity to win some or all of the jackpot amount, depending upon his hand.

(iii)                            Special Events

While pari-mutuel horse racing and Card Club operations are the Company’s principal businesses, the Company’s facilities are capable of being used for multiple purposes.  In an effort to more fully utilize the property and to generate additional revenues, the Company has increasingly used its grandstand, grounds and parking lot for special events and rentals.  While the use of the Company’s facilities for particular special events and purposes varies from year to year, the following are among the types of events and purposes for which the

Company’s facilities have been used: snowmobile races, major arts and crafts shows, trade shows, concerts, fundraisers, automobile shows and competitions, vehicle and boat storage and private parties.

 (iv)                            Sources of Revenue

General.

The Company’s revenues are principally derived from Card Club operations, wagering on live and simulcast horse races and concession sales.  For the fiscal year ended December 31, 2007, revenues from Card Club operations represented 53.8% of total revenues, wagering on horse races generated 28.7% of total revenues and concessions revenue represented 11.4% of total revenues.

Card Club Operations.

The Company receives revenue from its Card Club, which operates 24 hours per day, seven days per week.  The Company currently receives collection revenue from 34 poker tables and 16 tables offering casino games.  Under Minnesota law, the Company is required to pay 10% of the first $6 million of gross Card Club revenues towards purses for live horse racing at the Racetrack.  After meeting the $6 million threshold, the Company must pay 14% of gross Card Club revenues as purse monies, although by agreement with the MHBPA, the Company paid 15% of Card Club collection revenues into the purse fund in 2007 and 2006.  Of funds allocated for purses, the Company pays 10% of the purse monies to the State of Minnesota Breeders’ Fund, with the remaining 90% of purse monies divided between thoroughbred (90%), quarter horse (9%) and standard bred (1%) purse funds.

Pari-mutuel wagering – General.

In pari-mutuel wagering, bettors wager against each other in a pool, rather than against the operator of the facility or with preset odds.  From the total amount wagered (“handle”), the Minnesota Pari-Mutuel Horse Racing Act (the “Racing Act”) specifies the maximum percentage, referred to as the “takeout,” which may be withheld by the Racetrack, with the balance returned to the winning bettors.  The takeout constitutes one of the Racetrack’s primary sources of operating revenue.  From the takeout, funds are set aside for purses and paid to the State of Minnesota for pari-mutuel taxes and the Minnesota Breeders’ Fund (the “Breeders’ Fund”), which is a fund apportioned by the MRC among various purposes related to Minnesota’s horse breeding and horse racing industries.  The balance of the takeout remaining after these deductions is commonly referred to as the “retainage.”

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

The amount of takeout earned by the Company depends on where the race is run and the form of wager (straight or exotic).  Net revenues from pari-mutuel wagering on live races run at the Racetrack consist of the total amount wagered, less the amounts paid (i) to winning patrons, (ii) for purses, (iii) to the Breeders’ Fund and (iv) for pari-mutuel taxes to the State of Minnesota.  Net revenues from pari-mutuel wagering on races being run at out-of-state racetracks and simulcast to the Racetrack have similar expenses but also include a host fee payment to the host track.  The host fee, which is calculated as a percentage of monies wagered (generally 2.50% to 4.50%), is negotiated with the host track and must comply with state laws governing the host track.

Wagering on Live Races.

The Racing Act establishes the maximum takeout that may be deducted from the handle.  The takeout percentage on live races depends on the type of wager.  The total maximum takeouts are 17% from straight wagering pools and 23% from exotic wagering pools.  From this takeout, Minnesota law requires deductions for purses, pari-mutuel taxes and the Breeders’ Fund.

While the Racing Act provides that a minimum of 8.4% of the live racing handle is to be paid as purses to the owners of the horses, the size of the purse is subject to further agreement with the horsepersons’ associations.  The Breeders’ Fund receives 1% of the handle.  The pari-mutuel tax applicable to wagering on all simulcast and live races is 6% of takeout in excess of $12 million during the twelve-month period beginning July 1 and ending the following June 30.

The following table sets forth the percentage distribution of each dollar wagered on live races at the Racetrack, as established by the Racing Act, and the Racetrack’s retainage for the years ended December 31, 2007 and 2006:

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

Wagering on Simulcast Races.

The amount of takeout from simulcast wagering is determined by the laws of the state in which the host track is located.  In addition, the Racing Act establishes a minimum that must be set aside from simulcasting for purse payments on racing within Minnesota.  Different amounts are deducted for purses from the takeout depending on whether simulcasting occurs during the “Racing Season,” a statutorily defined 25-week period beginning in early May each year, or outside of the Racing Season.  If simulcasting occurs during the Racing Season, the amount set aside for purses further depends on whether the simulcasting is part of a full racing card that occurs during the part of the day that live races are conducted at the Racetrack.  For races that are part of a full simulcast racing card that takes place within the time of live races at the Racetrack, the amount reserved for purse payout is 8.4%.  For simulcasting conducted during the Racing Season that does not occur within the time period of live races, the purse is equal to 50% of the takeout remaining after deductions for pari-mutuel taxes, payments to the Breeders’ Fund and payments to the host racetrack for host track fees.  For simulcasting conducted outside of the Racing Season, the amount that must be contributed to the purses is 25% of the takeout after deducting pari-mutuel taxes, payments to the Minnesota Breeders’ Fund and host fee payments to the host racetrack.

The following table sets forth the approximate percentage distribution of each dollar wagered for races simulcast at the Racetrack and the Racetrack’s retainage for the years ended December 31, 2007 and 2006:

	During Racing Season
	Concurrent with Live Card		Not Concurrent with Live Card		Outside of Racing Season

Returned to Winning Patrons (1)		80.50%		80.50%		80.50%
Minnesota Breeders’ Fund	1.00		1.00		1.10
Minnesota Pari-Mutuel Taxes (2)	.19		.19		.19
Purse (3)	8.40		7.49		1.70
Host Track Fees (4)	3.50		3.50		3.50
Racetrack Retainage (3)	6.41		7.32		13.01
Total Takeout		19.50		19.50		19.50

Total Handle		100.00%		100.00%		100.00%

(1)                                  This amount will depend upon the takeout at the host racetrack. This percentage is determined by local and state law applicable to the host track and ranges from 75.0% to 85.0%.

(2)                                  The current pari-mutuel tax structure exempts the first $12 million of takeout during a statutorily mandated twelve-month period.  The total pari-mutuel tax liability for a twelve-month period will depend upon the total takeout during that period.

(3)                                  Although Minnesota law specifies purse percentages, the actual percentage is determined by agreement between the Racetrack and the MHBPA.  For the year ended December 31, 2006, the MHBPA allowed a 3.7% expense deduction, and in 2007, the expense deduction allowed was 2.1%.  In 2008, the expense deduction is estimated to be 2.1%.

(4)                                  Payments to the host track generally range from 2.5% to 4.5% of total handle, subject to negotiation with each host track.  For purposes of this table, the host track fee is assumed to be 3.5%.

Concessions Revenue.

The Company earns revenue from food and beverage sales in its restaurant, group catering areas and numerous concession stands located throughout the facility.  Food and beverage sales are offered during live and simulcast racing in the Card Club and during special events.

Other Revenue.

The Company generates cash revenues from the receipt of admission and reserved seating charges, preferred and valet parking and the sales of various daily pari-mutuel publications.  Additional revenues are derived from the operation of an RV Park during the summer months and the use of the facility year round for special events such as concerts, trade and craft shows, snowmobile racing, business meetings, private parties, horse expositions and sales, boat and automobile storage and community events.  The Company also generates revenue from providing advertising signage space, similar to that appearing at many sports stadiums, and leases excess parking lot space for various automotive activities and vehicle storage.

(v)                                   Competition

From 1994 through 2004, the Company was the only racetrack licensed to operate in the State of Minnesota.  On January 20, 2005, the MRC granted a license to the North Metro Harness Initiative, LLC (“NMHI”) to construct and operate a harness racetrack in Columbus Township, Anoka County, MN.  Columbus Township is approximately 50 miles from Canterbury Park.  This license authorizes NMHI to engage in pari-mutuel wagering on live and simulcast racing for standardbred (harness) horses.  NMHI has stated they intend to commence operations in April 2008.  Current Minnesota state law permits licensed racetracks to operate a card room with up to 50 tables subject to completion of a 50-day live race meet and regulatory approval of a card room plan of operation.  NMHI has publicly stated its intentions to obtain a license to operate a card room at the completion of the minimum 50 live race days.  Currently, NMHI has also proposed a bill to allow pari-

mutuel simulcast racing of all breeds at its racetrack.  As of the date of this report, this bill had passed the floor of the Senate in the Minnesota Legislature but had yet to be voted on by the House of Representatives.

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

The Company competes with racetracks located throughout the United States in securing horses to run at the Racetrack.  Attracting owners and trainers is largely dependent on the ability to offer large purses.  The Company experiences significant competition for horses from racetracks located near Des Moines, Iowa and Chicago, Illinois, both of which offer substantially larger purses than the Company.  This competition is expected to continue for the foreseeable future.

(vi)                               Regulation

General.

The ownership and operation of the Racetrack in Minnesota is subject to significant regulation by the MRC under the Racing Act and the rules adopted by the MRC.  The Racing Act provides for the allocation of each wagering pool to winning bettors, the Racetrack, purses, pari-mutuel taxes and the Breeders’ Fund and empowers the MRC to license and regulate substantially all aspects of horse racing in the State.  The MRC, among other things, grants operating licenses to racetracks after an application process and public hearings, licenses all employees of a racetrack, jockeys, trainers, veterinarians and other participants, regulates the transfer of ownership interests in licenses, allocates live race days and simulcast-only race days, approves race programs, regulates the conduct of races, sets specifications for the racing ovals, animal facilities, employee quarters and public areas of racetracks, regulates the types of wagers on horse races, and approves significant contractual arrangements with racetracks, including management agreements, simulcast arrangements, totalizator contracts and concessionaire agreements.

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

Issuance of Class A, and Class B Licenses to the Company.

The Company holds a Class A License, issued by the MRC, which allows the Company to own and operate the Racetrack.  The Class A License is effective until revoked, suspended by the MRC or relinquished by the licensee.  Currently, the fee for a Class A License is $253,000 per fiscal year.

The Company also holds a Class B License, issued by the MRC, that allows the Company to sponsor and manage horse racing on which pari-mutuel wagering is conducted at its Class A licensed racetrack and on other horse races run at out-of-state locations as authorized by the MRC.  The Class B License is renewable each year by the MRC after a public hearing (if required by the MRC).  Currently, the fee for the Class B License is $500 for each assigned race day on which live racing is actually conducted and $100 for each day on which simulcasting is authorized and actually takes place.

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

Limitation on Ownership and Management of an Entity, which holds a Class A License and/or Class B License.

The Racing Act requires prior MRC approval of all officers, directors, 5% shareholders or other persons having a present or future direct or indirect financial or management interest in any person applying for a Class A and Class B license, and if a change of ownership of more than 5% of the licensee’s shares is made after an application is filed or the license issued, the applicant or licensee must notify the MRC of the changes within five days of this occurrence and provide the information required by the Racing Act.

Card Club Regulation.

The MRC is authorized by law to regulate Card Club operations, and the law requires that the Company reimburse the MRC for its actual costs, including personnel costs, of regulating the Card Club.  For fiscal years ended December 31, 2007, and 2006, the Company paid $128,000 and $120,000, respectively, to the MRC as reimbursement for costs of regulating card club operations.

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

(vii)                           Legislation

The Company did not propose or support any legislation during the 2007 biannual session of the Minnesota Legislature to pursue our Racino proposal that has been discussed in our previous flings with the SEC, mainly because the composition of the Minnesota Legislature following the November 2006 elections was viewed as unlikely to favorably entertain our Racino proposal.  Based on the success of several Racinos in other states, we continue to believe that if a Racino was authorized at the Racetrack, it would enhance horseracing with increased purses, provide growth and development opportunities for the Company and provide significant new tax revenues for state and local governments.

In May 2007, a bill passed in the Minnesota Legislature severely restricting smoking in all public places in Minnesota, including at the Racetrack, effective October 1, 2007.  Tribal casinos located in Minnesota are not covered by this legislation and will continue to offer various gaming alternatives, including card games, in an environment that allows smoking.  Since October 1, 2007, this legislation has had, and may continue to have, a significant adverse effect on the Company’s revenues and profits.  The Company believes that simulcast customers who smoke and have left our facilities are wagering on the Internet.  The Company also believes card club customers who smoke are now patronizing tribal casinos where smoking is permitted.

(viii)                       Marketing

The Company’s primary market is the seven-county Minneapolis-Saint Paul metropolitan area plus the two counties to the south of the Racetrack. Current demographic information indicates that approximately 2.2 million adults age 18 and older reside within the primary market.  The City of Shakopee, located in the southwestern portion of the metropolitan area, is one of the fastest growing communities in the region and Scott County is one of the fastest growing counties in the country.  Between 2005 and 2010, the population of adults age 18 and older in the primary market is expected to increase by an estimated 6.7%.

To support its pari-mutuel horse racing and Card Club businesses, the Company conducts year-round marketing efforts to maintain the loyalty of live racing and simulcast patrons and attract new racing and Card Club customers.  The Company utilizes newspapers and television advertising, the Internet, other print media, radio and direct mail.  Often, the Company combines its marketing efforts to communicate the excitement of both wagering on horse racing and card playing.  In addition to its regular advertising program, the Company conducts numerous special promotions and handicapping contests to increase simulcast patronage and maintains successful pari-mutuel player and Casino Games player rewards programs.  In addition, the development and maintenance of a customer database over the past several years has enabled the Company to effectively utilize direct mail advertising.

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

(ix)                              Employees

At March 24, 2008, the Company had 381 full-time employees and 273 part-time employees.  On a seasonal basis, the Company adds approximately 120 full-time and 250 part-time employees for live racing operations from early May until early September.  The Company’s management believes its employee relations are good.

(x)                                  Executive Officers

The executive officers of the Company, their ages and their positions with the Company are as follows:

Name	Age	Position with Company

Randall D. Sampson	49	President, CEO and General Manager

David C. Hansen	51	Vice President of Finance, CFO and Secretary

Mark A. Erickson	51	Vice President of Facilities

Jerrold J. Fuller	63	Vice President of Card Club Operations

Michael J. Garin	52	Vice President of Hospitality and Assistant Secretary

Eric A. Halstrom	39	Vice President of Racing and Simulcasting

John R. Harty	63	Vice President of Marketing

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

David C. Hansen joined the Company in July 2001 as Vice President of Finance and Chief Financial Officer.  From 2000 to 2001, Mr. Hansen served as Director of Accounting for Prairie Meadows Racetrack and Casino in Altoona, IA, one of the nations first Racino operations.  He served as Controller and later Director of Finance at Treasure Island Resort & Casino, in Red Wing, MN, from 1993 until 2000.  Mr. Hansen earned his CPA certification in 1983.  Mr. Hansen is a member of the Minnesota Society of Certified Public Accountants, the Hospitality Financial and Technology Professionals Association, and the Financial Executive International.

Mark A. Erickson has been Vice President of Facilities since May 1997, serving as the Racetrack’s Director of Facilities since April 1994.  From 1992 to 1994, Mr. Erickson served as Maintenance Supervisor for the Mall of America, supervising the interior maintenance for one of the largest shopping malls in North America.  Mr. Erickson was Master Electrician for Canterbury Downs from 1986 to 1992, supervising the installation and maintenance of all electrical equipment.

Jerrold J. Fuller has been Vice President of Card Club Operations since June of 2005.  He previously worked in various capacities for the Company including most recently as the Executive Director of Card Club Operations.  He joined the Company in February 2000 as a Poker Shift Manager and played a significant role in the opening of the Card Club in April of that year.  Mr. Fuller has been employed in the gaming industry since 1968 in California, Montana, and Louisiana and is currently a member of the Poker Tournament Directors Association of America.

Michael J. Garin has been Vice President of Hospitality since May of 1997. He had served as President of Canterbury Park Concessions, Inc. since September 1995.  From 1993 to 1994, Mr. Garin served as Food & Beverage Supervisor for Little Six, Inc., one of the largest tribal casino operations in the country.  Mr. Garin was President of MMR Vending, Inc., a regional vending company, from 1988 to 1992.  Prior to 1988, he was a Regional Director at General Mills Restaurant Group overseeing seven restaurants in three states.

Eric A. Halstrom has been Vice President of Racing and Simulcasting since June of 2005.  Employed at Canterbury Park since 1997, Mr. Halstrom has worked in various capacities for the Company including most recently as the Executive Director of Teleracing Operations.  Prior to his employment with Canterbury Park, Mr. Halstrom worked for Churchill Downs Management Company from 1994 to 1997 and was their Director of Off-Track Betting Operations in Indiana.  Mr. Halstrom serves on the Board of Directors of the North Star Problem Gambling Alliance and the Minnesota affiliate of the National Council on Problem Gambling.

John R. Harty joined the Company in February 2000 as Vice President of Marketing.  From 1996 to 1999, Mr. Harty served as President of Minneapolis based Sun Products, a manufacturer of sporting goods and pet products.  He served that company as Vice President of Sales and Marketing from 1992 to 1996.  From 1977 to 1991, Mr. Harty worked for Genesco, a billion dollar footwear company.  He served as Executive Vice President in charge of Sales and Marketing for its Hosiery Divisions located in New York City.  Mr. Harty currently serves on the Board and as Vice Chairman of the Shakopee Area Chamber of Commerce.

Item 1A.  RISK FACTORS

The Company is subject to risk factors that may affect our operating results.  Such risk factors include, but are not limited to, the matters discussed below as well as the additional risks discussed under Forward Looking Statements on page 28 of this Form 10-K for additional risks to which the Company is exposed.

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

In addition, another racetrack will begin competing with the Company.  In early 2005, the MRC granted a license to NMHI to construct and operate a harness racetrack in Columbus Township, Anoka County, MN, which is approximately 50 miles from the Racetrack.  This license authorizes NMHI to engage in pari-mutuel wagering on live and simulcast racing for standardbred (harness) horses.  In addition, Minnesota law permits licensed racetracks to operate a card room with up to 50 tables after completing a 50-day live race meet and regulatory approval of a card room plan of operation.  NMHI has publicly stated its intentions to obtain a license to operate a card room at the completion of the minimum 50 live race days.  Currently, NMHI has also proposed a bill to allow pari-mutuel simulcast racing of all breeds at its racetrack.  As of the date of this report, this bill had passed the floor of the Senate in the Minnesota Legislature but had yet to be voted on by the House of Representatives.

We expect competition for our existing and future operations to increase both from NMHI and as existing tribal casinos expand their operations.  In addition, several of our tribal gaming competitors have substantially larger marketing and financial resources than we do.  We are unable to predict with any certainty the effects of existing and future competition on our operating results.

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

Our operations and oversight by the MRC are ultimately subject to the laws of Minnesota and there exists the risk that these laws may be amended in ways adverse to our operations.  In particular, we are required to pay taxes and fees in addition to normal federal, state and local income taxes, and such taxes and fees are subject to increase at any time.  From time to time, state and local legislators and officials have proposed changes in tax laws, or in the administration of laws affecting our industry, such as the allocation of each wagering pool to winning bettors, the Racetrack, purses and the Breeders’ Fund.  In addition, poor economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes.  It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws.  Such changes, if adopted, could have a material adverse effect on our operations.

We are also subject to laws in Minnesota that affect businesses generally.  It is possible, as a result of the legislative process, that legislation directly or indirectly adverse to the Company may be enacted into law.  As previously discussed under Legislation above, in May 2007, a bill passed in the Minnesota Legislature severely restricting smoking in all public places in Minnesota, including at the Racetrack, effective October 1, 2007.  Tribal casinos located in Minnesota are not covered by this legislation and will continue to offer various gaming alternatives, including card games, in an environment that allows smoking.  Since October 1, 2007, this legislation has had, and may continue to have, a significant adverse effect on the Company’s revenues and profits.  The Company believes that simulcast customers who smoke and have left our facilities are wagering on the Internet.  The Company also believes card club customers who smoke are now patronizing tribal casinos where smoking is permitted.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2.           PROPERTIES

General.

The Company’s facilities, which are operated under the name “Canterbury Park Racetrack and Card Club,” are a modern complex of buildings and grounds, generally comparable to other major racetracks located throughout the country.  The Racetrack’s grandstand has a patron capacity of approximately 10,000 within enclosed areas and a maximum patron capacity of over 30,000 including outside areas around the grandstand.  The grandstand and most public outdoor areas contain numerous pari-mutuel windows, odds information boards, video monitors, concessions stands and other amenities.  The audio/visual system includes over 600 television monitors with most areas providing multi-screen viewing of the races.

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

Racing Surfaces.

The racing surfaces consist of a one-mile oval dirt/limestone track and a 7/8 mile oval turf course.  The dirt track includes a mile and one-quarter front stretch chute, a 6-1/2 furlong backstretch chute and a 3-½ furlong chute and is lighted for night racing.

Grandstand.

The grandstand is a modern, air-conditioned enclosed structure of approximately 275,000 square feet with a variety of facilities on six levels.  The lower level contains space for support functions such as jockey quarters, administrative offices, Racing Commission offices, first aid, mechanical and electrical rooms.  The track level includes pari-mutuel windows, restrooms, a variety of concession stands and other services as well as the Card Club which occupies 27,000 square feet on the track level. The mezzanine level contains 1,320 fixed seats in a glass-enclosed, air-conditioned area and an additional 3,000 seats located outside.  In addition to the seats, the mezzanine Level contains pari-mutuel windows, restrooms, concession stands and other guest facilities. A portion of the mezzanine level is currently being used as a simulcast center during live racing, and for banquets and other events during the off-season.  The kitchen level is an intermediate level located between the mezzanine and clubhouse floors.  It contains a full-service kitchen which supports a full dining menu for the track-side dining terraces on the clubhouse level and food preparation for the other concession areas.  The clubhouse level is a multi-purpose area serving as a simulcast center during wagering sessions on televised races, as well as a full-service dining area during the live racing season.  The clubhouse level includes 325 trackside tables, each equipped with a television set, with a total seating capacity of 1,200 patrons and an additional 1,000 seats are located in lounges located throughout the area.  The press box and officials’ level is located in the roof trusses over the clubhouse and contains work areas for the press, racing officials, closed-circuit television, photo finish and the track announcer.  In addition, the grandstand was structurally built to accommodate skyboxes under the press box/officials’ level, although none have yet been constructed.  Escalators and elevators are available to move patrons among the various levels within the grandstand.

Barn and Backside Facilities.

The stable area consists of 33 barns with a total of approximately 1,650 stalls.  In the stable area, there are 216 dormitory rooms for the grooms and others working at the Racetrack.  The stable area also contains a combination racing office and cafeteria/recreation building for stable personnel, two blacksmith buildings and a one half mile training track.

Parking.

Approximately 7,500 paved parking spaces are available for patron and employee automobiles at the Racetrack, including parking spaces that are reserved for handicapped patrons.  The Racetrack also has unpaved areas available for overflow parking for approximately 5,000 additional automobiles.  Areas are also reserved for bus parking.

RV Park.

The Company owns and operates a recreational vehicle (RV) park, located two miles from the Racetrack in Shakopee, Minnesota on approximately 29 acres adjacent to the Minnesota River.  The RV Park has 68 independent sites and 40 dependent sites, an indoor swimming pool, laundry facilities, game room and mini store.  The sites are rented to horsemen participating in Canterbury’s racing operations, seasonal employees and the general public.

Undeveloped Land.

Approximately 100 acres of the 380 acres owned by the Company are not necessary for current operations.  This property could be sold in whole or in part, depending upon future opportunities.  The Company regularly evaluates other business activities and development opportunities that would maximize the use of the real estate surrounding the Racetrack and which would complement the Company’s primary businesses of horse racing and card club operations.  In 2007, the Company conducted planning and research to develop a portion of our land into a unique retail and entertainment destination.

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

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

PART II

Item 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)                                  MARKET INFORMATION

The Company’s Common Stock trades on the American Stock Exchange under the symbol ECP.  The table set forth below indicates the high and low sale prices for the Common Stock in the quarterly periods ending December 31, 2007 and 2006.

	2007		2006
	High	Low	High	Low

Common Stock

First Quarter	$14.51	$13.06	$15.00	$13.60
Second Quarter	14.69	11.00	14.50	13.35
Third Quarter	13.55	11.45	13.80	12.50
Fourth Quarter	12.94	10.01	13.69	12.60

(b)                                  HOLDERS

At March 14, 2008, the Company had 768 holders of record of its common stock.  In addition, on that date, a depository company held approximately 2,617,000 shares as nominee for an estimated 1,733 beneficial holders.

(c)                                  DIVIDENDS

The Company paid special cash dividends on its common stock of $.25 per share on July 13, 2007 and $.25 per share on July 14, 2006.  The Company has not adopted any policy regarding the payment of dividends and further dividend payments, if any, would require Board of Director approval.

(d)                                  INFORMATION REGARDING EQUITY COMPENSATION PLANS

The following table sets forth information as of December 31, 2007 regarding our equity compensation plans.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category (1)	(a) Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in column (a))

Equity compensation plans approved by security holders:
1994 Stock Plan	605,900	$11.00	173,500
1995 Employee Stock Purchase Plan	—	—	121,395

Equity compensation plans not approved by security holders:
Stock Option Plan for Non-Employee Consultants and Advisors (2)	—	—	172,500

Total	605,900		467,395

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

(e)                                  INFORMATION REQUIRED BY ITEM 201(e) OF REGULATION S-K

Canterbury Park is not required to provide the information requested by this Item as it qualifies as a smaller reporting company.

(f)                                    INFORMATION REQUIRED BY ITEM 701 OF REGULATION S-K

Not applicable.

(g)                                 INFORMATION REQUIRED BY ITEM 703 OF REGULATION S-K

As reflected in the following table, on November 2, 2006 the Company announced that its Board of Directors authorized the repurchase of up to 100,000 shares of the Company’s common stock.  On December 6, 2006, the Company repurchased 53,050 shares of common stock at a price of $13.10 per share for an aggregate purchase price of $694,955.  During 2007, the Company repurchased the remaining 46,950 shares at an average price of $11.59 per share for a total of $544,110.  A month-by-month breakdown of purchases is included in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Nov 1 to Nov 30, 2006	—	—	—	100,000
Dec 1 to Dec 31, 2006	53,050	$13.10	53,050	46,950
Jan 1 to Jan 31, 2007	—	—	—	46,950
Feb 1 to Feb 28, 2007	—	—	—	46,950
Mar 1 to Mar 31, 2007	—	—	—	46,950
Apr 1 to Apr 30, 2007	—	—	—	46,950
May 1 to May 31, 2007	—	—	—	46,950
Jun 1 to Jun 30, 2007	—	—	—	46,950
Jul 1 to Jul 31, 2007	—	—	—	46,950
Aug 1 to Aug 31, 2007	3,555	$12.54	56,605	43,395
Sept 1 to Sept 30, 2007	826	$12.56	57,431	42,569
Oct 1 to Oct 31, 2007	16,925	$12.02	74,356	25,644
Nov 1 to Nov 30, 2007	20,602	$11.12	94,958	5,042
Dec 1 to Dec 31, 2007	5,042	$11.25	100,000	0
Total	100,000		100,000	0

Item 6.           SELECTED FINANCIAL DATA

(In thousands except for per share amounts)

	Year Ended December 31
	2007	2006	2005	2004	2003

OPERATING DATA

Net Revenues	$52,880	$55,840	$54,920	$54,428	$47,471

Operating expenses	48,723	50,660	49,474	47,661	42,212

Income Before Income Tax Expense	4,486	5,459	5,565	6,801	5,299

Income Tax Expense	(1,865)	(2,334)	(2,512)	(2,939)	(2,429)

Net Income	$2,621	$3,125	$3,053	$3,862	$2,870

Basic Net Income per Share	$.65	$.78	$.78	$1.02	$.78
Diluted Net Income per Share	.62	.74	.73	.92	.70
Dividends per Share	.25	.25	.25	.25	.15

Cash Flow from Operations	$4,608	$5,973	$4,714	$6,336	$4,702

	At December 31
	2007	2006	2005	2004	2003

BALANCE SHEET DATA

Land, Buildings & Equipment	$25,038	$24,904	$22,694	$20,439	$17,113

Total Assets	36,106	34,351	31,440	28,223	22,418

Stockholders’ Equity	28,578	26,860	24,358	20,996	16,826

Book Value per Share	$7.00	$6.63	$6.15	$5.47	$4.53

Number of Common Shares Outstanding at Year End	4,084	4,051	3,960	3,836	3,714

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

STRATEGIC OVERVIEW

Canterbury Park Holding Corporation (the “Company”) was incorporated under the laws of Minnesota and acquired land and buildings to conduct pari-mutuel horse racing operations (the “Racetrack”) in March 1994.  The Racetrack is located in Shakopee, Minnesota, approximately 25 miles southwest of downtown Minneapolis.  In May 1994, we commenced year-round horse racing simulcast operations and hosted the first annual live race meet during the summer of 1995.  Our live racing operations are a seasonal business as we host live race meets each year from early May until Labor Day.  We earn additional pari-mutuel revenue by televising our live racing to out-of-state Racetracks around the country.  We also derive revenues from related services and activities, such as advertising, admissions, parking and publication sales and from other entertainment events and activities held at the Racetrack.

In April 2000, we opened Canterbury Park’s Card Club (the “Card Club”).  The Card Club operates 24 hours a day, seven days a week and is limited by Minnesota State law to a maximum of 50 tables.  The Card Club currently offers 34 tables of Poker Games and 16 tables of Casino Games.

Our three largest sources of revenues, Card Club operations, pari-mutuel operations and concessions sales, generate cash revenues.  Consequently, the Company is highly liquid and has not utilized its line of credit in over five years.

Financial Performance Summary	2007	2006	2005	2004	2003

Net Revenues	$52,880	$55,840	$54,920	$54,428	$47,471

Operating Expenses	48,723	50,660	49,474	47,661	42,212

Income Before Income Tax Expense	4,486	5,459	5,565	6,801	5,299

Income Tax Expense	(1,865)	(2,334)	(2,512)	(2,939)	(2,429)

Net Income	$2,621	$3,125	$3,053	$3,862	$2,870

The primary strengths of Canterbury Park are our dedicated and capable staff, our first-class facilities and 380-acre property and the legal authority to offer our unique gaming products in our market area.

Our management team has extensive knowledge of the horse racing and card businesses and our staff has demonstrated a commitment to our customers.  We continue to implement improvements to our comprehensive customer satisfaction measurement and enhancement program.  Our management team has a good relationship with our workforce and is able to retain qualified personnel as demonstrated by our low turnover rate.

Our facilities are modern by racetrack industry standards, and we have invested heavily in the past few years to update and upgrade them to meet the needs of our customers and horsemen.  Our 380-acre property with a prime location in one of the fastest-growing counties in Minnesota provides us with great long-term growth and development opportunities.  Our Board of Directors has begun the process of conducting research to determine the highest and best potential uses of our underutilized land.  Our long-term strategic direction is to enhance the character of our property as a unique gaming and entertainment destination.

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

Currently, we are the only facility offering live and simulcast racing in our market, although we do have competition in the simulcast market from Internet horse racing sites.  While a number of tribal casinos located in Minnesota operate the same unbanked card games offered at Canterbury Park, we are currently the only non-tribal operator, and we have the only non-tribal Poker room operating within the seven-county Twin Cities metropolitan area.  However, in January 2005, the Minnesota Racing Commission (“MRC”) granted a second license for the construction and operation of a harness racetrack in Columbus Township, Anoka County, MN.  Under current law, this licensee would be allowed to offer live and simulcast wagering only on harness races.  The harness racetrack is scheduled to begin live racing in mid-April.  Current law also permits the licensee to receive a license to host unbanked card games in a card room similar to the Company’s Card Club after it conducts a 50-day live harness racing meet.  The harness racetrack has submitted their plan of operation and received approval from the MRC and expects to open their card room in July.

We continue to believe that our best option for long-term growth is to gain authority under Minnesota law to offer additional gaming options, which would enhance horse racing with increased purses, provide growth and development opportunities and produce significant new tax revenues for state and local governments.  The effort to obtain legislative authority for these initiatives has required, and will continue to require, substantial expenditures.  Due to the inherent uncertainty of the outcome of legislative activities, there can be no assurance that any bills favorable to the Company’s interests will be enacted into law, and it is possible, as a result of the legislative process, that legislation directly or indirectly adverse to the Company may be enacted into law.

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

Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 69.3% of our total assets at December 31, 2007. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired.  Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected future net cash flows.  Should the sum of the related expected future net cash flows be less than the carrying value, we will determine whether an impairment loss should be recognized.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.  To date, we have determined that no impairment of these assets exists.

Stock Based Employee Compensation - In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS No.123, Share Based Payment (SFAS No. 123R).  This Statement supercedes APB Opinion No. 25, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  SFAS No. 123R requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value.  The Company adopted SFAS No. 123R as of January 1, 2006.  As of the effective date, this Statement applies to all new awards issued as well as awards modified, repurchased or cancelled.  Additionally, for stock-based awards issued prior to the effective date, compensation cost attributable to future services will be recognized as the remaining service is rendered.  The Company elected to apply the modified prospective method of adoption of SFAS No.123R.

Regulation - Our business can be materially impacted both positively and negatively by legislative and regulatory changes, such as those previously described.  Significant negative changes resulting from these activities could result in an impairment of our property and equipment in accordance with generally accepted accounting principles.  Additional information regarding how our business can be impacted by regulatory and legislative changes are included in Item 1 (vi) and Item 1 (vii), respectively, in this Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

In 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 describes when an uncertain tax item should be recorded in the financial statements and for how much, provides guidance on recording interest and penalties and accounting and reporting for income taxes in interim periods. FIN 48 was effective for the Company’s year beginning January 1, 2007.  The adoption of FIN 48 had no effect on the amounts previously recognized for income taxes.  See Note 3 of notes to consolidated financial statements for further discussion on income taxes.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(revised) “Business Combinations.” Statement No. 141(R) applies to all business combinations. Under SFAS No. 141(R) an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. We are required to adopt this statement starting in 2009 and it is to be applied to business combinations occurring in 2009 and after. Early adoption of this statement is prohibited.  The Company is evaluating the impact the adoption of SFAS No. 141 (R) will have on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements.” Statement No. 160 applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. We are required to adopt this statement beginning in 2009. Early adoption of this statement is prohibited and we are currently in the process of evaluating the effect that this statement will have on our consolidated results of operations and financial condition.

CONTINGENCIES

In connection with the purchase of the Racetrack, the Company entered into an Earn Out Promissory Note dated March 29, 1994. In accordance with the Earn Out Note, if (i) off-track betting becomes legally permissible in the State of Minnesota and (ii) we begin to conduct off-track betting with respect to or in connection with its operations, we will be required to pay to the IMR Fund, L.P. the greater of $700,000 per operating year as defined, or 20% of the net pretax profit as defined, for each of five operating years.  At this time, we believe that the likelihood that these two conditions will be met and that we will be required to pay these amounts is remote.  At the date (if any) that these two conditions are met, the five minimum payments will be discounted back to their present value and the sum of those discounted payments will be capitalized as part of the purchase price in accordance with generally accepted accounting principles.  The purchase price will be further increased if payments become due under the “20% of Net Pretax Profit” calculation.  The first payment is to be made 90 days after the end of the third operating year in which off-track betting is conducted by us.  Remaining payments would be made within 90 days of the end of each of the next four operating years.

The Company is periodically involved in various legal actions arising in the normal course of business.  At December 31, 2007, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

OPERATIONS REVIEW

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

OPERATING REVENUES

Total net operating revenues for the year ended December 31, 2007 were $52.9 million, a decrease of  $2,960,000, or 5.3%, compared to total operating revenues of $55.8 million for the year ended December 31, 2006.  Total Card Club revenues decreased 5.1%, pari-mutuel revenues decreased 7.2% and concession revenues remained relatively unchanged in fiscal 2007 compared to fiscal 2006.   Discussions of pari-mutuel and Card Club revenues follow.

SUMMARY OF PARI-MUTUEL OPERATING DATA:

	Year Ended 12/31/07	Year Ended 12/31/06

Racing Days
Simulcast only days	296	296
Live and simulcast days	68	68
Total Racing Days	364	364
On-Track Handle
Simulcast handle on non-live race days	$37,906,000	$41,291,000

Simulcast handle on live race days	15,912,000	16,772,000
Total simulcast handle	53,818,000	58,063,000

Live racing handle	15,375,000	16,877,000
Total On-Track Handle	69,193,000	74,940,000

Out-of-state Live Handle	19,572,000	19,246,000
Total Handle	$88,765,000	$94,186,000
On-Track Average Daily Handle
Simulcast only days	$128,000	$139,500
Live and simulcast days	460,000	495,000

Pari-mutuel revenues include commission and breakage revenues on live on-track and simulcast racing, fees received from out-of-state racetracks for wagering on our live races and proceeds from uncashed winning tickets.  Pari-mutuel revenues decreased to $15.2 million from $16.4 million in 2006, primarily reflecting a decrease in on-track live racing and simulcast handle in 2007 compared to 2006.

Total handle wagered on simulcast races in 2007 decreased $4,245,000, or 7.3%, compared to 2006.  Lower patron wagering can be partially attributed to growing competition from Internet wagering considered to be illegal in the state of Minnesota.  Also, the general downturn in economic conditions during 2007 and the unfavorable legislation severely restricting smoking in all public places in Minnesota, which became effective October 1, 2007, has resulted in lower handle.

On-track live handle decreased by $1,502,000, or 8.9%, for the 2007 live meet compared to the live meet in 2006 due partly to the fact that in 2007, the Company offered 30 fewer races to achieve the desired purse structure.  Also, in 2007, Canterbury Park did not hold the Claiming Crown event, which resulted in less on-track handle being recorded compared to the same weekend in 2006 in which the Claiming Crown was held.

Wagering at out-of-state tracks on races conducted at the Racetrack during the 2007 live meet increased $326,000, or 1.7%, compared to the 2006 meet primarily due to increased wagering at certain out-of-state locations.

Revenues recognized on proceeds from winning pari-mutuel tickets which were not presented for payment within one year of the end of the respective race meets decreased approximately $25,000 in 2007 compared to 2006, primarily due to reduced amounts wagered on simulcast horse races.

SUMMARY OF CARD CLUB REVENUES:

	Year Ended 12/31/07	Year Ended 12/31/06

Poker Games	$17,753,000	$18,281,000
Casino Games	9,740,000	10,948,000
Total Collection Revenue	27,493,000	29,229,000

Other Revenue	1,126,000	939,000

Total Card Club Revenue	$28,619,000	$30,168,000

Number of Days Offered	364	364
Average Revenue per Day	$78,600	$82,900

The primary source of Card Club revenue is a percentage of the wagers received from the players as compensation for providing the Card Club facility and services, referred to as “collection revenue”.  Other Revenue presented above includes fees collected for the administration of tournaments and amounts earned as reimbursement for the administrative costs of maintaining the jackpot funds.

The Card Club is divided into two areas, the poker area and the casino games area.  The average daily collection amount per game is dependent upon the number of tables utilized to offer the game.  Patron demand determines the number of tables to be used for a specific game.  Since December 2005, there have been a total of 34 tables in the poker area and 16 tables in the casino games area.

Total Card Club revenue decreased $1,549,000, or 5.1%, compared to 2006.  The decrease in Card Club revenue is due primarily to the decrease in casino games revenue of $1,208,000, or 11.0%, in 2007 over 2006.  Casino games revenue has decreased as a result of the unfavorable smoking legislation that went into effect on October 1, 2007.  Tribal casinos located in Minnesota are not bound by this legislation and will continue to offer various gaming alternatives in an environment that allows smoking.  Revenue in the poker room also decreased $528,000, or 2.8%, in 2007 over 2006 primarily as a result of this legislation.

Card Club revenues represent 54.1% and 54.0% of net revenues for 2007 and 2006, respectively.

We expect that competition from Internet wagering and tribal casinos will continue to put pressure on Card Club operating revenues in future periods.  Also, the Company anticipates an unfavorable impact due to new competition in the card club and casino games industry with the opening of the harness racetrack.  As a result, we continue to search for opportunities to make Canterbury Park the most attractive alternative when our customers want to wager on card games.

Concession revenues remained relatively stable in 2007, $6,077,000 compared to $6,049,000 in 2006.

The Company experienced an increase in admission and parking revenues due to fewer days of free admission being offered.  Publication sales revenues slightly decreased due to the decrease in the amount of pari-mutuel wagering.

Other operating revenue decreased $293,000, or 12.7%, to $2,019,000 in fiscal year 2007 compared to 2006.  The decrease in 2007 was due primarily to a decrease in the corporate sponsorships and advertising revenues of $97,000, a decrease in the gain on sale of assets of $85,000, and a decrease in cash services fees of $51,000 resulting from decreased patronage in the Card Club. Promotional allowances remained relatively stable year-over-year but increased as a percentage in total net revenues due to the addition of a player tracking system that allows the Company to now offer promotional awards to players in the poker room in addition to those already being offered in the casino games room.

OPERATING EXPENSES

Total operating expenses decreased approximately $1,937,000, or 3.8%, to $48,723,000 in 2007, from $50,660,000 in 2006 primarily due to decreases in statutory purses, salaries, wages and benefit costs, advertising and marketing and insurance. See below for a detailed quantification of each of these items.  Total operating expenses as a percentage of net revenues increased to 92.1% from 90.7% in 2006. We experienced a decrease in pari-mutuel and card club revenues in 2007.  As a result, despite decreases in variable pari-mutuel expenses, salaries and benefits, and purse expenses, operating expenses became a larger percentage of total revenues.

Total purse expense decreased $467,000, or 5.3%, in 2007 compared to 2006 as presented in the table below.  Minnesota law requires us to allocate a portion of funds received from betting in the Card Club and wagering on simulcast and live horse races for future payment as purses for live horse races or other uses of Minnesota’s horsepersons’ associations.  Purse expense relates to card club, simulcast, and live racing.  A description of how the purse expense is calculated for these three expenses is given below.  The decline in Card Club revenues in 2007 compared to 2006 resulted in the decreases in Card Club purse and MBF expense shown in the table below.  Total purse expense associated with simulcast racing decreased in 2007 compared to 2006 due to lower wagering levels.  We experienced a decrease in live racing purse expense, which is attributable to lower on-track wagering.

	Purse Expense		Minnesota Breeders’ Fund Expense
	2007	2006	2007	2006

Card Club	$3,864,000	$4,073,000	$429,000	$453,000

Simulcast Racing	2,976,000	3,043,000	600,000	646,000

Live Racing	1,505,000	1,696,000	154,000	169,000

Total	$8,345,000	$8,812,000	$1,183,000	$1,268,000

While we are obligated by state law to pay up to 14% of Card Club revenues to the purse fund and MBF, pursuant to an agreement with the MHBPA, we paid a total of 15% of total Card Club revenues to these funds in 2007 and 2006.  The amounts paid are allocated 90% to the purse funds and 10% to the MBF.

The amounts paid to the purse fund for simulcast racing differ depending upon whether the simulcast wagering occurs during the “Racing Season,” a statutorily defined 25-week period beginning in early May each year, or outside of the Racing Season.  We paid an average of 5.53% of handle to the purse fund in 2007, compared to 5.24% in 2006.  We pay 5.50% of pari-mutuel simulcast commission revenues to the MBF; consequently, lower revenues result in lower MBF expense.

Minnesota law generally provides that a minimum of 8.4% of the on-track live racing handle be paid to the purse fund.  The amount paid to the purse fund for wagers at out-of-state racetracks is 50% of the net of fees collected less costs incurred to provide the uplink signal.  We pay 1.0% of on-track live handle to the MBF.

We also experienced a reduction in host fees of $117,000, or 5.4%, in 2007 compared to 2006 due to lower wagering experienced in 2007 compared to 2006.

Salary and benefit expenses decreased by $888,000, or 4.0%, for the twelve months ended December 31, 2007 compared to the twelve months ended December 31, 2006.  The decrease in salaries and benefits expense is primarily attributable to a reduction in force initiative that was implemented during 2007.  Wages directly related to non full-time employees decreased $447,000 due to general efforts to control labor costs in that area.  In addition, the cost of providing health and medical benefits to our employees decreased by $170,000 in 2007 compared to 2006 as a result of this initiative.

Depreciation expense increased $165,000, or 9.0%, in 2007 compared to 2006 and reflects significant investments in our facilities during the past several years.  Beginning in late 2004, we have continually added improvements to the stable area and training facilities.  We have made various other investments in building improvements and furniture, fixtures and equipment in both 2007 and 2006.

Utilities expense increased $166,000, or 12.0%, in 2007 primarily due to higher energy costs for electricity and natural gas compared to 2006.

The Company experienced decreases in repair and maintenance of $87,000 and a decrease in advertising and marketing expenses of $251,000 primarily due to focused efforts on expense reduction in 2007 compared to 2006.

Insurance expense decreased $165,000, or 14.7%, in 2007 compared to 2006.  The decrease is attributable to rate decreases, lower volumes of business activity and a decrease in labor costs for the company in 2007.

Net other income increased $50,000, or 17.9%, in 2007 compared to 2006.  This increase is primarily attributable to a $45,000 increase in interest income on our primary bank account balance during 2007.  The average balance in our primary cash account increased throughout 2007 compared to 2006, although the interest rate earned on those balances decreased from 4.39% at the end of 2006 to 3.29% at the end of 2007.

Income tax expense as a percentage of pre-tax income decreased to 41.6% for the year ended December 31, 2007 from 42.8% for the year ended December 31, 2006. The decrease is primarily attributable to a reduced level of non-deductible lobbying expenses in 2007 compared to 2006.

As a result of all of the above, net income decreased $504,000, or 16.1%, to $2,621,000 for the year ended December 31, 2006 compared to $3,125,000 for the year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, we had cash and cash equivalents of $7.0 million compared to $5.7 million at December 31, 2006.  This $1,300,000 increase consists of $4.6 million net cash provided by operating activities, offset by $2.1 million net cash used in investing activities and $1.2 million net cash used in financing activities.  In addition, as of December 31, 2007, we had $2.25 million of capacity under a commercial revolving credit line as part of a general credit and security agreement with Bremer Bank.  In April 2007, this agreement was renewed for an additional one-year term.  We had no borrowings under the credit line in 2007 or 2006.

Our three largest sources of revenue, pari-mutuel wagering, card club operations and concessions, are all based on cash transactions.  Consequently, we have significant inflows of cash on a daily basis.  We designate cash balances which will be required to satisfy certain short-term liabilities such as progressive jackpots, the player pool and amounts due horsemen for purses and awards as “restricted.”

The Company’s Casino Games are required by law to be “unbanked”.   “Unbanked” refers to a wagering system or game where wagers “lost” or “won” by the host are accumulated into a player pool liability for purposes of enhancing the total amount paid back to players in any other card game.  The Company may only serve as custodian of the player pool.  It may not have an active interest in any card game and does not recognize net “wins” or “losses” as revenue.  The Company is required to return accumulated player pool funds to the players through giveaways, promotional items, prizes or by other means.  The player pool liability was approximately $833,000 at December 31, 2007 compared to $137,000 at December 31, 2006.

The Card Club offers progressive jackpots for Poker games.  Amounts collected for these jackpot funds are accrued as liabilities until paid to winners.  At December 31, 2007, accrued jackpot funds totaled approximately $742,000 compared to $897,000 at December 31, 2006.   The MRC regulates the operation of the player pool and progressive jackpot pools.  These liabilities have the potential for significant fluctuation on a daily basis.

All games in the Card Club are played using chips.  The value of chips issued and outstanding, referred to as the “outstanding chip liability,” was approximately $248,000 at December 31, 2007, compared to $226,000 at December 31, 2006. This liability has the potential for significant fluctuation on a daily basis depending upon the demand for chip redemptions and sales.

Our second largest operating expense item is purse expense.  Pursuant to an agreement with the MHBPA, we transferred into a trust account or paid directly to the MHBPA approximately $7,575,000 and $7,825,000 in purse funds for the years ended December 31, 2007 and 2006, respectively.  Minnesota Statutes specify that amounts transferred into trust are the property of the trust and not the Company.  Unpaid purse fund obligations due the MHBPA were $56,951 and $140,281 at December 31, 2007 and 2006, respectively.  The weighted average interest rates on any purses accrued but not transferred into the trust were 7.25% and 8.25% at December 31, 2007 and 2006, respectively.

Unrestricted cash balances at December 31, 2007 were $7,050,389 compared to $5,745,556 at December 31, 2006. The Company believes that the funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements for regular operations for the foreseeable future.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operations during the year ended December 31, 2007 was $4,608,025, which resulted primarily from net income of $2,620,740, depreciation of $1,999,006, and an increase in card club accruals of $340,433, offset by a decrease in income taxes payable of $321,512.  Card club accruals increased primarily due to a reduction in promotions that were offered in 2007.  The decrease in income taxes payable was a result of the Company having decreased net income in 2007, resulting in overpayments of income tax.

Net cash provided by operations during the year ended December 31, 2006 was $5,973,305, which resulted primarily from net income of $3,125,043, depreciation of $1,834,012, an increase in accounts payable and accrued wages and payroll taxes of $498,704, an increase in stock-based compensation expense of $239,428 and a decrease in restricted cash of $73,925.  The increase in accounts payable and accrued wages and payroll taxes includes an increase of $320,478 in accrued wages and payroll taxes and an increase of $178,226 in accounts payable and accruals.  Year-end payroll accruals increased $331,000 due to an increase in the number of days payable as of year-end 2006.  The increase in accounts payable is primarily due to increases in payables to other racetracks for fees and settlements of $100,000 and to an increase in trade payables and expense accruals of $47,000, and an increase of $28,196 representing the net effect of non-cash investing activities for additions to land, buildings and equipment funded through accounts payable during the year ended December 31, 2006.  The decrease in restricted cash results primarily from a decrease of $305,000 in the player pool, attributable to an increase in promotions and giveaways to patrons during the fourth quarter of 2006, partially offset by an increase in the progressive jackpot pools of $218,000.

CASH FLOWS FROM INVESTING ACTIVITIES

Cash used in investing activities for the year ended December 31, 2007 totaled $2,138,871 and primarily reflects capital improvements to buildings and land, including the backside barns and a mutuel island remodel, and additions to furniture and equipment, including new boilers, digital video equipment and a player tracking system in the Card Club.

Cash used in investing activities for the year ended December 31, 2006 totaled $4,000,467 and primarily reflects capital improvements to buildings and land, including a new Card Club lounge area and backside barns, and additions to furniture and equipment, including a video messaging display for the racetrack infield.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in financing activities was $1,164,321 for the year ended December 31, 2007 compared to cash used in financing activities of $1,066,648 for the year ended December 31, 2006. The 2007 net cash outflows resulted primarily from a $.25 per share cash dividend totaling $1,027,696 paid in July 2007.  In addition, during the second half of 2007 and pursuant to a Stock Repurchase Plan approved in November 2006, the Company repurchased 46,950 shares of common stock at an average price of $11.59 per share for a total price of $544,110.  These outflows were partially offset by proceeds of $338,934 received upon the issuance of common stock due to the exercise of stock options and shares of common stock purchased by employees pursuant to our Employee Stock Purchase Plan and the related excess tax benefit of $68,551.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company currently has no off-balance sheet arrangements and has no intent to enter into any such agreements in the near future.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

In January 2004, the Company entered into a five-year totalizator services agreement with Scientific Games Inc. (formerly Autotote Systems, Inc.).  Pursuant to the agreement, Scientific Games provides totalizator equipment and computer programs which record and process all wagers and calculate odds and payoffs.  Amounts charged to operations under this agreement for the years ended December 31, 2007 and 2006 were approximately $315,000 and $342,000, respectively.  During annual live race meets, Scientific Games provides uplink services, which enables the Company to simulcast horse races held at Canterbury Park to out-of-state racetracks.  These services resulted in amounts charged to operations in 2007 and 2006 of approximately $136,000 and $138,000, respectively.  Effective March 1, 2008, the company renegotiated its totalizator services agreement with Scientific Games and entered into a six-year agreement with Scientific Games, whereby the performance of Scientific Games remains consistent with what is described above.

We have entered into operating leases for rental of office equipment and equipment to print certain publications.  Amounts charged to operations under these agreements for the years ended December 31, 2007, and December 31, 2006 were approximately $94,000 and $96,000, respectively.  All such leases expire on or before April 30, 2010.

Since December 31, 2007, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above.   As of December 31, 2007, we had no borrowings pursuant to our line of credit and were not party to capital lease obligations, significant purchase obligations or other long-term obligations.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Canterbury Park is not required to provide the information requested by this Item as it qualifies as a smaller reporting company.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)                                  Financial Statements

The following financial statements of the Company are set forth on pages 30 through 46 of the Form 10-K:

MANAGEMENT’S REPORT ON COMPANY’S INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting of the Company. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting can only provide reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2007. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Date: March 31, 2008	/s/ Randall D. Sampson
Randall D. Sampson
President and
Chief Executive Officer

Date: March 31, 2008	/s/ David C. Hansen
David C. Hansen
Vice President and
Chief Financial Officer

Further discussion of the Company’s internal controls and procedures is included in Item 9A(T) of this report, under the caption “Controls and Procedures.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Canterbury Park Holding Corporation

Shakopee, Minnesota

We have audited the accompanying consolidated balance sheets of Canterbury Park Holding Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Canterbury Park Holding Corporation and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

March 27, 2008

Minneapolis, Minnesota

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

	2007	2006

ASSETS

CURRENT ASSETS
Cash	$7,050,389	$5,745,556
Restricted cash	2,032,632	1,915,057
Short-term investments	80,688	78,231
Accounts receivable, net of allowance of $46,400 and $38,600, respectively	749,782	559,146
Inventory	169,801	159,918
Prepaid expenses	453,350	733,979
Income taxes receivable	215,594
Deferred income taxes (Note 3)	295,900	235,200
Total current assets	11,048,136	9,427,087

LONG-TERM ASSETS
Deposits	20,000	20,000
Land, buildings and equipment, net (Note 2)	25,037,636	24,903,946

	$36,105,772	$34,351,033

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,209,639	$2,032,953
Card club accruals	2,413,796	2,073,363
Accrued wages and payroll taxes	1,851,140	1,866,633
Accrued interest payable	5,196	7,303
Due to MHBPA (Note 1)	56,951	140,281
Accrued property taxes	491,630	457,331
Income taxes payable		105,918
Payable to horsepersons	162,931	346,779
Total current liabilities	7,191,283	7,030,561

DEFERRED INCOME TAXES (Note 3)	336,400	460,900

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

STOCKHOLDERS’ EQUITY (Notes 4 and 5)
Common stock, $.01 par value, 10,000,000 shares authorized, 4,084,087 and 4,050,782, respectively, shares issued and outstanding	40,841	40,508
Additional paid-in capital	15,395,778	14,914,328
Accumulated earnings	13,141,470	11,904,736
Total stockholders’ equity	28,578,089	26,859,572

	$36,105,772	$34,351,033

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

OPERATING REVENUES:
Pari-mutuel	$15,240,131	$16,432,014
Card Club	28,619,331	30,168,349
Concessions	6,077,176	6,049,334
Admissions and parking	726,941	668,235
Publications	466,267	475,886
Other operating revenue	2,018,571	2,311,716
Total Revenues	53,148,417	56,105,534
Less Promotional allowances	(268,861)	(265,837)
Net Revenues	52,879,556	55,839,697

OPERATING EXPENSES:
Purses	8,344,707	8,811,943
Minnesota Breeders’ Fund	1,183,487	1,267,656
Host track fees	2,041,139	2,158,267
Pari-mutuel taxes	128,564	210,886
Salaries and benefits	21,526,015	22,414,363
Cost of concessions and publication sales	3,455,449	3,438,597
Depreciation	1,999,006	1,834,012
Utilities	1,548,273	1,382,356
Repairs, maintenance and supplies	1,213,330	1,300,566
License fees and property taxes	810,018	786,153
Advertising and marketing	1,592,930	1,843,832
Insurance	957,075	1,122,266
Other operating expenses	3,923,325	4,089,266
Total Operating Expenses	48,723,318	50,660,163

OTHER (EXPENSE) INCOME:
Interest expense (Note 7)	(3,863)	(1,521)
Interest income	333,066	280,729
Net Other Income	329,203	279,208

INCOME BEFORE INCOME TAX EXPENSE	4,485,441	5,458,742

Income tax expense (Note 3)	(1,864,701)	(2,333,699)

NET INCOME	$2,620,740	$3,125,043

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,062,866	4,000,505

BASIC NET INCOME PER COMMON SHARE (Note 6)	$.65	$.78

DILUTED NET INCOME PER COMMON SHARE (Note 6)	$.62	$.74

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2007 AND 2006

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Total

Balance at December 31, 2005	3,959,885	$39,599	$14,045,248	$10,273,244	$24,358,091

Cash dividend paid				(1,010,796)	(1,010,796)
Exercise of stock options and issuance of restricted stock and stock options	126,400	1,264	680,808		682,072
Tax benefit of stock option exercises			177,199		177,199
Common stock repurchase	(53,050)	(530)	(211,670)	(482,755)	(694,955)
Shares issued under Employee Stock Purchase Plan	7,501	75	90,237		90,312
Shares issued under Employee Stock Ownership Plan	10,046	100	132,506		132,606
Net income				3,125,043	3,125,043
Balance at December 31, 2006	4,050,782	$40,508	$14,914,328	$11,904,736	$26,859,572

Cash dividend paid				(1,027,696)	(1,027,696)
Exercise of stock options and issuance of restricted stock and stock options	75,650	756	506,717		507,473
Tax benefit of stock option exercises			103,413		103,413
Common stock repurchase	(46,950)	(469)	(187,331)	(356,310)	(544,110)
Shares issued under Employee Stock Purchase Plan	5,105	51	58,656		58,707
Forfeited restricted shares	(500)	(5)	(5)		(10)
Net income				2,620,740	2,620,740
Balance at December 31, 2007	4,084,087	$40,841	$15,395,778	$13,141,470	$28,578,089

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Operating Activities:
Net income	$2,620,740	$3,125,043
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,999,006	1,834,012
Stock–based compensation expense	227,281	239,428
Excess tax benefit from exercise of stock options	(68,551)	(106,147)
Loss (gain) on sale of land, buildings & equipment	10,526	(74,480)
Contribution of common stock to ESOP		132,606
(Decrease) increase in deferred income taxes	(81,787)	13,199
(Increase) decrease in accounts receivable	(190,636)	137,711
(Increase) decrease in restricted cash	(117,575)	73,925
Decrease in other current assets	270,746	28,549
(Decrease) increase in income taxes payable	(321,512)	39,810
Increase in accounts payable and accrued wages & payroll taxes	154,340	498,704
Increase (decrease) in card club accruals	340,433	(48,970)
Decrease in accrued interest	(2,107)
Increase in accrued property taxes	34,299	53,974
Decrease in payable to horsepersons	(183,848)	(19,487)
(Decrease) increase in due to MHBPA	(83,330)	45,428
Net cash provided by operations	4,608,025	5,973,305

Investing Activities:
Additions to land, buildings and equipment	(2,144,144)	(4,071,716)
Proceeds from sale of equipment	7,730	74,480
Increase in short-term investments	(2,457)	(3,231)
Net cash used in investing activities	(2,138,871)	(4,000,467)

Financing Activities:
Proceeds from issuance of common stock	338,934	532,956
Common stock repurchase	(544,110)	(694,955)
Cash dividend to shareholders	(1,027,696)	(1,010,796)
Excess tax benefit from exercise of stock options	68,551	106,147
Net cash used in financing activities	(1,164,321)	(1,066,648)

Net increase in cash	1,304,833	906,190

Cash at beginning of year	5,745,556	4,839,366

Cash at end of year	$7,050,389	$5,745,556

Supplemental disclosure of non-cash investing activities:
Additions to land, buildings and equipment funded through accounts payable	$94,198	$87,345

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$2,268,000	$2,225,000

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

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

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) - The Minnesota Pari-Mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from card club operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MHBPA, the Company has transferred into a trust account or paid directly to the MHBPA, approximately $7,575,000 and $7,825,000 for the years ended December 31, 2007 and 2006, respectively, related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company. The interest rates on any purses accrued but not transferred into the trust were 7.25% and 8.25% at December 31, 2007 and 2006, respectively.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109, (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interest and penalties associated with uncertain income tax positions are presented in income tax expense. The Company has not recorded any significant income tax related interest or penalties during any of the periods presented. Upon implementation, we determined all recorded benefits and income tax positions were more-likely-than-not. Therefore, no cumulative effect relating to the adoption of FIN 48 was recorded. See Note 3 of notes to consolidated financial statements for further discussion on income taxes.

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

The fair value of options granted under the 1994 Stock Plan during 2007 and 2006 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2007	2006
Dividend yield	1.82%	1.74%
Expected volatility	22%	25%
Risk-free interest rate	4.86%	4.50%
Expected term of options in years	7.2	8.6
Fair value of options on grant date	$58,400	$135,300

For more information on our stock-based compensation plans, see Note 5.

New Accounting Pronouncements – In 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 describes when an uncertain tax item should be recorded in the financial statements and for how much, provides guidance on recording interest and penalties and accounting and reporting for income taxes in interim periods. FIN 48 was effective for the Company’s year beginning January 1, 2007. Upon implementation, we determined our positions would be more-likely-than-not sustained if challenged. Therefore, no cumulative effect relating to the adoption of FIN 48 resulted. See Note 3 of notes to consolidated financial statements for further discussion on income taxes.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(revised) “Business Combinations.” Statement No. 141(R) applies to all business combinations. Under SFAS No. 141(R) an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. We are required to adopt this statement starting in 2009 and it is to be applied to business combinations occurring in 2009 and after. Early adoption of this statement is prohibited. The Company is evaluating the impact the adoption of SFAS No. 141 (R) will have on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements.” Statement No. 160 applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. We are required to adopt this statement beginning in 2009. Early adoption of this statement is prohibited.

2.               LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment consists of the following at December 31:

	2007	2006

Land	$6,673,076	$6,673,076
Buildings and building improvements	18,174,151	18,238,651
Furniture and equipment	14,783,606	13,074,400
	39,630,833	37,986,127
Accumulated depreciation	(14,593,197)	(13,082,181)
	$25,037,636	$24,903,946

3.               INCOME TAXES

A reconciliation between income taxes computed at the statutory federal income tax rate and the effective tax rate is as follows:

	2007	2006

Federal tax expense computed at statutory rate	$1,525,000	$1,856,000
Nondeductible lobbying expense	33,400	65,700
State expense, net of federal impact	298,000	368,000
Other	8,301	43,999
	$1,864,701	$2,333,699

Income tax expense for the years ended December 31, 2007 and 2006 consists of the following:

	2007	2006
Current
Federal	$1,585,500	$1,930,600
State	464,401	567,100
	2,049,901	2,497,700
Deferred, primarily Federal	(185,200)	(164,001)
	$1,864,701	$2,333,699

Current and long term temporary differences and tax carryforwards at December 31 are as follows:

	2007	2006
Current
Vacation accrual	$128,400	$125,700
Player rewards program accrual	126,400	83,200
Other	41,100	26,300
Net current deferred tax asset	$295,900	$235,200

	2007	2006
Long-Term
Tax depreciation greater than book depreciation	$(423,400)	$(483,700)
Deferred gain on sale of land	(104,000)	(104,000)
Stock options	162,600	79,400
Other	28,400	47,400
Net long-term deferred tax liability	$(336,400)	$(460,900)

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for the Company beginning January 1, 2007. The adoption of FIN 48 had no effect on the amounts previously recognized for income taxes.

Interest and penalties associated with uncertain income tax positions are presented in income tax expense. During the twelve months ended December 31, 2007, we have not recognized expense for interest and penalties, and, do not have any amounts accrued at December 31, 2007 and December 31, 2006 respectively, for the payment of interest and penalties.

The Company is subject to U.S. and Minnesota taxation. The Company’s tax years for 2004, 2005, and 2006 are subject to examination by the tax authorities. With few exceptions, the Company is no longer subject to US federal, state, local or foreign examinations by tax authorities for years before 2004.

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

Employee Stock Purchase Plan:

On April 3, 1995, the Board of Directors adopted an Employee Stock Purchase Plan (the “ESPP”).  The ESPP is open to all employees of the Company working more than 15 hours per week.  The ESPP consists of one-year phases.  The phases commence on October 1 of each year and under the terms of the plan, employees are allowed to set aside a portion of their payroll earnings to purchase shares of the Company’s common stock.  The purchase price is 95% of the fair market value of the shares on the termination date of the phase.  The plan provides for the sale of up to 350,000 shares.  The plan issued 5,105 and 7,501 shares in 2007 and 2006, respectively.  The ESPP has issued a total of 228,605 shares since the inception of the ESPP.

401(k) Plan:

On June 1, 1998 the Company established a defined contribution savings plan for employees who had completed one year of service, as defined in the Plan document.  The defined contribution savings plan allows for employee compensation deferral contributions under Section 401(k) of the Internal Revenue Code and discretionary contributions by the Company.  Employer contributions charged to operations in 2007 and 2006 were approximately $292,000 and $376,000, respectively.

Employee Stock Ownership Plan:

In December 2004, the Company’s Board of Directors approved an Employee Stock Ownership Plan (the “ESOP”) effective for calendar years beginning January 1, 2004.  All eligible employees of the Company participate in the ESOP after completing one full calendar year of service.  Contributions to the ESOP are determined by the Board of Directors and can be made in cash or shares of the Company’s common stock.  Annual contributions are allocated to each participant based on compensation and vest in accordance with a seven year graded vesting schedule.  Compensation expense for the ESOP is determined based on the average fair value of shares on the date the Company commits to the contribution to the ESOP.  For the purposes of earnings per share, ESOP shares are included in weighted-average common shares outstanding at year-end as the shares are committed to be contributed on that date.  On February 12, 2008, the Company committed to contribute 10,000 shares of the Company’s common stock valued at $109,000.  The shares were issued in March 2008 and will be allocated to the accounts of eligible employees based upon their 2007 compensation during the first quarter of 2008.  For calendar year 2006, the Company committed to contribute 10,000 shares of the Company’s common stock valued at $132,000.  The shares were issued in February 2007 and were allocated to the accounts of eligible employees based upon their 2006 compensation during the first quarter of 2007.  During 2006, the Company contributed an additional 46 shares valued at $606 for calendar year 2005.

Stock Repurchase Plan:

On November 2, 2006 the Company announced that its Board of Directors had authorized a program to repurchase up to 100,000 shares of the Company’s common stock.  On December 6, 2006 the Company repurchased 53,050 shares of common stock at a price of $13.10 per share for a total of $694,955.  During 2007, the Company repurchased the remaining 46,950 shares at an average price of $11.59 per share for a total of $544,110.

On January 16, 2008, the Company announced that its Board of Directors had authorized a program to repurchase up to an additional 250,000 shares of the Company’s common stock.  No repurchases under this plan have been made as of the date of this filing.

5.     STOCK-BASED COMPENSATION

The Plan, an equity based compensation plan, provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and non-employees, including directors of and consultants to the Company and any subsidiary, for up to a maximum of 1,450,000 shares of common stock.  During the first quarter of 2007, the Company issued non-qualified options to the members of the Board of Directors.

Stock option activity related to the Plan during the years ended December 31, 2007 and 2006 is summarized below:

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	666,550	$10.12	721,950	$9.35

Granted	15,000	13.67	30,000	14.43
Exercised	(75,650)	3.70	(85,400)	5.18

Outstanding at end of year	605,900	$11.00	666,550	$10.12

Options exercisable at end of year	594,650	$10.94	651,550	$10.01

The grant-date fair value of options outstanding and exercisable at December 31, 2007 is $3,193,000 and $3,137,000, respectively.  The weighted average remaining contractual term of these options is 2.4 and 2.3 years, respectively.  The Company estimates no forfeitures related to these options.

The weighted-average grant-date fair value of options granted during the years 2007 and 2006 was $58,350 and $135,300, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $182,000 and $204,000, respectively.

The following table summarizes information concerning all options outstanding and options exercisable as of December 31, 2007:

Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$1.75 – 2.50	28,000.1		$2.50	28,000	$2.50
2.50 – 5.00	75,400	1.1	4.07	75,400	4.07
5.00 – 7.50	167,500	2.6	6.17	167,500	6.17
7.50 – 17.25	335,000	2.9	15.69	323,750	15.73
Total	605,900	2.4	$11.00	594,650	$10.94

2007 Grants

Each member of the Board of Directors receives an annual recurring grant of 3,000 non-qualified stock options.  On February 1, 2007, 15,000 options were granted to the five board members with an exercise price equal to the market price on the date of grant of $13.76.  The stock options vest over a six-month period and expire in ten years.

The compensation cost associated with the Board of Director options is $58,400 to be recognized as expense over the six-month vesting period.  The compensation cost associated with the employee stock option grant in 2006 is being recognized ratably over the four-year vesting period.  In accordance with the modified prospective method, the compensation cost related to these employee option awards included in salaries and benefits expense for 2007 was $21,600.  As of December 31, 2007, there was $17,100 of total unrecognized compensation cost related to stock options which is expected to be recognized over 2.1 years.  The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $103,000 and $177,000 for 2007 and 2006, respectively.

A summary of the status of the Company’s restricted stock as of December 31, 2007, and changes during the year then ended are presented below:

Restricted Stock	Shares	Weighted Average Grant-Date Fair Value

Unvested at beginning of year	41,000	$14.55

Granted	0	0.00
Vested	0	0.00
Forfeited	(500)	14.55
Unvested at end of year	40,500	$14.55

The compensation cost associated with the restricted stock grant was calculated as the market price on the date of grant of $14.55 for the 41,000 shares (reduced by estimated forfeitures) of $589,275.  In accordance with the modified prospective method, the compensation cost related to these awards included in salaries and benefits expense for the year ended December 31, 2007 and 2006 was $147,319 and $135,042, respectively.  As of December 31, 2007, there was $306,914 of total unrecognized compensation cost related to restricted stock compensation arrangements granted under the Plan which is expected to be recognized over a period of 2.1 years.

6.     EARNINGS PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations:

	2007	2006

Net income (numerator) amounts used for basic and diluted per share computations:	$2,620,740	$3,125,043

Weighted average shares (denominator) of common stock outstanding:
Basic	4,062,866	4,000,505
Plus dilutive effect of stock options	178,036	230,743
Diluted	4,240,902	4,231,248

Net income per common share:
Basic	$.65	$.78
Diluted	.62	.74

Options to purchase 309,250 shares of common stock at an average of $16.01 per share were outstanding at December 31, 2007 but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.  The options expire in an average of 2.9 years.

Options to purchase 290,500 shares of common stock at an average of $16.15 per share were outstanding at December 31, 2006 but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

7.     LINES OF CREDIT

The Company has a general credit and security agreement with Bremer Bank, N.A.  Borrowings under the credit agreement include a commercial revolving credit line, which provides for maximum advances of $2,250,000 with interest at the prime rate until April 30, 2008.  The Company had no borrowings under the credit line during the year 2007.  The credit agreement contains covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of December 31, 2007.

8.     OPERATING LEASES AND COMMITMENTS

In January 2004 the Company entered into a five-year totalizator services agreement with Scientific Games Inc. (formerly Autotote Systems, Inc.).  Pursuant to the agreement, Scientific Games provides totalizator equipment and computer programs which record and process all wagers and calculate the odds and payoffs.  Amounts charged to operations under this agreement for the years ended December 31, 2007 and 2006 were approximately $315,000 and $342,000, respectively.  During annual live race meets, Autotote provides uplink services, which enables the Company to simulcast horse races held at Canterbury Park to out-of-state racetracks.  These services resulted in amounts charged to operations in 2007 and 2006 of approximately $136,000 and $138,000, respectively.  Effective March 1, 2008, the company renegotiated its totalizator services agreement with Scientific Games and entered into a six-year agreement with Scientific Games, whereby the performance of Scientific Games remains consistent with what is described above.

The Company has entered into operating leases for rental of office equipment and equipment to print certain publications.  Amounts charged to operations under these agreements for the years ended December 31, 2007 and 2006 were approximately $94,000 and $96,000, respectively.  All such leases expire on or before April 30, 2010.  Future lease payment obligations under these leases are provided in the contractual obligations table below.

CONTRACTUAL OBLIGATIONS TABLE

The following table reflects our contractual obligations as of December 31, 2007:

	Payments Due by Period
Contractual Obligation (1)	TOTAL	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Operating Lease Obligations (2)	$129,200	$80,700	$48,500	$0	$0

(1)  Totalizator lease obligations as discussed above are excluded from the table as the expense is entirely dependent upon wagering levels.

(2)  Includes operating lease obligations for general office and printing equipment rental.

Since December 31, 2007, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above.   As of December 31, 2007, we had no borrowings pursuant to our line of credit and were not party to capital lease obligations, significant purchase obligations or other long-term obligations.

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

The Company is periodically involved in various legal actions arising in the normal course of business.  At December 31, 2007, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

The Company guarantees payment of statutory distributions under a $500,000 bond issued to the Minnesota Racing Commission.

10.   RELATED-PARTY TRANSACTIONS

The Company paid a total of $50,100 in 2007 and $50,100 in 2006 to the Chair and Vice Chair of the Company in consideration for the services they provided pursuant to consulting agreements.  In addition, another non-employee Board member received $12,000 in 2007 and $0 in 2006 for services regarding the Company’s strategic planning matters.

11.   OPERATING SEGMENTS

The Company has three reportable operating segments:  horse racing, card club, and concessions.  The horse racing segment includes simulcast and live horse racing operations, the card club segment includes operations of Canterbury Park’s Card Club, and the concessions segment provides concessions during simulcast and live racing, in the card club and during special events.  The Company’s reportable operating segments are strategic business units that offer different products and services.  They are managed separately because the segments differ in the nature of the products and services provided, as well as processes to produce those products and services.  The horse racing and card club segments are regulated by the Minnesota Racing Commission.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies

Depreciation, interest expense and income taxes are allocated to the segments but no allocation is made to concessions for shared facilities.  The concessions segment paid approximately 25% of gross revenues on live racing and special event days to the horse racing segment for use of the facilities in 2007 and 2006.

The following tables provide information about the Company’s operating segments (in 000’s):

	Twelve Months Ended December 31, 2007
	Horse Racing	Card Club	Concessions	Total

Net revenues from external customers	$18,141	$28,619	$6,120	$52,880

Intersegment revenues	733		2,047	2,780

Net interest income (expense)	329			329

Depreciation	1,259	596	144	1,999

Segment income before income taxes	(381)	4,850	1,485	5,954

Segment Assets	$31,431	$3,857	$7,723	$43,011

	Twelve Months Ended December 31, 2006
	Horse Racing	Card Club	Concessions	Total

Net revenues from external customers	$19,556	$30,168	$6,116	$55,840

Intersegment revenues	373		2,231	2,604

Net interest income (expense)	279			279

Depreciation	1,124	584	126	1,834

Segment income before income taxes	(621)	6,032	1,397	6,808

Segment Assets	$29,867	$3,676	$6,258	$39,801

Included in horse racing segment revenues for the years ended December 31, 2007 and 2006 is approximately $253,000 and $271,000, respectively, for rental of the racing facility for special events and storage.

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	2007	2006
Revenues
Net revenues for reportable segments	$55,660	$58,444
Elimination of intersegment revenues	(2,780)	(2,604)
Total consolidated net revenues	$52,880	$55,840
Income before income taxes
Total segment income before income taxes	$5,954	$6,808
Elimination of intersegment income before income taxes	(1,469)	(1,349)
Total consolidated income before income taxes	$4,485	$5,459

	December 31, 2007	December 31, 2006
Assets
Total asset for reportable segments	$43,011	$39,801
Elimination of intercompany receivables	(6,905)	(5,450)
Total consolidated assets	$36,106	$34,351

12.   SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

	2007 Quarter Ended:
	March 31	June 30	September 30	December 31

Net revenues	$11,468,589	$14,626,023	$15,522,631	$11,262,313

Operating expenses	10,017,588	13,823,606	14,633,716	10,248,408

Net income	892,377	502,993	589,992	635,378

Basic earnings per share	.22	.12	.14	.16

Diluted earnings per share	.21	.12	.14	.15

	2006 Quarter Ended:
	March 31	June 30	September 30	December 31

Net revenues	$12,096,377	$14,845,784	$16,313,694	$12,583,842

Operating expenses	10,110,314	14,308,164	15,492,843	10,748,842

Net income	1,162,647	345,358	524,433	1,092,605

Basic earnings per share	.29	.08	.13	.27

Diluted earnings per share	.26	.08	.12	.26

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

(b)                                             Management’s annual report on internal control over financial reporting:

The Company’s internal control report is included in this report after Item 8, under the caption “Management’s Report on Company’s Internal Control over Financial Reporting.”

(c)                                              Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended December 31, 2007, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

Not Applicable.

PART III

Item 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Incorporated by Reference.

Information required under Item 402 of Regulation S-K to the extent applicable with respect to the directors will be set forth in a section captioned “Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 5, 2008 (the “2008 Proxy Statement”), a definitive copy of which will be filed with the Commission within 120 days of the close of the 2007 fiscal year, which information is incorporated herein by reference.  Information required under Item 402 of Regulation S-K regarding executive officers is presented under Item 1(c)(x) herein.  Information required under Item 405 regarding Exchange Act Section 16a compliance to the extent required will be set forth in a section titled “Section 16a Beneficial Ownership Reporting Compliance” in the 2008 Proxy statement.

Code of Ethics

The Company has adopted a code of ethics applicable to all employees of and consultants to the Company.  A copy of the Code of Conduct can be obtained free of charge upon written request directed to the Company’s Secretary at the executive offices of the Company.

Item 11.    EXECUTIVE COMPENSATION

Information required under Item 402 of Regulation S-K will be set forth in a section entitled “Executive Compensation and Other Information” in the Company’s 2008 Proxy Statement which information is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under Item 403 of Regulation S-K will be set forth in a section entitled “Security Ownership of Certain Beneficial Owners” and “Election of Directors” in the Company’s 2008 Proxy Statement which information is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information, if any, required by Item 404 of Regulation S-K will be set forth in a section entitled “Certain Transactions” in the Company’s 2008 Proxy Statement which information is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of this Form 10-K and Item 9(e) of Schedule 14A will be set forth in a section entitled “The Company’s Auditors” in the Company’s 2008 Proxy statement which information is incorporated herein by reference.

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a).	The following Consolidated Financial Statements of Canterbury Park Holding Corporation and subsidiaries are included in Part II, Item 8 pages 30-46:

Management’s Report on Company’s Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements Of Operations for the years ended December 31, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006

Notes to Consolidated Financial statements

(b).	The exhibits listed on the “Exhibits Index” on pages 50 & 51 are filed with this Form 10-K or incorporated by reference in this report.

(c).	No financial statement schedules are required by Item 8 and Item 15(c) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2008	CANTERBURY PARK HOLDING CORPORATION

	By	/s/ Randall D. Sampson
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

Signature	Title	Date

/s/ Curtis A. Sampson	Chairman of the Board	March 31, 2008
Curtis A. Sampson

/s/ Dale H. Schenian	Director; Vice Chairman	March 31, 2008
Dale H. Schenian

/s/ Randall D. Sampson	Chief Executive Officer, President,	March 31, 2008
Randall D. Sampson	General Manager, Treasurer and
Director

/s/ David C. Hansen	Chief Financial Officer*	March 31, 2008
David C. Hansen

/s/ Patrick R. Cruzen	Director	March 31, 2008
Patrick R. Cruzen

/s/ Carin J. Offerman	Director	March 31, 2008
Carin J. Offerman

/s/ Burton F. Dahlberg	Director	March 31, 2008
Burton F. Dahlberg

* Principal Accounting Officer

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

Exhibit Index To

Form 10-K for the Year Ended December 31, 2007

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

Filed as Exhibit 10.10 to the Form 10-KSB for the fiscal year ended December 31, 1998.

10.11	Stock Purchase Savings Plan	Filed as Exhibit 10.11 to Form 10-KSB for the fiscal year ended December 31, 1997 and incorporated herein by reference.

10.13	Stock Option Plan for Non-Employee Consultants and Advisors	Filed as Exhibit 4.3 to the Registration Statement on Form S-8 of the Company filed on August 28, 1997 (File No. 333-34509) and incorporated herein by reference.

21	Subsidiaries of the Registrant	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm	Filed herewith.

24	Power of Attorney	Included in signature page at page 49.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 0f 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

The exhibits referred to in this Exhibit will be supplied to a shareholder at a charge of $.25 per page upon written request directed to Canterbury Park Holding Corporation at the executive offices of the Company.