Form 10-Q
period 2008-03-31
CANTERBURY PARK HOLDING CORP
filed 2008-05-15
CIK 926761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

YES ☐	NO ☒

The Company had 4,046,310 shares of common stock, $.01 par value, outstanding as of May 9, 2008.

Canterbury Park Holding Corporation

PART 1 - FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2008 AND DECEMBER 31, 2007 (Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$7,558,949	$7,050,389
Restricted cash	2,308,999	2,032,632
Short-term investments	82,160	80,688
Accounts receivable, net of allowance of $9,325 and $46,400	713,439	749,782
Inventory	170,561	169,801
Prepaid expenses	354,669	453,350
Income taxes receivable	38,391	215,594
Deferred income taxes	381,500	295,900
Total current assets	11,608,668	11,048,136

LONG-TERM ASSETS
Deposits	20,000	20,000
Land, buildings and equipment, net of accumulated depreciation of $15,045,807 and $14,593,197, respectively	25,186,335	25,037,636
	$36,815,003	$36,105,772

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,794,722	$2,209,639
Card club accruals	2,400,601	2,413,796
Accrued wages and payroll taxes	1,052,162	1,851,140
Accrued interest payable	6,144	5,196
Due to MHBPA	109,922	56,951
Accrued property taxes	615,338	491,630
Payable to horsepersons	304,055	162,931
Total current liabilities	7,282,944	7,191,283

DEFERRED INCOME TAXES	301,700	336,400

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,115,303 and 4,084,087, respectively, shares issued and outstanding	41,153	40,841
Additional paid-in capital	15,589,938	15,395,778
Accumulated earnings	13,599,268	13,141,470
Total stockholders’ equity	29,230,359	28,578,089
	$36,815,003	$36,105,772

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

PERIODS ENDED MARCH 31, 2008 AND 2007 (Unaudited)

	Three Months Ended March 31,
	2008	2007
OPERATING REVENUES:
Pari-mutuel	$2,477,922	$2,713,880
Card Club	6,523,056	7,494,996
Concessions	875,803	884,769
Admissions and parking	22,722	29,696
Publications	85,058	96,829
Other	254,405	299,099
Total Revenues	10,238,966	11,519,269
Less: Promotional Allowances	(38,903)	(50,680)
Net Revenues	10,200,063	11,468,589

OPERATING EXPENSES:
Purse expense	1,274,050	1,365,290
Minnesota Breeders’ Fund	231,851	257,398
Host track fees	431,537	458,402
Pari-mutuel taxes	6,871	26,561
Salaries and benefits	4,572,023	5,020,709
Cost of concessions and publication sales	587,943	593,425
Depreciation	505,050	507,690
Utilities	307,067	331,446
Repairs, maintenance and supplies	213,865	201,986
License fees and property taxes	195,363	198,263
Advertising and marketing	181,705	105,664
Insurance	153,341	235,582
Other	729,204	715,172
	9,389,870	10,017,588
NONOPERATING REVENUES (EXPENSES):
Interest income (expense)	967	(5,168)
Other, net	45,820	77,628
	46,787	72,460

INCOME BEFORE INCOME TAX EXPENSE	856,980	1,523,461

INCOME TAX EXPENSE (Note 1)	(358,100)	(631,084)

NET INCOME	$498,880	$892,377

BASIC NET INCOME PER COMMON SHARE (Note 1)	$.12	$.22

DILUTED NET INCOME PER COMMON SHARE (Note 1)	$.12	$.21

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

PERIODS ENDED MARCH 31, 2008 AND 2007 (Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating Activities:
Net Income	$498,880	$892,377
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	505,050	507,690
Stock-based compensation expense	50,203	63,691
Excess tax benefit from exercise of stock options	(4,261)	(28,782)
Loss on sale of property and equipment	2,008	4,953
Decrease in deferred income taxes	(114,103)	(81,962)
Increase in restricted cash	(276,367)	(107,148)
Decrease (increase) in accounts receivable	36,343	(32,383)
Decrease in other current assets	97,921	124,346
Increase in income taxes payable	177,203	8,046
Decrease in accounts payable and accrued wages and payroll taxes	(298,024)	(521,809)
Decrease in card club accruals	(13,195)	(187,957)
Increase in accrued interest	948	3,336
Increase in accrued property taxes	123,708	126,708
Increase in payable to horsepersons	141,124	133,133
Increase (decrease) in due to MHBPA	52,971	(17,843)
Net cash provided by operations	980,409	886,396

Investing Activities:
Additions to buildings and equipment	(483,355)	(608,609)
Proceeds from sale of equipment	3,500	4,475
Increase in short-term investments	(1,472)	(26,596)
Net cash used in investing activities	(481,327)	(630,730)

Financing Activities
Proceeds from issuance of common stock	56,000	189,625
Common stock repurchases	(50,783)
Excess tax benefit from exercise of stock options	4,261	28,782
Net cash provided by financing activities	9,478	218,407

Net increase in cash	508,560	474,073

Cash at beginning of period	7,050,389	5,745,556

Cash at end of period	$7,558,949	$6,219,629

Supplemental disclosure of noncash investing activities:
Additions to buildings and equipment funded through accounts payable	$270,100	$35,815

Supplemental disclosure of noncash financing activities:
Common stock repurchases funded through accounts payable	$18,227

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$295,000	$705,000

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED MARCH 31, 2008 AND 2007

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Canterbury Park Holding Corporation (the “Company”) was incorporated under the laws of Minnesota and acquired land and buildings to conduct pari-mutuel horse racing operations (the “Racetrack”) in March 1994.  The Racetrack is located in Shakopee, Minnesota, approximately 25 miles southwest of downtown Minneapolis.  In May 1994, we commenced year-round horse racing simulcast operations and hosted the first annual live race meet during the summer of 1995.  Our live racing operations are a seasonal business as we host live race meets each year from early May until Labor Day.  We earn additional pari-mutuel revenue by televising our live racing to out-of-state Racetracks around the country.  We also derive revenues from related services and activities, such as advertising, admissions, parking and publication sales and from other entertainment events and activities held at the Racetrack.  In April 2000, we opened Canterbury Park’s Card Club (the “Card Club”).  The Card Club operates 24 hours a day, seven days a week and is limited by Minnesota State law to a maximum of 50 tables.  The Card Club currently offers 34 tables of Poker Games and 16 tables of Casino Games.  Our three largest sources of revenues, Card Club operations, pari-mutuel operations and concessions sales, generate cash revenues.

Unaudited Financial Statements - The consolidated balance sheet as of March 31, 2008, the consolidated statements of operations for the three months ended March 31, 2008 and 2007, the consolidated statements of cash flows for the three months ended March 31, 2008 and 2007, and the related information contained in these notes have been prepared by management without audit.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position and results of operations for such periods have been made.  Results for an interim period should not be considered as indicative of results for a full year.

The summary of significant accounting policies is included in the notes to consolidated financial statements in the 2007 Annual Report on Form 10-K.

Revenue Recognition - Our revenues are derived primarily from the operations of a Card Club, pari-mutuel wagering on simulcast and live horse races, concession sales, and related activities.  Collection revenue from Card Club operations and pari-mutuel commission and fee revenues are recognized at the time that the wagering process is complete.  Revenues related to wagering activities including concession and publication sales, and parking and admission fees are recognized as revenue when the service has been performed or the product has been delivered.

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

Net Income Per Share - Basic net income per common share is based on the weighted average number of common shares outstanding during each period.  The weighted average number of common shares outstanding for the three-month periods ended March 31, 2008 and March 31, 2007 were 4,066,403 and 4,052,421, respectively.  Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding.  The Company’s potential common shares outstanding are stock options and shares of unvested (“restricted”) stock.  After considering the dilutive effect of stock options and restricted stock outstanding, the weighted average shares used to calculate diluted earnings per share for the three month periods ended March 31, 2008 and March 31, 2007 were 4,159,925 and 4,210,633, respectively.

Fair Values of Financial Instruments – Due to the current classification of all financial instruments of the Company and given the short-term nature of the related account balances, carrying amounts reported in the consolidated balance sheets approximate fair value.

Employee Termination Benefits – Management of the Company is continually re-evaluating the Company’s operating costs against its long-term strategic goals.  During the first quarter of 2007, the Company created a voluntary retirement incentive program, which provided eligible employees the opportunity to voluntarily resign their employment in exchange for severance pay and other specified benefits. Eligible employees could elect to participate in this voluntary program during the period from January 11, 2007 through February 25, 2007. In accordance with SFAS 88, Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recognized a charge to income of approximately $182,000 associated with this special termination benefit.  In addition, the Company incurred $64,000 in severance costs related to the involuntary termination of salaried and hourly personnel during the first quarter of 2007.  No changes to the liability and no additional expense was incurred during the first quarter of 2008.

New Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 (SFAS 157), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007, and the Company has adopted the standard for those assets and liabilities as of January 1, 2008 and the impact of adoption had no impact on our financial position or results of operation.  See Note 3 for further discussion.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of FASB Statement No. 115.  SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 became effective for fiscal years beginning after November 15, 2007. We have elected not to implement the fair value option with respect to any existing assets or liabilities; therefore, the adoption of SFAS 159 had no impact on our financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(revised) “Business Combinations.” Statement No. 141(R) applies to all business combinations. Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. We are required to adopt this statement starting in 2009 and it is to be applied to business combinations occurring in 2009 and after. Early adoption of this statement is prohibited.  The Company is evaluating the impact the adoption of SFAS No. 141 (R) will have on its consolidated results of operations and financial condition.

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

In March of 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161).  SFAS 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS 133, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  The Company is evaluating the impact the adoption of SFAS 161 will have on its consolidated results of operations and financial condition.

2.     STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted FASB Statement No.123(R), Share Based Payment (“SFAS 123R”), applying the modified prospective transition method.  We recognized $50,203 and $63,691 in stock-based compensation expense in salaries and benefits expense line item on the consolidated statements of operations during the three-months ended March 31, 2008 and 2007, respectively.

Our annual grant of stock-based compensation generally takes place during the first quarter of each fiscal year.  Each non-employee member of the Board of Directors receives an annual recurring grant of 3,000 non-qualified stock options on the first business day in February.  On February 1, 2008, 15,000 options were granted to the five non-employee board members with an exercise price equal to the market price on the date of grant of $11.35.  The stock options vest over a six-month period and expire in ten years.  The compensation cost associated with this grant of Board of Director options is $29,700 to be recognized as expense over the six-month vesting period.  On February 1, 2007, 15,000 options were granted to the five non-employee board members with an exercise price equal to the market price on the date of grant of $13.76.

The number of shares granted and the weighted average fair value per share during the periods presented were:

Three Months Ended
	March 31, 2008		March 31, 2007
		Weighted		Weighted
		Average		Average
		Fair Value		Fair Value
	Grant	Per Share	Grant	Per Share

Stock options	15,000	$1.98	15,000	$3.89

Total shares	15,000		15,000

The fair value of stock options granted under the Company’s 1994 Stock Plan during first three months of 2008 and 2007 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2008	2007
Dividend yield	2.20%	1.82%
Weighted-average volatility	15%	22%
Risk-free interest rate	3.62%	4.86%
Expected term of stock options in years	7.3	7.2
Fair value of stock options on grant date	$29,700	$58,400

A summary of stock option activity as of March 31, 2008 and changes during the three months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Grant Date
Stock Options	Shares	Price	Term	Fair Value

Outstanding at January 1, 2008	605,900	$11.00

Granted	15,000	11.35
Exercised	(30,000)	2.53
Expired	(77,000)	15.55

Outstanding at March 31, 2008	513,900	$10.83	2.9 Years	$5,564,000

Exercisable at March 31, 2008	491,400	$10.76	2.6 Years	$5,285,000

Employee Stock Ownership Plan – During the first quarter of 2008, the Company contributed 10,000 shares of common stock to the Employee Stock Ownership Plan.  This contribution was a non-cash transaction in which shares were issued and were allocated to the accounts of eligible employees based upon their 2007 compensation during the first quarter of 2008.

3.     FAIR VALUE

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company utilizes the market approach to measure fair value for its financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2008
Description	Total	Level 1	Level 2	Level 3

Short-term investments	$82,160	$82,610	$—	$—

Total	$82,160	$82,160	$—	$—

4.     BORROWINGS UNDER CREDIT AGREEMENT

Borrowings under the Company’s credit agreement with Bremer Bank include a commercial revolving credit line, which provides for maximum advances of $2,250,000 with interest at the prime rate.  The Company had no borrowings under this credit line at March 31, 2008.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of March 31, 2008.  Management believes that funds available under this line of credit, along with funds generated from card club and simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2008.

5.     OPERATING SEGMENTS

During the first three months of 2008 and 2007, the Company had three reportable operating segments:  horse racing, card club, and concessions.  The horseracing segment primarily represents simulcast and live horse racing operations.  The card club segment primarily represents operations of Canterbury Park’s Card Club, and the concessions segment primarily represents concessions provided during simulcast and live racing, in the card club, and during special events.  The Company’s reportable operating segments are strategic business units that offer different products and services.  They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services.  The Minnesota Racing Commission regulates the horse racing and card club segments.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the 2007 Annual Report on Form 10-K.

Depreciation, interest expense and income taxes are allocated to the segments but no allocation is made to concessions for shared facilities.  However, the concessions segment pays approximately 25% of gross revenues earned on live racing and special event days to the horse racing segment for use of the facilities.

The following tables provide information about the Company’s operating segments (in 000’s):

	Three Months Ended March 31, 2008
	Horse Racing	Card Club	Concessions	Total

Net revenues from external customers	$3,066	$6,253	$881	$10,200

Intersegment revenues	91		433	524

Net interest income	47			47

Depreciation	323	140	42	505

Segment income before income taxes	215	608	90	913

Segment Assets	$32,287	$3,737	$7,720	$43,744

	Three Months Ended March 31, 2007
	Horse Racing	Card Club	Concessions	Total

Net revenues from external customers	$3,081	$7,495	$893	$11,469

Intersegment revenues	83		483	566

Net interest income	72			72

Depreciation	299	179	30	508

Segment income before income taxes	187	1,306	151	1,644

At December 31, 2007

Segment Assets	$31,431	$3,857	$7,723	$43,011

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Three Months Ended March 31,
	2008	2007
Revenues
Total net revenue for reportable segments	$10,724	$12,035
Elimination of intersegment revenues	(524)	(566)
Total consolidated net revenues	$10,200	$11,469

Income before income taxes
Total segment income before income taxes	$913	$1,644
Elimination of intersegment income before income taxes	(56)	(121)
Total consolidated income before income taxes	$857	$1,523

	March 31,	December 31,
Assets	2008	2007
Total assets for reportable segments	$43,712	$43,011
Elimination of intercompany receivables	(6,897)	(6,905)
Total consolidated assets	$36,815	$36,106

6.     CONTINGENCIES

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

The Company is periodically involved in various legal actions arising in the normal course of business.  At March 31, 2008, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

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

The Racetrack is the only pari-mutuel thoroughbred and quarter horse racing facility in the State of Minnesota.  The Racetrack earns revenues from pari-mutuel take-out on races simulcast year-round to Canterbury Park from racetracks throughout the country and from live race meets featuring thoroughbred and quarter horse racing.  Live race meets commence in the month of May and conclude in September.  During live race meets, the Company televises its races to out-of-state racetracks around the country, and earns additional pari-mutuel revenue on wagers placed on races at the out-of-state racetracks.

Canterbury Park’s Card Club (the “Card Club”) hosts “unbanked” card games in which players compete against each other and not against the house.  The Card Club is open twenty-four hours a day, seven days a week.  Under Minnesota law, the Company is required to pay up to 14% of the gross Card Club revenues to the Racetrack’s purse fund and the State of Minnesota Breeders’ Fund.  However, the Company has agreed with the Minnesota Horsemen’s Benevolent and Protective Association (“MHBPA”) to pay 15% of Card Club revenues into the purse fund for 2008 and 2007.

The Company also generates revenues from other activities such as admission and parking fees and from the sale of food and beverage, programs and other racing publications, and corporate sponsorships.  Additional revenues are derived from an RV park and the use of the Racetrack facilities for special events such as concerts, craft shows and snowmobile racing.

Operations Review for the Three Months Ended March 31, 2008 and March 31, 2007:

Total net revenues decreased $1,268,526, or 11.1%, during three months ended March 31, 2008 compared to the three months ended March 31, 2007.  The decrease is due primarily to decreases in pari-mutuel and card club revenues.

Pari-mutuel revenue decreased $235,958, or 8.7% in the three-month period ended March 31, 2008 compared to the same period in 2007.  Total handle was approximately $11.9 million or 6.8%, lower than total handle of $12.7 million during the same quarter a year ago.  The decrease is primarily attributable to inclement weather during the first quarter of 2008 at racetracks simulcasting their signal to our racetrack, which resulted in the cancellation of a significant number of races.  Also, a smoking ban became effective October 1, 2007.  This legislation has had, and may continue to have, a significant adverse effect on the Company’s revenues and profits.  The Company believes that those simulcast customers who smoke and no longer visit our facilities are wagering on the Internet.  The smoking ban is discussed later in this filing under the Legislation heading.  In addition, a difficult economy has adversely impacted discretionary spending on entertainment.

See the “Summary of Pari-Mutuel Data” below.

	Three Months Ended March 31,
Summary of Pari-Mutuel Data:	2008	2007

Simulcast racing days	91	90

On-track simulcast handle	$11,881,000	$12,744,000

Average daily handle	$131,000	$142,000

Total Card Club revenue decreased 13.0% or $971,940 for the first three months of 2008 compared to the same period in 2007.  The primary source of Card Club revenue is a percentage of the wagers received from the players as compensation for providing the Card Club facility and services, referred to as the “collection revenue”.  Other revenue includes fees collected for the administration of tournaments, and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds.  Poker collection revenue fell $115,818 or 2.5% compared to the first quarter of 2007.  In addition, Casino Games collection revenue dropped $797,576 or 29.8% compared to the first three months of 2007.  The decrease in revenue is primarily due to the smoking ban that became effective on October 1, 2007.  The Company believes that those Card Club customers who smoke and no longer visit the Card Club are now patronizing tribal casinos where smoking is permitted.  This legislation has had, and may continue to have, a significant adverse effect on the Company’s revenues and profits.  The smoking ban is discussed later in this filing under the Legislation heading.  In addition, a difficult economy has adversely impacted discretionary spending on entertainment.  Total Card Club revenues represented 64.0% and 65.3% of net revenues for the three-month periods ended March 31, 2008 and 2007, respectively.  See the “Summary of Card Club Data” below.

	Three Months Ended March 31,
Summary of Card Club Data:	2008	2007

Poker Games	$4,455,000	$4,570,000
Casino Games	1,877,000	2,675,000
Total Collection Revenue	6,332,000	7,245,000

Other Revenue	191,000	250,000
Total Card Club Revenue	$6,523,000	$7,495,000

Number of Days Offered	91	90
Average Revenue per Day	$72,000	$83,000

Concession revenues decreased slightly for the quarter ended March 31, 2008 compared to the first quarter of 2007. Increases in sales volumes at stands, bars and the restaurant were more than offset by reductions of sales in the Card Club.

Total operating expenses in the first quarter of 2008 decreased by approximately $627,718, or 6.3%, compared to the three-month period ended March 31, 2007. However, total operating expenses as a percentage of net revenues increased to 92.1% for the first three months of 2008, compared to 87.3% for the same period in 2007.  While variable expenses did decrease with the reductions in revenues, fixed expenses increase as a percentage of revenues as revenues decrease.

Total expense for statutory purses and the Minnesota Breeders’ Fund decreased 7.2% to approximately $1,506,000 for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007.  The decrease was due primarily to a reduction in Card Club purse and breeders’ fund expenses due to lower Card Club collection revenues in the first quarter of 2008 compared to the first quarter of 2007.  The following table provides additional information regarding purse and Breeders’ Fund Expense:

	Purse Expense		Minnesota Breeders’ Fund Expense
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Card Club	$880,612	$1,010,831	$97,846	$112,315

Simulcast Racing	393,438	354,459	134,005	145,083

Total	$1,274,050	$1,365,290	$231,851	$257,398

Salary and benefit costs decreased by $448,686, or 8.9%, compared to the first quarter of 2007 primarily as a result of the expense related to the voluntary retirement incentive program that occurred during the first quarter of 2007.  Insurance expense decreased $82,241, or 34.9% compared to the first quarter of 2007.  The decrease is due to a change in insurance provider that has allowed for significant decreases in premiums paid.  Advertising and marketing costs increased by $76,041, or 72.0%, compared to the first quarter of 2007 primarily as a result of the use of an advertising agency and related fees in the current year.

Income before income taxes decreased $666,481, or 43.7%, to $856,980 for the three months ended March 31, 2008, from $1,523,461 for the three months ended March 31, 2007.  Income tax expense was $358,100 and $631,084 for the first quarters of 2008 and 2007, respectively, resulting in net income of $498,880 and $892,377, respectively.

Contingencies:

There have been no material changes in our contingencies since those reported at December 31, 2007.

Liquidity and Capital Resources:

Cash provided by operating activities for the three months ended March 31, 2008 was $980,409 and resulted principally from net income of $498,880 and depreciation of $505,050.  These items were partially offset by a decrease in accounts payable and accrued wages and payroll taxes of $298,024 due primarily to an additional $270,100 of fixed asset additions being funded through accounts payable. Cash provided by operating activities for the three months ended March 31, 2007 was $886,396 and resulted principally from net income of $892,377 and depreciation of $507,690.  These items were partially offset by an increase in accounts payable and accrued wages and payroll taxes of $521,809 due primarily to the timing of payroll. Pursuant to an agreement with the Minnesota Horsemen’s Benevolent and Protective Association (MHBPA), during the three months ended March 31, 2008 and 2007, the Company transferred into a trust account for these purposes or paid directly to the MHBPA approximately $1,025,000 and $1,250,000, respectively.

Net cash used in investing activities for the first quarter of 2008 of $481,327 was used primarily for upgrades to the grandstand building.  Net cash used in investing activities for the first quarter of 2007 of $630,730 was used primarily for additions to equipment in the Card Club, continued improvements to the backside barns and general remodeling of the grandstand in preparation for the 2007 live race meet.

Net cash provided by financing activities during the first three months of 2008 consisted primarily of proceeds received upon the exercise of stock options of $56,000 offset by stock repurchases of $50,783.  Net cash provided by financing activities during the first three months of 2007 consisted of proceeds received upon the exercise of stock options of $189,625, and excess tax benefits from the exercise of stock options during the quarter of $28,782.

The Company has a credit agreement with Bremer Bank N. A. that provides a revolving credit line permitting advances of up to $2,250,000 with interest at the prime rate.  The Company had no borrowings under the line of credit at March 31, 2008 or December 31, 2007.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements at all times throughout the quarter ended March 31, 2008.

Unrestricted cash balances at March 31, 2008 were $7,558,949 compared to $7,050,389 at December 31, 2007.  The Company believes that funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2008 for regular operations.

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

Our significant accounting policies are included in Note 1 to our consolidated financial statements in our 2007 Annual Report on Form 10-K. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Land, Buildings and Equipment - We have significant capital invested in our property and equipment, which represents approximately 68.4% of our total assets. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired. Our property and equipment is evaluated for impairment whenever circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value and is charged to operations in the period in which such impairment is determined by management. We do not believe that any impairment has occurred or is likely to occur in the near future.

Regulation - Our business can be materially impacted both positively and negatively by legislative and regulatory changes, such as those described below.  Significant negative changes resulting from these activities could result in an impairment of our property and equipment in accordance with generally accepted accounting standards. Additional information regarding how our business can be impacted by legislative and regulatory changes are included in Item 1 (vi), and Item 1 (vii), respectively, in our 2007 Annual Report on Form 10-K.

Commitments and Contractual Obligations:

There have been no material changes in our outstanding commitments and contractual obligations since those reported at December 31, 2007.

Legislation:

The Company did not propose or support any legislation during the 2008 biannual session of the Minnesota Legislature to pursue our Racino proposal that has been discussed in our previous flings with the SEC, mainly because a majority of those serving in the Minnesota Legislature following the November 2006 elections are considered unlikely to favorably entertain our Racino proposal.  Based on the success of several Racinos in other states, we continue to believe that if a Racino was authorized at the Racetrack, it would enhance horseracing with increased purses, provide growth and development opportunities for the Company, and provide significant new tax revenues for state and local governments.

On October 1, 2007, legislation became effective that severely restricted smoking in all public places in Minnesota, including at the Racetrack.  Tribal casinos located in Minnesota are not covered by this legislation and will continue to offer various gaming alternatives, including card games, in an environment that allows smoking.  Since October 1, 2007, this legislation has had, and may continue to have, a significant adverse effect on the Company’s revenues and profits.  The Company believes that those simulcast customers who smoke and no longer visit our facilities are now wagering on the Internet.  The Company also believes those Card Club customers who smoke and no longer visit the Card Club are now patronizing tribal casinos where smoking is permitted.

In April 2008, the Minnesota Legislature passed a bill allowing pari-mutuel simulcast wagering on all breeds at Running Aces Harness Park (Running Aces), a harness track that opened in Anoka County in April 2008.  In anticipation of the passing of this legislation, the Company entered into a revenue sharing agreement with Running Aces.  This agreement will benefit the respective horsemen’s associations by requiring the Company and Running Aces to make purse set aside contributions and Breeders Fund contributions as required by law.  Additionally, under the terms of the agreement, the Company will pay Running Aces a portion of net revenues for simulcast wagers taken on harness racing, and Running Aces will pay the Company a portion of net revenues for simulcast wagers taken on thoroughbred racing.  The Company believes that this agreement will help offset any revenue decreases that would have occurred as a result of the passage of this bill.

Forward-Looking Statements:

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future financial performance, business activities or plans which are typically preceded by the words “believes,” “expects,” “anticipates,” “intends” or similar expressions.  For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws.  Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could cause actual performance, activities or plans to differ significantly from those indicated in the forward-looking statements.  Such risks and uncertainties include, but are not limited to: fluctuations in attendance at the Racetrack, material changes in the level of wagering by patrons, decline in interest in the unbanked card games offered at the Card Club, legislative and regulatory changes, the impact of wagering products and technologies introduced by competitors; increases in the percentage of revenues allocated for purse fund payments; increase in compensation and employee benefit costs; the general health of the gaming sector; higher than expected expense related to new marketing initiatives; and other factors discussed under Item 1A in our Report on Form 10-K for the year ended December 31, 2007 and in the Company’s other filings with the Securities and Exchange Commission.

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

(b)           Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended March 31, 2008 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.                    Legal Proceedings

Not Applicable.

Item 1A.                 Risk Factors

There have been no material changes to the Risk Factors since those reported in the Form 10-K for the year ended December 31, 2007.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Not Applicable.

(b)   Not Applicable.

(c)   On January 16, 2008, the Company announced that its Board of Directors had authorized a program to repurchase up to an additional 250,000 shares of the Company’s common stock.  During the first quarter of 2008, the Company repurchased 6,982 shares of common stock at an average price of $9.88 for an aggregate purchase price of $69,010.  A month-by-month breakdown of purchases is included in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 16, 2008	—	—	—	250,000
Jan 17 to Jan 31, 2008	—	—	—	250,000
Feb 1 to Feb 29, 2008	—	—	—	250,000
Mar 1 to Mar 31, 2008	6,982	$9.88	6,982	243,018
Total	6,982		6,982	243,018

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

Canterbury Park Holding Corporation

Dated: May 15, 2008	/s/ Randall D. Sampson
Randall D. Sampson,
President, and Chief Executive Officer

Dated: May 15, 2008	/s/ David C. Hansen
David C. Hansen,
Vice President, and Chief Financial Officer