Form 10-Q
period 2008-06-30
CANTERBURY PARK HOLDING CORP
filed 2008-08-14
CIK 926761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

YES	☐	NO	☒

The Company had 3,979,025 shares of common stock, $.01 par value, outstanding as of August 14, 2008.

Canterbury Park Holding Corporation

PART 1 - FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2008 AND DECEMBER 31, 2007 (Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$6,941,873	$7,050,389
Restricted cash	4,540,559	2,032,632
Short-term investments	56,107	80,688
Accounts receivable, net of allowance of $3,325 and $46,400	1,021,058	749,782
Inventory	286,196	169,801
Prepaid expenses	593,823	453,350
Income taxes receivable	501,020	215,594
Deferred income taxes	398,500	295,900
Total current assets	14,339,136	11,048,136

LONG-TERM ASSETS
Deposits	20,000	20,000
Land, buildings and equipment, net of accumulated depreciation of $15,531,102 and $14,593,197, respectively	25,456,136	25,037,636
	$39,815,272	$36,105,772

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$6,196,204	$2,209,639
Card club accruals	2,409,231	2,413,796
Accrued wages and payroll taxes	1,807,535	1,851,140
Cash dividend payable	1,007,173
Accrued interest payable	9,429	5,196
Due to MHBPA	95,678	56,951
Accrued property taxes	494,364	491,630
Payable to horsepersons	237,282	162,931
Total current liabilities	12,256,896	7,191,283

DEFERRED INCOME TAXES	265,300	336,400

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,016,746 and 4,084,087, respectively, shares issued and outstanding	40,167	40,841
Additional paid-in capital	15,262,843	15,395,778
Accumulated earnings	11,990,066	13,141,470
Total stockholders’ equity	27,293,076	28,578,089
	$39,815,272	$36,105,772

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

PERIODS ENDED JUNE 30, 2008 AND 2007 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
OPERATING REVENUES:
Pari-mutuel	$4,291,946	$4,723,673	$6,769,868	$7,437,553
Card Club	6,647,122	7,077,195	13,170,178	14,572,191
Concessions	2,059,254	1,942,296	2,935,057	2,827,065
Admissions and parking	281,387	324,635	304,109	354,331
Publications	128,810	141,840	213,868	238,669
Other	469,052	499,009	723,457	798,108
Total Revenues	13,877,571	14,708,648	24,116,537	26,227,917
Less: Promotional Allowances	(72,678)	(82,625)	(111,581)	(133,305)
Net Revenues	13,804,893	14,626,023	24,004,956	26,094,612

OPERATING EXPENSES:
Purse expense	2,370,658	2,546,900	3,644,708	3,912,190
Minnesota Breeders’ Fund	310,744	339,202	542,595	596,600
Host track fees	568,815	608,099	1,000,352	1,066,501
Pari-mutuel taxes	7,364	35,347	14,235	61,908
Salaries and benefits	5,809,601	5,844,205	10,381,624	10,864,914
Cost of concessions and publication sales	1,089,176	1,008,898	1,677,119	1,602,323
Depreciation	507,663	454,600	1,012,713	962,290
Utilities	389,186	371,027	696,253	702,473
Repairs, maintenance and supplies	422,838	348,476	636,703	550,462
License fees and property taxes	210,558	213,558	405,921	411,821
Advertising and marketing	631,109	556,105	812,814	661,769
Insurance	214,276	314,321	367,617	549,903
Other	1,348,346	1,182,868	2,077,550	1,898,040
	13,880,334	13,823,606	23,270,204	23,841,194
NONOPERATING (EXPENSES) REVENUES:
Interest expense	(3,331)	(4,745)	(2,364)	(9,913)
Other, net	38,855	86,037	84,675	163,665
	35,524	81,292	82,311	153,752

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(39,917)	883,709	817,063	2,407,170

INCOME TAX BENEFIT (EXPENSE) (Note 1)	4,498	(380,716)	(353,602)	(1,011,800)

NET (LOSS) INCOME	$(35,419)	$502,993	$463,461	$1,395,370

BASIC NET (LOSS) INCOME PER COMMON SHARE (Note 1)	$(.01)	$.12	$.11	$.34

DILUTED NET (LOSS) INCOME PER COMMON SHARE (Note 1)	$(.01)	$.12	$.11	$.33

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

PERIODS ENDED JUNE 30, 2008 AND 2007 (Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating Activities:
Net Income	$463,461	$1,395,370
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,012,713	962,290
Stock-based compensation expense	74,696	133,863
Excess tax benefit from exercise of stock options	(17,530)	(44,794)
Loss on sale of property and equipment	1,968	5,949
Decrease in deferred income taxes	(135,974)	(136,556)
Increase in restricted cash	(2,507,927)	(2,499,116)
Increase in accounts receivable	(271,276)	(12,355)
Increase in other current assets	(256,868)	(56,067)
(Increase) decrease in income taxes receivable	(285,426)	113,356
Increase in accounts payable and accrued wages and payroll taxes	3,819,295	3,650,849
Decrease in card club accruals	(4,565)	(36,183)
Increase in accrued interest	4,233	7,834
Increase in accrued property taxes	2,734	27,242
Increase (decrease) in payable to horsepersons	74,351	(95,738)
Increase (decrease) in due to MHBPA	38,727	(50,460)
Net cash provided by operations	2,012,612	3,365,484

Investing Activities:
Additions to buildings and equipment	(1,307,296)	(1,184,310)
Proceeds from sale of equipment	3,540	3,472
Decrease in short-term investments	24,581	25,248
Net cash used in investing activities	(1,279,175)	(1,155,590)

Financing Activities
Proceeds from issuance of common stock	120,125	208,305
Common stock repurchases	(979,608)
Excess tax benefit from exercise of stock options	17,530	44,794
Net cash (used) provided by financing activities	(841,953)	253,099

Net (decrease) increase in cash	(108,516)	2,462,993

Cash at beginning of period	7,050,389	5,745,556

Cash at end of period	$6,941,873	$8,208,549

Supplemental disclosure of noncash investing activities:
Additions to buildings and equipment funded through accounts payable	$223,622	$47,328

Supplemental disclosure of noncash financing activities:
Common stock repurchases funded through accounts payable	$104,240

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$775,000	$1,035,000
Dividend declared	$1,007,173	$1,027,695

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED JUNE 30, 2008 AND 2007

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

Unaudited Financial Statements - The consolidated balance sheet as of June 30, 2008, the consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, the consolidated statements of cash flows for the six months ended June 30, 2008 and 2007, and the related information contained in these notes have been prepared by management without audit.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position and results of operations for such periods have been made.  Results for an interim period should not be considered as indicative of results for a full year.

The summary of significant accounting policies is included in the notes to consolidated financial statements in the 2007 Annual Report on Form 10-K.

Revenue Recognition - Our revenues are derived primarily from the operations of a Card Club, pari-mutuel wagering on simulcast and live horse races, concession sales, and related activities.  Collection revenue from Card Club operations and pari-mutuel commission and fee revenues are recognized at the time that the wagering process is complete.  Revenues related to concession and publication sales and parking and admission fees are recognized as revenue when the service has been performed or the product has been delivered.

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

Income Taxes - Income tax expense is computed by applying the estimated annual effective tax rate to the year-to-date income.  Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to reverse.

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

The Company and its consolidated subsidiaries file income tax returns in the United States (“U.S.”) federal jurisdiction.  The Company is no longer subject to U.S. federal examinations by tax authorities for years prior to 2007 or by State of Minnesota tax authorities for years prior to 2003.  We do not believe there will be any material changes in our unrecognized tax positions over the next twelve months.

Net (Loss) Income Per Share - Basic net (loss) income per common share is based on the weighted average number of common shares outstanding during each period.  The weighted average number of common shares outstanding for the three and six-month periods ended June 30, 2008 were 4,019,196 and 4,042,800, respectively.  The weighted average number of common shares outstanding for the three and six-month periods ended June 30, 2007 were 4,069,104 and 4,060,809, respectively.  Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding.  The Company’s potential common shares outstanding are stock options and shares of unvested (“restricted”) stock.  After considering the dilutive effect of stock options outstanding, the weighted average shares used to calculate diluted earnings per share for the three and six-month periods ended June 30, 2008 were 4,019,196 and 4,126,852, respectively.  66,689 weighted average shares were considered anti-dilutive and excluded from the computation of common equivalent shares for the three months ended June 30, 2008, as the Company reported a net loss for that period.  The weighted average shares used to calculate diluted earnings per share for the three and six-month periods ended June 30, 2007 were 4,215,833 and 4,228,088, respectively.

Fair Values of Financial Instruments – Due to the current classification of all financial instruments of the Company, and given the short-term nature of the related account balances, carrying amounts reported in the consolidated balance sheets approximate fair value.

New Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007, and the Company has adopted the standard for those assets and liabilities as of January 1, 2008 and the impact of adoption had no impact on our financial position or results of operation.  See Note 3 for further discussion.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115.  SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 became effective for fiscal years beginning after November 15, 2007. We have elected not to implement the fair value option with respect to any existing assets or liabilities; therefore, the adoption of SFAS 159 had no impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(revised) (“SFAS 141(R)”), Business Combinations.  SFAS 141(R) applies to all business combinations. Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. We are required to adopt this statement starting in 2009 and it is to be applied to business combinations occurring in 2009 and after. Early adoption of this statement is prohibited.  The Company will evaluate the impact the adoption of SFAS No. 141 (R) will have on any future business combinations.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements.  SFAS 160 applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements.  SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. We are required to adopt this statement beginning in 2009.  Early adoption of this statement is prohibited and we are currently in the process of evaluating the effect that this statement will have on our consolidated results of operations and financial condition.

In March of 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133.”  SFAS 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS 133, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  The Company is evaluating the impact the adoption of SFAS 161 will have on its consolidated results of operations and financial condition.

2.               STOCK BASED COMPENSATION

Effective January 1, 2006, we adopted FASB Statement No.123(R), Share Based Payment (“SFAS 123R”), applying the modified prospective transition method.  We recognized $74,696 and $133,863 in stock-based compensation expense in salaries and benefits expense line item on the consolidated statements of operations during the six-months ended June 30, 2008 and 2007, respectively.

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

The number of shares granted and the weighted average fair value per share during the periods presented were:

Six Months Ended
	June 30, 2008		June 30, 2007
		Weighted		Weighted
		Average		Average
		Fair Value		Fair Value
	Grant	Per Share	Grant	Per Share

Stock options	15,000	$1.98	15,000	$3.89

Total shares	15,000		15,000

The fair value of stock options granted under the Plan during first six months of 2008 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2008	2007
Dividend yield	2.20%	1.82%
Weighted-average volatility	15%	22%
Risk-free interest rate	3.62%	4.86%
Expected term of stock options in years	7.3	7.2
Fair value of stock options on grant date	$29,700	$58,400

A summary of stock option activity as of June 30, 2008 and changes during the six months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Grant Date
Stock Options	Shares	Price	Term	Fair Value

Outstanding at January 1, 2008	605,900	$11.00

Granted	15,000	$11.35
Exercised	(45,000)	$3.11
Expired	(77,000)	$15.55

Outstanding at June 30, 2008	498,900	$11.03	2.7 Years	$5,501,493

Exercisable at June 30, 2008	476,400	$10.96	2.4 Years	$5,222,118

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 30, 2008
Description	Total	Level 1	Level 2	Level 3

Short-term investments	$56,107	$56,107	$—	$—

Total	$56,107	$56,107	$—	$—

4.               BORROWINGS UNDER CREDIT AGREEMENT

Borrowings under the Company’s credit agreement with Bremer Bank include a commercial revolving credit line, which provides for maximum advances of $2,250,000 with interest at the prime rate until April 20, 2009.  The Company had no borrowings under this credit line at June 30, 2008 and December 31, 2008.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of June 30, 2008.  Management believes that funds available under this line of credit, along with funds generated from card club and simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2008.

5.               OPERATING SEGMENTS

During the first six months of 2008 and 2007, the Company had three reportable operating segments:  horse racing, card club, and concessions.  The horseracing segment primarily represents simulcast and live horse racing operations.  The card club segment primarily represents operations of Canterbury Park’s Card Club, and the concessions segment primarily represents concessions provided during simulcast and live racing, in the Card Club, and during special events.  The Company’s reportable operating segments are strategic business units that offer different products and services.  They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services.  The Minnesota Racing Commission regulates the horse racing and card club segments.

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

The following tables provide information about the Company’s operating segments (in 000’s):

	Six Months Ended June 30, 2008
	Horse Racing	Card Club	Concessions	Total

Net revenues from external customers	$7,887	$13,170	$2,948	$24,005

Intersegment revenues	357		883	1,240

Net interest income	82			82

Depreciation	658	271	84	1,013

Segment income before income taxes	(857)	1,629	487	1,259

Segment Assets	$35,204	$3,638	$8,368	$47,210

	Six Months Ended June 30, 2007
	Horse Racing	Card Club	Concessions	Total

Net revenues from external customers	$8,673	$14,572	$2,850	$26,095

Intersegment revenues	355		973	1,328

Net interest income	154			154

Depreciation	593	308	61	962

Segment income before income taxes	(69)	2,437	626	2,994

At December 31, 2007

Segment Assets	$31,431	$3,857	$7,723	$43,011

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Six Months Ended June 30,
	2008	2007
Revenues
Total net revenue for reportable segments	$25,245	$27,423
Elimination of intersegment revenues	(1,240)	(1,328)
Total consolidated net revenues	$24,005	$26,095

Income before income taxes
Total segment income before income taxes	$1,259	$2,994
Elimination of intersegment income before income taxes	(442)	(587)
Total consolidated income before income taxes	$817	$2,407

	June 30,	December 31,
	2008	2007
Assets
Total assets for reportable segments	$47,210	$43,011
Elimination of intercompany receivables	(7,395)	(6,905)
Total consolidated assets	$39,815	$36,106

6.               COMMITMENTS AND CONTINGENCIES

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

The Company is periodically involved in various legal actions arising in the normal course of business.  At June 30, 2008, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

On June 5, 2008, the Company’s Board of Directors declared a special cash dividend of $.25 per share of common stock payable on July 11, 2008 to shareholders of record on June 20, 2008.  The aggregate amount paid to shareholders on July 11, 2008 pursuant to this dividend declaration was $1,007,173.

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

The Racetrack is the only pari-mutuel thoroughbred and quarter horse racing facility in the State of Minnesota.  The Racetrack earns revenues from pari-mutuel take-out on races simulcast year-round to Canterbury Park from racetracks throughout the country and from live race meets featuring thoroughbred and quarter horse racing.  In 2008, the live race meet began in May and will conclude in September.  During the live meet, the Company televises its races to out-of-state racetracks around the country and earns additional pari-mutuel revenue on wagers placed on our races at the out-of-state racetracks.

Canterbury Park’s Card Club (the “Card Club”) hosts “unbanked” card games in which players compete against each other and not against the house.  The Card Club is open twenty-four hours a day, seven days a week.  Under Minnesota law, the Company is required to pay up to 14% of the gross Card Club revenues to the Racetrack’s purse fund and the State of Minnesota Breeders’ Fund.  However, the Company has agreed with the Minnesota Horsemen’s Benevolent and Protective Association (“MHBPA”) to pay 15% of Card Club revenues into the purse fund for the first half of 2008 and all of 2007.

The Company also generates revenues from other activities such as admission and parking fees and from the sale of food and beverage, programs and other racing publications, and corporate sponsorships.  Additional revenues are derived from an RV park and the use of the Racetrack facilities for special events such as concerts, craft shows and snowmobile racing.

Operations Review for the Three and Six Months Ended June 30, 2008 and June 30, 2007:

Total net revenues decreased $2,089,656, or 8.0%, during the six months ended June 30, 2008 compared to the six months ended June 30, 2007, and decreased $821,130, or 5.6%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The decrease was due primarily to reductions of 9.0% and 9.6% in pari-mutuel and Card Club revenues for the six months ended June 30, 2008.  These decreases were partially offset by an increase of 3.8% in concession revenue for the six months ended June 30, 2008.

Pari-mutuel revenues decreased $667,685, or 9.0%, in the six-month period ended June 30, 2008 compared to the same period in 2007, and decreased $431,727, or 9.1%, for the three-month period ended June 30, 2008 compared to the same period in 2007.  Total handle wagered on simulcast races for the first half of 2008 was down $2.3 million, or 5.5%, compared to the same period last year.  The decrease in pari-mutuel revenues is partially due to a smoking ban that became effective October 1, 2007.  The Company believes that those simulcast customers who smoke and no longer visit our facilities are unlawfully wagering on the Internet.  The smoking ban is discussed later in this filing under the Legislation heading.  In addition, economic downturn and higher fuel costs have adversely impacted discretionary spending on entertainment throughout the first half of 2008.  Inclement weather during the first quarter of 2008 at racetracks that simulcast their signal to our racetrack also resulted in decreased pari-mutuel revenues.  Finally, on April 11, 2008, Running Aces Harness Park, located in Columbus Township, Anoka County, Minnesota, began their race meet.  The Company believes that this added an alternative simulcast betting location for our simulcast customers, resulting in decreased simulcast wagering at the Racetrack.

For further information, see the “Summary of Pari-mutuel Data” below:

	Six Months Ended June 30,
Summary of Pari-mutuel Data:	2008	2007

Racing Days
Simulcast only	153	152
Live and Simulcast	29	29
Total Number of Racing Days	182	181

On-Track Handle
Simulcast racing handle on simulcast only days	$18,356,000	$20,444,000
Live and Simulcast days:
Live racing handle	5,863,000	6,490,000
Simulcast racing handle	7,230,000	7,597,000
Total On-Track Handle	31,449,000	34,531,000

Out-of-State Live Handle	7,883,000	7,134,000

Total Handle	$39,332,000	$41,665,000

On-Track Average Daily Handle
Simulcast only racing days	$119,974	$134,500
Live and simulcast racing days	$451,483	$485,759

Total Card Club revenue decreased $1,402,013, or 9.6%, for the first six months of 2008 and $430,073, or 6.1%, for the second quarter of 2008 compared to the same periods in 2007. The primary source of Card Club revenue, referred to as “collection revenue,” is a percentage of the wagers received from the players as compensation for providing the Card Club facility and services.  Other revenue includes fees collected for the administration of tournaments and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds.  Poker collection revenue fell $188,169 or 2.1% compared to the first six months of 2007.  In addition, Casino Games collection revenue dropped $1,087,700 or 20.9% compared to the first half of 2007.  The decrease in revenue is primarily due to the smoking ban that became effective on October 1, 2007.  The Company believes that those Card Club customers who smoke and no longer visit the Card Club are now patronizing tribal casinos where smoking is permitted.  The smoking ban is discussed later in this filing under the Legislation heading.  Additionally, economic downturn has adversely impacted discretionary spending on entertainment throughout the first half of 2008.  Total Card Club revenues represented 54.8% and 48.1% of net revenues for the six-month and three-month periods ended June 30, 2008, respectively.  The three-month percentage is usually lower in the second quarter of any calendar year due to increased revenue from live racing.

For further information, see the “Summary of Card Club Data” below:

	Six Months Ended June 30,
Summary of Card Club Data:	2008	2007

Poker Games	$8,652,000	$8,840,000
Casino Games	4,125,000	5,213,000
Total Collection Revenue	12,777,000	14,053,000

Other Revenue	393,000	519,000
Total Card Club Revenue	$13,170,000	$14,572,000

Number of Days Offered	182	181
Average Revenue per Day	$72,363	$80,508

Concessions revenues increased $107,992, or 3.8%, and $116,958, or 6.0%, for the six-month and three-month periods ended June 30, 2008, respectively, compared to the prior year.  The increase was primarily attributed to additional concession sales as a result of special events in the first half of 2008 that did not occur in 2007.  The increase can also be attributed to price increases in concession products to offset the rising price of food commodities.

Total operating expenses decreased $570,990, or 2.4%, during the six-month period ended June 30, 2008 compared to the six-month period ended June 30, 2007, but increased $56,728, or .4%, during the three months ended June 30, 2008 compared to the three-month period ended June 30, 2007.

Total expense for statutory purses and the Minnesota Breeders’ Fund decreased 7.1% to $4,187,303 for the first six months ended June 30, 2008 compared to the first six months ended June 30, 2007.  The decrease was due primarily to a reduction in Card Club purse and breeders’ fund expenses due to lower Card Club collection revenues in the first half of 2008 compared to the first half of 2007.

The following table provides additional information regarding purse and Breeders’ Fund Expense:

			Minnesota
	Purse Expense		Breeders’ Fund Expense
	Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Card Club	$1,778,000	$1,967,000	$198,000	$219,000

Simulcast Horse Racing	1,271,000	1,322,000	284,000	313,000

Live Horse Racing	596,000	623,000	61,000	65,000

	$3,645,000	$3,912,000	$543,000	$597,000

Salaries and benefits decreased $483,290, or 4.4%, in the 2008 six-month period ended June 30 and $34,604, or .6%, in the three-month period ended June 30, 2008 compared to the same periods last year.  Salaries and benefits expense decreased in the first half of 2008 primarily as a result of the expense related to the voluntary retirement incentive program that occurred in the first quarter of 2007.  Advertising and marketing costs increased $151,045, or 22.8%, in the 2008 six-month period ended June 30 and $75,004, or 13.5%, in the three-month period ended June 30, 2008 compared to the same periods last year primarily as a result of the use of an advertising agency and related fees in the current year.  Insurance expense decreased $182,286, or 33.1%, in the 2008 six-month period ended June 30 and $100,045, or 31.8%, in the three-month period ended June 30, 2008 compared to the same periods last year.  The decrease was due to a change in insurance provider that has allowed for significant decreases in premiums paid.  Repairs, maintenance and supplies expense increased $86,241, or 15.7%, in the 2008 six-month period ended June 30 and $74,362, or 21.3%, in the three-month period ended June 30, 2008 compared to same periods last year.  The increase was primarily due to necessary upgrades to the Company’s escalator system in order to be in compliance with new Minnesota statutes.

Income before income taxes was $817,063 for the six months ended June 30, 2008 compared to $2,407,170 for the six months ended June 30, 2007.  After income tax expense of $353,602 for the six months ended June 30, 2008, net income was $463,461 in 2008 compared to $1,395,370 in 2007, a decrease of $931,909 or 66.8%.  For the quarter ended June 30, 2008, the Company recorded a $39,917 loss before income tax benefit compared to income before income tax expense of $883,709 for the quarter ended June 30, 2007, a decrease of $923,626 or 104.5%.  After an income tax benefit of $4,498 in the second quarter of 2008, net loss was $35,419 compared to net income of $502,993 for the second quarter of 2007, a decrease of $538,412 or 107.0%.

Contingencies:

There have been no material changes in our contingencies from the information provided in our Report on Form 10-K for our year ended December 31, 2007.

Liquidity and Capital Resources:

Cash provided by operating activities during the period January 1, 2008 through June 30, 2008 was $2,012,612, resulting primarily from net income of $463,461, non-cash depreciation expense of $1,012,713, and an increase in accounts payable and accrued wages and payroll taxes of $3,819,295, caused primarily by a seasonal increase of $2.5 million in horsemen payables, a $418,000 increase in trade accounts payable, a $232,000 increase in host fees payable, and a $238,000 increase in deferred revenues for corporate sponsorships.  These items are partially offset by an increase in restricted cash of $2,507,927, resulting primarily from the increase in horsemen payables of $2.5 million.  Cash provided by operating activities during the period January 1, 2007 through June 30, 2007 was $3,365,484, resulting primarily from net income of $1,395,370, non-cash depreciation expense of $962,290, and an increase in accounts payable and accrued wages and payroll taxes of $3,650,849, caused by a seasonal increase of $2.7 million in horsemen payables, a $630,000 increase in trade accounts payable and a $231,000 increase in deferred revenues for corporate sponsorships.  These items are partially offset by an increase in restricted cash of $2,499,116 resulting primarily from the increase in horsemen payables of $2.7 million.  Pursuant to an agreement with the MHBPA, during the six months ended June 30, 2008 and 2007, the Company transferred into a trust account or paid directly to the MHBPA approximately $3,175,000 and $3,575,000, respectively.

Net cash used in investing activities for the first six months of 2008 of $1,279,175 resulted primarily from the purchase of a building management system for approximately $378,000, upgrades to the grandstand building of approximately $306,000, and upgrades to the Card Club of approximately $109,000.  During the six-month period ended June 30, 2007, net cash used in investing activities for the first six months of 2007 of $1,155,590 resulted primarily from the acquisition of equipment for food and beverage operations of $221,000, a poker room management system of $295,000, upgrades to the grandstand building of $402,000, and improvements to backside barns of $149,000.

During the period January 1, 2008 through June 30, 2008, cash used in financing activities was $841,953, resulting from repurchases of company stock of $979,608 offset by proceeds and tax benefits regarding the exercise of stock options of $137,655.  For additional information on the stock repurchase plan, see Part II, Item 2 (c) on page 20.  During the period January 1, 2007 through June 30, 2007, cash provided by financing activities was $253,099 representing the exercise of stock options.

The Company has a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $2,250,000 with interest at the prime rate until April 20, 2009.  The Company had no borrowings under the line of credit at June 30, 2008 or December 31, 2007.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements at all times throughout the quarter ended June 30, 2008.

Unrestricted cash balances at June 30, 2008 were $6,941,873 compared to $7,050,389 at December 31, 2007. The Company believes that the funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements for the balance of 2008 for regular operations including the special cash dividend paid in July 2008.

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

Land, Buildings and Equipment - We have significant capital invested in our property and equipment, which represents approximately 63.9% of our total assets. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired. Our property and equipment is evaluated for impairment whenever circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value and is charged to operations in the period in which such impairment is determined by management. We do not believe that any impairment has occurred or is likely to occur in the near future.

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

Commitments and Contractual Obligations:

On June 5, 2008, the Company’s Board of Directors declared a special cash dividend of $.25 per share of common stock payable on July 11, 2008 to shareholders of record on June 20, 2008.  The aggregate amount paid to shareholders on July 11, 2008 pursuant to this dividend declaration was $1,007,173.  The Company has not adopted any policies regarding dividend payments and there can be no assurance that any dividend will be paid in the future.

There have been no additional material changes in our outstanding commitments and contractual obligations since those reported at December 31, 2007.

Legislation:

The Company did not propose or support any legislation during the 2008 biannual session of the Minnesota Legislature to obtain authorization for our Racino proposal that has been discussed in our previous flings with the SEC, mainly because a majority of those serving in the Minnesota Legislature following the November 2006 elections are considered unlikely to favorably entertain our Racino proposal.  Based on the success of several Racinos in other states, we continue to believe that if a Racino was authorized at the Racetrack, it would enhance horseracing with increased purses, provide growth and development opportunities for the Company, and provide significant new tax revenues for state and local governments.

On October 1, 2007, legislation became effective that severely restricted smoking in all public places in Minnesota, including at the Racetrack.  Tribal casinos located in Minnesota are not covered by this legislation and will continue to offer various gaming alternatives, including card games, in an environment that allows smoking.  Since October 1, 2007, this legislation has had, and will likely continue to have, a significant adverse effect on the Company’s revenues and profits.  The Company believes that those simulcast customers who smoke and no longer visit our facilities are now wagering on the Internet.  The Company also believes those Card Club customers who smoke and no longer visit the Card Club are now patronizing tribal casinos where smoking is permitted.

In April 2008, the Minnesota Legislature passed a bill allowing pari-mutuel simulcast wagering on all breeds at Running Aces Harness Park (“Running Aces”), a harness track that opened in Anoka County in April 2008.  In anticipation of the passing of this legislation, the Company entered into a revenue sharing agreement with Running Aces.  This agreement will benefit the respective horsemen’s associations by requiring the Company and Running Aces to make purse set aside contributions and Breeders Fund contributions as required by law.  Additionally, under the terms of the agreement, the Company will pay Running Aces a portion of net revenues for simulcast wagers taken on harness racing, and Running Aces will pay the Company a portion of net revenues for simulcast wagers taken on thoroughbred racing.  The Company believes that this agreement will help offset any revenue decreases that would have occurred as a result of the passage of this bill.

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

(b)           Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended June 30, 2008 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors since those reported in the Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not Applicable.
(b) Not Applicable.
(c)

On January 16, 2008, the Company announced that its Board of Directors had authorized a program to repurchase up to an additional 250,000 shares of the Company’s common stock. During the second quarter of 2008, the Company repurchased 112,057 shares of common stock at an average price of $9.06 for an aggregate purchase price of $1,014,838. A month-by-month breakdown of purchases is included in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1 to April 30, 2008	25,453	$9.40	25,453	217,565
May 1 to May 31, 2008	66,026	8.68	66,026	151,539
June 1 to June 30, 2008	20,578	9.84	20,578	130,961
Total	112,057		112,057	130,961

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June 5, 2008. Shareholders reelected the following directors for a one year term: Patrick R. Cruzen, Burton F. Dahlberg, Carin J. Offerman, Curtis A. Sampson, Randall D. Sampson, and Dale H. Schenian. Not less than 3,544,380 shares were voted in favor of each of the reelected directors (approximately 92.6% of all shares present and voting).

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

Canterbury Park Holding Corporation

Dated: August 14, 2008	/s/ Randall D. Sampson
Randall D. Sampson,
President, and Chief Executive Officer

Dated: August 14, 2008	/s/ David C. Hansen
David C. Hansen,
Vice President, and Chief Financial Officer