Form 10-Q
period 2008-09-30
CANTERBURY PARK HOLDING CORP
filed 2008-11-14
CIK 926761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008.

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

YES   ☐   NO   ☒

The Company had 3,930,483 shares of common stock, $.01 par value, outstanding as of November 14, 2008.

Canterbury Park Holding Corporation

PART 1 - FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007 (Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$2,607,603	$7,050,389
Restricted cash	1,154,177	2,032,632
Short-term investments	110,410	80,688
Accounts receivable, net of allowance of $3,325 and $46,400, respectively	826,245	749,782
Inventory	209,277	169,801
Prepaid expenses	756,484	453,350
Income taxes receivable	533,418	215,594
Deferred income taxes	345,600	295,900
Due from Minnesota horsemen associations	1,224,145
Total current assets	7,767,359	11,048,136

LONG-TERM ASSETS
Deposits	20,000	20,000
Land, buildings and equipment, net of accumulated depreciation of $16,047,548 and $14,593,197, respectively	25,113,424	25,037,636
	$32,900,783	$36,105,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,573,631	$2,209,639
Card club accruals	1,477,200	2,413,796
Accrued wages and payroll taxes	997,845	1,851,140
Accrued interest payable		5,196
Due to MHBPA		56,951
Accrued property taxes	618,072	491,630
Payable to horsepersons	104,914	162,931
Total current liabilities	5,771,662	7,191,283

DEFERRED INCOME TAXES	200,100	336,400

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 3,978,920 and 4,084,087, respectively, shares issued and outstanding	39,789	40,841
Additional paid-in capital	15,162,994	15,395,778
Accumulated earnings	11,726,238	13,141,470
Total stockholders’ equity	26,929,021	28,578,089
	$32,900,783	$36,105,772

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

PERIODS ENDED SEPTEMBER 30, 2008 AND 2007 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
OPERATING REVENUES:
Pari-mutuel	$4,361,535	$5,122,305	$11,131,403	$12,559,858
Card Club	5,674,592	6,981,774	18,844,770	21,553,965
Concessions	2,244,017	2,380,086	5,179,074	5,207,151
Admissions and parking	282,454	349,919	586,563	704,250
Publications	111,866	140,296	325,734	378,965
Other	639,118	627,106	1,362,575	1,425,214
Total Revenues	13,313,582	15,601,486	37,430,119	41,829,403
Less: Promotional Allowances	(77,162)	(78,855)	(188,743)	(212,160)
Net Revenues	13,236,420	15,522,631	37,241,376	41,617,243

OPERATING EXPENSES:
Purse expense	2,489,590	2,918,841	6,134,298	6,831,031
Minnesota Breeders’ Fund	278,766	343,597	821,361	940,197
Host track fees	391,516	474,974	1,391,868	1,541,475
Pari-mutuel taxes	7,452	44,412	21,687	106,320
Salaries and benefits	5,304,726	5,911,853	15,686,350	16,776,767
Cost of concessions and publication sales	1,127,372	1,221,852	2,804,491	2,824,175
Depreciation	532,050	509,400	1,544,763	1,471,690
Utilities	536,206	504,754	1,232,459	1,207,227
Repairs, maintenance and supplies	356,786	296,000	993,489	846,462
License fees and property taxes	215,353	219,353	621,274	631,174
Advertising and marketing	563,249	674,665	1,376,063	1,336,434
Insurance	143,580	281,805	511,197	831,708
Other	1,334,216	1,232,210	3,411,766	3,130,250
	13,280,862	14,633,716	36,551,066	38,474,910
NONOPERATING (EXPENSES) REVENUES:
Interest expense	(5,600)	(892)	(7,964)	(10,805)
Other, net	20,445	98,769	105,120	262,434
	14,845	97,877	97,156	251,629

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(29,597)	986,792	787,466	3,393,962

INCOME TAX EXPENSE (Note 1)	(11,198)	(396,800)	(364,800)	(1,408,600)

NET (LOSS) INCOME	$(40,795)	$589,992	$422,666	$1,985,362

BASIC NET (LOSS) INCOME PER COMMON SHARE (Note 1)	$(.01)	$.14	$.11	$.49

DILUTED NET (LOSS) INCOME PER COMMON SHARE (Note 1)	$(.01)	$.14	$.10	$.47

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

PERIODS ENDED SEPTEMBER 30, 2008 AND 2007 (Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating Activities:
Net Income	$422,666	$1,985,362
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,544,763	1,471,690
Stock-based compensation expense	116,086	185,434
Excess tax benefit from exercise of stock options	(21,550)	(64,423)
Loss on sale of property and equipment	1,968	6,323
Decrease in deferred income taxes	(139,212)	(139,279)
Decrease in restricted cash	878,455	25,722
Increase in accounts receivable	(76,463)	(279,675)
Increase in other current assets	(342,610)	(72)
Increase in income taxes receivable	(317,824)	(222,121)
(Decrease) increase in accounts payable and accrued wages and payroll taxes	(367,538)	331,910
(Decrease) increase in card club accruals	(936,596)	9,826
(Decrease) increase in accrued interest	(5,196)	57
Increase in accrued property taxes	126,442	153,950
Decrease in payable to horsepersons	(58,017)	(277,539)
Increase in due from Minnesota horsemen associations	(1,281,096)	(714,748)
Net cash (used in) provided by operating activities	(455,722)	2,472,417

Investing Activities:
Additions to buildings and equipment	(1,638,538)	(1,794,576)
Proceeds from sale of equipment	4,254	4,975
Increase in short-term investments	(29,722)	(29,052)
Net cash used in investing activities	(1,664,006)	(1,818,653)

Financing Activities
Proceeds from issuance of common stock	140,750	244,931
Common stock repurchases	(1,478,185)	(54,954)
Cash dividend paid to shareholders	(1,007,173)	(1,027,695)
Excess tax benefit from exercise of stock options	21,550	64,423
Net cash used in financing activities	(2,323,058)	(773,295)

Net decrease in cash	(4,442,786)	(119,531)

Cash at beginning of period	7,050,389	5,745,556

Cash at end of period	$2,607,603	$5,626,025

Supplemental disclosure of noncash investing activities:
Additions to buildings and equipment funded through accounts payable	$82,432	$42,931

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$775,000	$1,770,000

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Canterbury Park Holding Corporation (the “Company”) was incorporated under the laws of Minnesota and acquired land and buildings to conduct pari-mutuel horse racing operations (the “Racetrack”) in March 1994.  The Racetrack is located in Shakopee, Minnesota, approximately 25 miles southwest of downtown Minneapolis.  In May 1994, we commenced year-round horse racing simulcast operations and hosted the first annual live race meet during the summer of 1995.  Our live racing operations are a seasonal business as we host live race meets each year from early May until Labor Day.  We earn additional pari-mutuel revenue by televising our live racing to out-of-state racetracks around the country.  We also derive revenues from related services and activities, such as advertising, admissions, parking and publication sales and from other entertainment events and activities held at the Racetrack.  In April 2000, we opened Canterbury Park’s Card Club (the “Card Club”), which is authorized to host “unbanked” card games.  The Card Club operates 24 hours a day, seven days a week and is limited by Minnesota State law to a maximum of 50 tables.  The Card Club currently offers 34 tables of Poker Games and 16 tables of Casino Games.  Our three largest sources of revenues, Card Club operations, pari-mutuel operations and concessions sales, generate cash revenues.

Unaudited Financial Statements - The consolidated balance sheet as of September 30, 2008, the consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, the consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007, and the related information contained in these notes have been prepared by management without audit.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position and results of operations for such periods have been made.  Results for an interim period should not be considered as indicative of results for a full year.

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

Net (Loss) Income Per Share - Basic net (loss) income per common share is based on the weighted average number of common shares outstanding during each period.  The weighted average number of common shares outstanding for the three and nine-month periods ended September 30, 2008 were 3,948,473 and 4,011,126, respectively.  The weighted average number of common shares outstanding for the three and nine-month periods ended September 30, 2007 were 4,071,570 and 4,064,435, respectively.  Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding.  The Company’s potential common shares outstanding are stock options and shares of unvested (“restricted”) stock.  After considering the dilutive effect of stock options outstanding, the weighted average shares used to calculate diluted earnings per share for the three and nine-month periods ended September 30, 2008 were 3,948,473 and 4,098,070, respectively.  61,092 weighted average shares were considered anti-dilutive and excluded from the computation of common equivalent shares for the three months ended September 30, 2008, as the Company reported a net loss for that period.  The weighted average shares used to calculate diluted earnings per share for the three and nine-month periods ended September 30, 2007 were 4,205,514 and 4,236,214, respectively.

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

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133.”  SFAS 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS 133, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  The Company is evaluating the impact the adoption of SFAS 161 will have on its consolidated results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The FASB has stated that it does not expect SFAS 162 will result in a change in current practice.  The application of SFAS 162 will have no effect on the Corporation’s financial position or results of operations.

In October 2008, the FASB issued FSP 157-3 (“FSP 157-3”), Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active.  FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The adoption of FSP 157-3 had no impact on our financial position or results of operations.

2.     STOCK BASED COMPENSATION

Effective January 1, 2006, we adopted FASB Statement No.123(R), Share Based Payment (“SFAS 123R”), applying the modified prospective transition method.  We recognized $116,086 and $185,434 in stock-based compensation expense in salaries and benefits expense line item on the consolidated statements of operations during the nine months ended September 30, 2008 and 2007, respectively.

Our annual grant of stock-based compensation generally takes place during the first quarter of each fiscal year.  Each non-employee member of the Board of Directors receives an annual recurring grant of 3,000 non-qualified stock options on the first business day in February.  On February 1, 2008, 15,000 options were granted to the five non-employee board members with an exercise price equal to the market price on the date of grant of $11.35.  The stock options vest over a six month period and expire in ten years.  The compensation cost associated with this grant of Board of Director options is $29,700 to be recognized as expense over the six month vesting period.  On February 1, 2007, 15,000 options were granted to the five non-employee board members with an exercise price equal to the market price on the date of grant of $13.76.

The number of shares granted and the weighted average fair value per share during the periods presented were:

Nine Months Ended
	September 30, 2008		September 30, 2007
		Weighted		Weighted
		Average		Average
		Fair Value		Fair Value
	Grant	Per Share	Grant	Per Share

Stock options	15,000	$1.98	15,000	$3.89

Total shares	15,000		15,000

The fair value of stock options granted under the Plan during first nine months of 2008 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2008	2007
Dividend yield	2.20%	1.82%
Weighted-average volatility	15%	22%
Risk-free interest rate	3.62%	4.86%
Expected term of stock options in years	7.3	7.2
Fair value of stock options on grant date	$29,700	$58,400

A summary of stock option activity as of September 30, 2008 and changes during the nine months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Grant Date
Stock Options	Shares	Price	Term	Fair Value

Outstanding at January 1, 2008	605,900	$11.00

Granted	15,000	$11.35
Exercised	(50,000)	$3.22
Expired	(83,000)	$15.63

Outstanding at September 30, 2008	487,900	$11.04	2.5 Years	$5,388,168

Exercisable at September 30, 2008	480,400	$10.99	2.4 Years	$5,279,043

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 30, 2008
Description	Total	Level 1	Level 2	Level 3

Short-term investments	$110,410	$110,410	$—	$—

Total	$110,410	$110,410	$—	$—

4.     BORROWINGS UNDER CREDIT AGREEMENT

Borrowings under the Company’s credit agreement with Bremer Bank include a commercial revolving credit line, which provides for maximum advances of $5,000,000 until June 30, 2009 with interest at the prime rate but not less than 4.5% per annum.  The Company had no borrowings under this credit line at September 30, 2008 and December 31, 2007.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of September 30, 2008.  Management believes that funds available under this line of credit, along with funds generated from card club and simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2008.

5.     OPERATING SEGMENTS

During the first nine months of 2008 and 2007, the Company had three reportable operating segments:  horse racing, card club, and concessions.  The horseracing segment primarily represents simulcast and live horse racing operations.  The card club segment primarily represents operations of Canterbury Park’s Card Club, and the concessions segment primarily represents concessions provided during simulcast and live racing, in the Card Club, and during special events.  The Company’s reportable operating segments are strategic business units that offer different products and services.  They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services.  The Minnesota Racing Commission regulates the horse racing and card club segments.

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

The following tables provide information about the Company’s operating segments (in 000’s):

	Nine Months Ended September 30, 2008
	Horse Racing	Card Club	Concessions	Total

Net revenues from external customers	$13,195	$18,845	$5,201	$37,241

Intersegment revenues	618		1,388	2,006

Net interest income	97			97

Depreciation	988	431	126	1,545

Segment income before income taxes	(1,346)	2,128	1,156	1,938

Segment Assets	$28,579	$3,478	$8,740	$40,797

	Nine Months Ended September 30, 2007
	Horse Racing	Card Club	Concessions	Total

Net revenues from external customers	$14,817	$21,554	$5,246	$41,617

Intersegment revenues	630		1,548	2,178

Net interest income	252			252

Depreciation	916	452	103	1,471

Segment income before income taxes	(443)	3,851	1,399	4,807

At December 31, 2007

Segment Assets	$31,431	$3,857	$7,723	$43,011

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Nine Months Ended September 30,
	2008	2007
Revenues
Total net revenue for reportable segments	$39,247	$43,795
Elimination of intersegment revenues	(2,006)	(2,178)
Total consolidated net revenues	$37,241	$41,617

Income before income taxes
Total segment income before income taxes	$1,938	$4,807
Elimination of intersegment income before income taxes	(1,151)	(1,413)
Total consolidated income before income taxes	$787	$3,394

	September 30,	December 31,
	2008	2007
Assets
Total assets for reportable segments	$40,797	$43,011
Elimination of intercompany receivables	(7,896)	(6,905)
Total consolidated assets	$32,901	$36,106

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

The Company is periodically involved in various legal actions arising in the normal course of business.  At September 30, 2008, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

On October 24, 2008, the Company announced that it had begun to implement a reduction in its workforce of roughly 10%.  This elimination of approximately 60 full and part-time positions was completed by the date of this filing and will result in the payment of severance costs to terminated employees during the fourth quarter of 2008.

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

The Racetrack is the only pari-mutuel thoroughbred and quarter horse racing facility in the State of Minnesota.  The Racetrack earns revenues from pari-mutuel take-out on races simulcast year-round to Canterbury Park from racetracks throughout the country and from live race meets featuring thoroughbred and quarter horse racing.  In 2008, the live race meet began in May and concluded in September.  During the live meet, the Company televises its races to out-of-state racetracks around the country and earns additional pari-mutuel revenue on wagers placed on our races at the out-of-state racetracks.

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

Operations Review for the Three and Nine Months Ended September 30, 2008 and September 30, 2007:

Total net revenues decreased $4,375,867, or 10.5%, during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, and decreased $2,286,211, or 14.7%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The decrease was due primarily to reductions of 11.4% and 12.6% in pari-mutuel and Card Club revenues for the nine months ended September 30, 2008.  Pari-mutuel and Card Club revenues decreased 14.9% and 18.7%, respectively, for the three months ended September 30, 2008.

Pari-mutuel revenues decreased $1,428,455, or 11.4%, in the nine-month period ended September 30, 2008 compared to the same period in 2007, and decreased $760,770, or 14.9%, for the three-month period ended September 30, 2008 compared to the same period in 2007.  Total handle wagered on simulcast races for the first nine months of 2008 was down $6.7 million, or 8.7%, compared to the same period last year.  The decrease in pari-mutuel revenues is partially due to a smoking ban that became effective October 1, 2007.  The Company believes that those simulcast customers who smoke and no longer visit our facilities are unlawfully wagering on the Internet.  The smoking ban is discussed later in this filing under the Legislation heading.  Inclement weather during the first quarter of 2008 at racetracks that simulcast their signal to our racetrack also resulted in decreased pari-mutuel revenues.  In addition, on April 11, 2008, Running Aces Harness Park, located in Columbus Township, Anoka County, Minnesota, began their race meet.  The Company believes that this new alternative simulcast betting location for our simulcast customers has resulted in decreased simulcast wagering at the Racetrack.  Finally, the economic downturn has adversely impacted discretionary spending on entertainment throughout 2008, especially during the third quarter.

The following table provides additional information regarding pari-mutuel operations:

	Nine Months Ended Sept. 30,
Summary of Pari-mutuel Data:	2008	2007

Racing Days
Simulcast only	207	205
Live and Simulcast	67	68
Total Number of Racing Days	274	273

On-Track Handle
Simulcast racing handle on simulcast only days	$22,098,000	$25,565,000
Live and Simulcast days:
Live racing handle	13,848,000	15,375,000
Simulcast racing handle	14,001,000	15,912,000
Total On-Track Handle	49,947,000	56,852,000

Out-of-State Live Handle	19,791,000	19,572,000

Total Handle	$69,738,000	$76,424,000

On-Track Average Daily Handle
Simulcast only racing days	$106,754	$124,707
Live and simulcast racing days	$415,657	$460,103

Total Card Club revenue decreased $2,709,195, or 12.6%, for the first nine months of 2008 and $1,307,182, or 18.7%, for the third quarter of 2008 compared to the same periods in 2007.  The primary source of Card Club revenue, referred to as “collection revenue,” is a percentage of the wagers received from the players as compensation for providing the Card Club facility and services.  Other revenue includes fees collected for the administration of tournaments and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds.  Poker collection revenue fell $1,085,741 or 8.2% compared to the first nine months of 2007.  In addition, Casino Games collection revenue dropped $1,554,673 or 20.4% compared to the first nine months of 2007.  The decrease in revenue is partially due to the smoking ban that became effective on October 1, 2007.  The Company believes that those Card Club customers who smoke and no longer visit the Card Club are now patronizing tribal casinos where smoking is permitted.  The smoking ban is discussed later in this filing under the Legislation heading.  Also, on June 30, 2008, Running Aces Harness Park opened their card room.  The Company believes that this alternative location for our poker and casino games customers has resulted in decreased attendance at the Racetrack.  In addition, the economic downturn has adversely impacted discretionary spending on entertainment throughout 2008, especially during the third quarter.  Total Card Club revenues represented 50.6% and 42.9% of net revenues for the nine-month and three-month periods ended September 30, 2008, respectively.

The following table provides additional information regarding Card Club operations:

	Nine Months Ended Sept. 30,
Summary of Card Club Data:	2008	2007

Poker Games	$12,083,000	$13,169,000
Casino Games	6,052,000	7,607,000
Total Collection Revenue	18,135,000	20,776,000

Other Revenue	710,000	778,000
Total Card Club Revenue	$18,845,000	$21,554,000

Number of Days Offered	274	273
Average Revenue per Day	$68,777	$78,952

Concessions revenue decreased $28,077, or 0.5%, and $136,069, or 5.7%, for the nine-month and three-month periods ended September 30, 2008, respectively, compared to the prior year.  The decrease was primarily attributed to a decrease in card room patronage, which resulted in less purchases of card room food and beverages.

Total operating expenses decreased $1,923,844, or 5.0%, and $1,352,854, or 9.2%, during the nine-month and three-month period ended September 30, 2008, respectively, compared to the prior year.

Total expense for statutory purses and the Minnesota Breeders’ Fund decreased 10.5% to $6,955,659 for the first nine months ended September 30, 2008 compared to the first nine months ended September 30, 2007.  The decrease was due primarily to a reduction in Card Club purse and breeders’ fund expenses due to lower Card Club collection revenues in the first nine months of 2008 compared to 2007.

The following table provides additional information regarding purse and Breeders’ Fund Expense:

	Purse Expense		Minnesota Breeders’ Fund Expense
	Nine Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007

Card Club	$2,493,000	$2,910,000	$283,000	$323,000

Simulcast Horse Racing	2,116,000	2,416,000	400,000	463,000

Live Horse Racing	1,525,000	1,505,000	138,000	154,000

	$6,134,000	$6,831,000	$821,000	$940,000

Salaries and benefits decreased $1,090,417, or 6.5%, in the 2008 nine-month period ended September 30 and $607,127, or 10.3%, in the three-month period ended September 30, 2008 compared to the same periods last year.  Salaries and benefits expense decreased in the first nine months of 2008 primarily because expense accruals of $262,498 related to the Company’s Employee Stock Ownership Plan and management bonus plan were reversed due to management’s decision to suspend these programs for fiscal year 2008.  Insurance expense decreased $320,511, or 38.5%, in the 2008 nine-month period ended September 30 and $138,225, or 49.0%, in the three-month period ended September 30, 2008 compared to the same periods last year.  The decrease was due to a change in insurance provider that has allowed for significant decreases in premiums paid.  Repairs, maintenance and supplies expense increased $147,027, or 17.4%, in the 2008 nine-month period ended September 30 and $60,786, or 20.5%, in the three-month period ended September 30, 2008 compared to same periods last year.  The increase was primarily due to necessary upgrades to the Company’s escalator system in order to be in compliance with new laws and ordinances.  Other operating expenses increased $281,516, or 9.0%, in the 2008 nine-month period ended September 30 and $102,006, or 8.3%, in the three-month period ended September 30, 2008 compared to the same periods last year.  The increase is primarily due to the Company incurring its benefit audit expense in the third quarter of 2008 compared to the fourth quarter of 2007.  Net interest income decreased $154,473, or 61.4%, in the 2008 nine-month period ended September 30 and $83,032, or 84.8%, in the three-month period ended September 30, 2008 compared to the same periods last year.  The decrease is due to decreases in both our cash balance and interest rate of return.

Income before income taxes was $787,466 for the nine months ended September 30, 2008 compared to $3,393,962 for the nine months ended September 30, 2007.  After income tax expense of $364,800 for the nine months ended September 30, 2008, net income was $422,666 in 2008 compared to $1,985,362 in 2007, a decrease of $1,562,696 or 78.7%.  For the quarter ended September 30, 2008, the Company recorded a $29,597 loss before income tax expense compared to income before income tax expense of $986,792 for the quarter ended September 30, 2007, a decrease of $1,016,389 or 103.0%.  After an income tax expense of $11,198 in the third quarter of 2008, net loss was $40,795 compared to net income of $589,992 for the third quarter of 2007, a decrease of $630,787 or 106.9%.

Contingencies:

There have been no material changes in our contingencies from the information provided in our Report on Form 10-K for our year ended December 31, 2007.

Liquidity and Capital Resources:

Cash used in operating activities during the period January 1, 2008 through September 30, 2008 was $455,722, resulting primarily from net income of $422,666, depreciation of $1,544,763, and a decrease in restricted cash of $878,455, resulting primarily from the decrease of $567,606 in the player pool, a fund which is used to enhance the total amount paid back to winning players.  These items were offset by a decrease in card club accruals of $936,596 and an increase in due from Minnesota horsemen associations of $1,281,096, resulting primarily from purse overpayments.  Cash provided by operating activities during the period January 1, 2007 through September 30, 2007 was $2,472,417, resulting primarily from net income of $1,985,362, depreciation of $1,471,690, and an increase in accounts payable and accrued wages and payroll taxes of $331,910, primarily caused by a $264,000 increase in trade accounts payable and a $142,000 increase in amounts payable to out-of-state tracks for settlements.  These items were partially offset by an decrease in due to MHBPA of $714,748 resulting primarily from purse overpayments.

Pursuant to an agreement with the MHBPA, during the nine months ended September 30, 2008 and 2007, the Company transferred into a trust account or paid directly to the MHBPA approximately $6,534,091 and $6,850,000, respectively.  At September 30, 2008, the Minnesota horsemen associations owed the Company $1,224,145 resulting from purse overpayments by the Company during the live race meet that ended September 1, 2008.  This receivable will be collected in the fourth quarter of 2008.

Net cash used in investing activities for the first nine months of 2008 of $1,664,006 resulted primarily from the purchase of a building management system for approximately $391,000, upgrades to the grandstand building of approximately $306,000, and upgrades to the Card Club of approximately $150,000.  During the nine-month period ended September 30, 2007, net cash used in investing activities of $1,818,653 resulted primarily from the acquisition of equipment for food and beverage operations of $227,000, a poker room management system of $295,000, upgrades to the grandstand building of $402,000, and upgrades to our surveillance systems of $430,000.

During the period January 1, 2008 through September 30, 2008, cash used in financing activities was $2,323,058, resulting primarily from repurchases of company stock of $1,478,185 authorized by Board action on January 16, 2008 and a cash dividend paid of $1,007,173 slightly offset by proceeds and tax benefits regarding the exercise of stock options of $162,300.  For additional information regarding third quarter stock repurchases, see Part II, Item 2 (c).  During the period January 1, 2007 through September 30, 2007, cash used in financing activities was $773,295, resulting from a $.25 per share cash dividend paid to shareholders of $1,027,695. In addition, pursuant to a Stock Repurchase Plan approved in November 2006, the Company repurchased 4,381 shares of common stock for a total price of $54,954. These outflows were offset by proceeds and tax benefits regarding the exercise of stock options of $309,354.

The Company has a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $5,000,000 until June 30, 2009 with interest at the prime rate but not less than 4.5% per annum.  The Company had no borrowings under the line of credit at September 30, 2008 or December 31, 2007.  The credit agreement contains covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements at all times throughout the quarter ended September 30, 2008.

Unrestricted cash balances at September 30, 2008 were $2,607,603 compared to $7,050,389 at December 31, 2007. The Company believes that the funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its anticipated liquidity and capital resource requirements for the remainder of 2008 for regular operations and severance costs that will be incurred as a result of the reduction in its workforce as mentioned in Note 6 above.

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

Land, Buildings and Equipment - We have significant capital invested in our property and equipment, which represents approximately 76.3% of our total assets. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired. Our property and equipment is evaluated for impairment whenever circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value and is charged to operations in the period in which such impairment is determined by management. We do not believe that any impairment has occurred or is likely to occur in the near future.

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

In April 2008, the Minnesota Legislature passed a bill allowing pari-mutuel simulcast wagering on all breeds at Running Aces Harness Park (“Running Aces”), a harness track that opened in Anoka County in April 2008.  In anticipation of the passing of this legislation, the Company entered into a revenue sharing agreement with Running Aces.  Under the terms of the agreement, the Company pays Running Aces a portion of net revenues for simulcast wagers taken on harness racing, and Running Aces pays the Company a portion of net revenues for simulcast wagers taken on thoroughbred racing.

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

(b)           Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended September 30, 2008 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors since those reported in the Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not Applicable.

(b) Not Applicable.

(c)   On January 16, 2008, the Company announced that its Board of Directors had authorized a program to repurchase up to an additional 250,000 shares of the Company’s common stock. During the third quarter of 2008, the Company repurchased 42,826 shares of common stock at an average price of $9.21 for an aggregate purchase price of $394,337. A month-by-month breakdown of purchases for the third quarter is included in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

July 1 to July 31, 2008	37,114	$9.15	37,114	93,847
Aug. 1 to Aug. 31, 2008	5,712	9.57	5,712	88,135
Sept. 1 to Sept. 30, 2008	0	0.00	0	88,135
Total	42,826		42,826	88,135

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.                    Exhibits

(a)      The following exhibits are included herein:

10.4	Amended and Restated General Credit and Security Agreement, as amended through October 30, 2008.

11	Statement re computation of per share earnings – See Net Income Per Share under Note 1 of Notes to Consolidated Financial Statements under Part 1, Item 1, which is incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

32	Certfications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: November 14, 2008	/s/ Randall D. Sampson
Randall D. Sampson,
President, and Chief Executive Officer

Dated: November 14, 2008	/s/ David C. Hansen
David C. Hansen,
Vice President, and Chief Financial Officer