Form 10-K
period 2008-12-31
CANTERBURY PARK HOLDING CORP
filed 2009-03-31
CIK 926761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from           to

Commission File Number:  001-31569

CANTERBURY PARK HOLDING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1775532
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1100 Canterbury Road
Shakopee, MN  55379
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code:  (952) 445-7223

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value	The NASDAQ Stock Market LLC
Title of Each Class	Name of Exchange on which Registered

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

YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES  ☐   NO  ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates based on the price at which the Company’s common stock was last sold on the American Stock Exchange, on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $20,367,000.

On March 18, 2009, the Company had 3,990,352 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders, to be held on June 4, 2009, are incorporated by reference into Part III of this Form 10-K.

CANTERBURY PARK HOLDING CORPORATION

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2008

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

(b) Financial Information About Segments

The Company divides its business into three segments: horse racing, card club and concessions.  The horse racing segment represents simulcast and live racing operations.  The card club segment represents operations of the Card Club, and the concessions segment represents food and beverage services for simulcast and live racing, the Card Club and during special events.  Further information regarding the Company’s business segments is set forth in Note 12 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K, and such information is incorporated herein by reference.

(c) Narrative Description of Business

(i)                                    Horse Racing Operations

The Company’s horse racing operations consist of year-round pari-mutuel wagering on simulcast horse races (“simulcasting”) and live thoroughbred and quarter horse races (“live meets”) held on a seasonal basis beginning in May and concluding in September.

Live Racing.

In 2008, the Racetrack hosted 67 days of live racing beginning May 3rd and concluding September 1st.  The meet included 43 days of mixed thoroughbred and quarter horse racing and 24 days of thoroughbred only racing.  The 2007 live meet was 68 days long, beginning May 5th and ending September 3rd, and consisted of 45 days of mixed thoroughbred and quarter horse racing and 23 days of thoroughbred only racing.

Currently, Minnesota law requires the Racetrack to schedule a minimum of 125 days of live racing annually, unless the Minnesota Horsemen’s Benevolent and Protective Association (the “MHBPA”) agrees to a lesser number of live racing days.  Since 1995, the MHBPA has agreed to waive the 125-day requirement and has allowed the Company to run a live meet of at least 50 days each year.  After 2009, no assurance can be given that the MHBPA will agree to a shorter live meet than the 125-day statutory minimum.  If the MHBPA does not agree to a live meet shorter than 125 days, the Company’s operations could be adversely impacted by a decrease in the daily purses, potential reduction in quality of horses, lower attendance, lower overall handle and increased operating expenses.

Simulcasting.

Simulcasting is the process by which live horse races held at one facility (the “host track”) are transmitted simultaneously to other locations that allow patrons at each receiving location (the “guest track”) to place wagers on races transmitted from the host track.  Monies are collected at the guest track and the information with respect to the total amount wagered is electronically transmitted to the host track.  All of the amounts wagered at guest tracks are combined into the appropriate pools at the host track with the final odds and payouts based upon all the monies in the respective pools.

The Company offers “full card” simulcast racing (broadcasting of another racetrack’s entire daily live racing program) from up to 20 racetracks per day, seven days a week, 364 days per year, including Churchill Downs, Hollywood Park, Santa Anita, Gulfstream Park, Belmont Park and Saratoga Racecourse.  In addition, races of national interest, such as the Kentucky Derby, the Preakness Stakes, the Belmont Stakes, and the Breeders’ Cup, supplement the regular simulcast program.  The Company regularly evaluates its agreements with other racetracks in order to offer the most popular simulcast signals of live horse racing that are feasible.

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

Poker games, including Texas Hold ‘Em, 7-Card Stud and Omaha, with betting limits ranging between $2 and $60, are currently offered on a maximum of 34 tables in the poker room.  A dealer, employed by the Company, regulates the play of the game at each table and deals the cards but does not participate in play.  In poker games, the Company is allowed to deduct a percentage from the accumulated wagers and impose other charges for hosting the activity but does not have an interest in the outcome of a game.  The Company may add additional prizes, awards or money to any game for promotional purposes.  The Company collects a “rake” of 10% or 5%, depending on the limit of the game, of each addition to the “pot”, up to a maximum of $5.00 per hand, as its collection revenue.  In addition, poker games offer progressive jackpots for most games.  In order to fund the jackpot pool, the dealer withholds $1.00 from each final pot in excess of the $15 minimum.

Casino Games, including Pai Gow Poker, Blackjack, Let-It-Ride, Three and Four Card Poker, and Ultimate Texas Hold ‘Em, are currently offered at 16 of the 50 tables in the Card Club.  The Company’s Casino Games are required by law to be “unbanked.”  “Unbanked” refers to a wagering system or game where wagers lost or won in card games are accumulated into a player pool liability for purposes of enhancing the total amount paid back to winning players.  The Company may only serve as custodian of the player pool, may not have an active interest in any card game and does not recognize amounts that dealers “win” or “lose” during the course of play as revenue.  In addition, several casino games offer a progressive jackpot.  The player has the option of playing the jackpot and has the opportunity to win some or all of the jackpot amount, depending upon their hand.

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

(iv)          Sources of Revenue

General.

The Company’s revenues are principally derived from Card Club operations, wagering on live and simulcast horse races and concession sales.  For the fiscal year ended December 31, 2008, revenues from Card Club operations represented 52.3% of total revenues, wagering on horse races generated 28.8% of total revenues and concessions revenue represented 12.9% of total revenues.

Card Club Operations.

The Company receives revenue from its Card Club, which operates 24 hours per day, seven days per week.  The Company currently receives collection revenue from 34 poker tables and 16 tables offering casino games.  Under Minnesota law, the Company is required to pay 10% of the first $6 million of gross Card Club revenues towards purses for live horse racing at the Racetrack.  After meeting the $6 million threshold, the Company must pay 14% of gross Card Club revenues as purse monies.  Of funds allocated for purses, the Company pays 10% of the purse monies to the State of Minnesota Breeders’ Fund, with the remaining 90% of purse monies divided between thoroughbred (90%), quarter horse (9%) and standardbred (1%) purse funds.

Pari-mutuel wagering — General.

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

The various forms of pari-mutuel wagering can be divided into two categories: straight wagering pools and multiple wagering pools, which are also referred to as “exotic” wagering pools.  Examples of straight wagers include: “win” (a wager on one specific horse to finish first); “place” (a wager on one specific horse to finish first or second); and “show” (a wager on one specific horse to finish first, second or third).  Examples of exotic wagers include: “daily double” (a wager in which the bettor selects the horses that will win two consecutive races); “exacta” (a wager in which the bettor selects the horses that will finish first and second in a race, in order); “trifecta” (a wager in which the bettor selects the horses that will finish first, second and third in a race, in order); and “pick six” (a wager in which the bettor selects the horses that will finish first in six consecutive races).

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

The following table sets forth the percentage distribution of each dollar wagered on live races at the Racetrack, as established by the Racing Act, and the Racetrack’s retainage for the years ended December 31, 2008 and 2007:

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

The following table sets forth the approximate percentage distribution of each dollar wagered for races simulcast at the Racetrack and the Racetrack’s retainage for the years ended December 31, 2008 and 2007:

	During Racing Season
	Concurrent with Live Card		Not Concurrent with Live Card		Outside of Racing Season

Returned to Winning Patrons (1)		80.50%		80.50%		80.50%
Minnesota Breeders’ Fund	1.00		1.00		1.10
Minnesota Pari-Mutuel Taxes (2)	.19		.19		.19
Purse (3)	8.40		7.49		4.31
Host Track Fees (4)	3.50		3.50		3.50
Racetrack Retainage (3)	6.41		7.32		10.40
Total Takeout		19.50		19.50		19.50

Total Handle		100.00%		100.00%		100.00%

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

(3)                                  Although Minnesota law specifies purse percentages, the actual percentage is determined by agreement between the Racetrack and the MHBPA.  For the year ended December 31, 2007, the MHBPA allowed a 2.1% expense deduction, and in 2008, the expense deduction allowed was 1.3%.  In 2009, the expense deduction is estimated to be 1.5%.

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

Other Revenue.

The Company generates cash revenues from the receipt of admission and reserved seating charges, preferred and valet parking and the sales of various daily pari-mutuel publications.  Additional revenues are derived from the operation of an RV Park during the summer months and the use of the facility year-round for special events such as concerts, trade and craft shows, snowmobile racing, business meetings, private parties, horse expositions and sales, boat and automobile storage and community events.  The Company also generates revenue from providing advertising signage space, similar to that appearing at many sports stadiums, and leasing excess parking lot space for various automotive activities and vehicle storage.

(v)            Competition

From 1994 through 2004, the Company was the only racetrack licensed to operate in the State of Minnesota.  On January 20, 2005, the MRC granted a license to the North Metro Harness Initiative, LLC (“NMHI”) to construct and operate a harness racetrack in Columbus Township, Anoka County, MN.  Columbus Township is approximately 50 miles from Canterbury Park.  This license authorized NMHI to engage in pari-mutuel wagering on live and simulcast racing for standardbred (harness) horses.  NMHI commenced operations in April 2008.  Additionally, NMHI obtained a license to operate a card room at the completion of the minimum 50 live race days and began card room operations in June 2008.

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

Limitation on the Number of Class A and Class B Licenses.

Pursuant to the Racing Act, so long as the Racetrack maintains its Class A License, no other Class A License may be issued to operate a racetrack in the seven-county metropolitan area (the counties of Hennepin, Ramsey, Washington, Scott, Dakota, Anoka and Carver), except the MRC may issue an additional Class A License within the seven-county metropolitan area, provided that the additional license may only be issued for a facility which, among other conditions, is located more than 20 miles from the Racetrack, contains a track no larger than five-eighths of a mile in circumference, and is used exclusively for standardbred (harness) racing.  An additional Class A license was issued to NMHI on January 20, 2005 (see “Competition” above).  However, as long as the Company holds its Class A License, only the Company may own and operate a racetrack in the seven county metropolitan area where thoroughbred horses and quarter horses may be raced.

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

Card Club Regulation.

The MRC is authorized by law to regulate Card Club operations, and the law requires that the Company reimburse the MRC for its actual costs, including personnel costs, of regulating the Card Club.  For fiscal years ended December 31, 2008, and 2007, the Company paid $116,000 and $128,000, respectively, to the MRC as reimbursement for costs of regulating card club operations.

The MRC issued an additional Class B License to the Company on January 19, 2000 that authorizes the Company to host unbanked card games.  The Class B License is renewable each year by the MRC after a public hearing (if required by the MRC).  Currently, the Class B License Fee of $10,000 per calendar year is included in the Class A License Fee of $253,000 per calendar year.

Local Regulation.

The Company’s operations are subject to state and local laws, regulations, ordinances and other provisions affecting zoning and other matters which may have the effect of restricting the uses to which the Company’s land and other assets may be used.  Also, any development of the Racetrack site is, among other things, subject to applicable zoning ordinances and requires approval by the City of Shakopee and other authorities, and there can be no assurance such approvals would be obtained if any development was undertaken.

(vii)                           Legislation

The Company did not propose or support any legislation during the 2008 biannual session of the Minnesota Legislature to pursue our Racino proposal that has been discussed in our previous flings with the Securities and Exchange Commission (“SEC”), mainly because the composition of the Minnesota Legislature following the November 2006 elections was viewed as unlikely to favorably entertain our Racino proposal.  Based on the success of several Racinos in other states, we continue to believe that if a Racino was authorized at the Racetrack, it would enhance horseracing with increased purses, provide growth and development opportunities for the Company and provide significant new tax revenues for state and local governments.

In May 2007, a bill passed in the Minnesota Legislature severely restricting smoking in all public places in Minnesota, including at the Racetrack, effective October 1, 2007.  Tribal casinos located in Minnesota are not covered by this legislation and will continue to offer various gaming alternatives, including card games, in an environment that allows smoking.  Since October 1, 2007, this legislation has had, and may continue to have, a significant adverse effect on the Company’s revenues and profits.  The Company believes that simulcast customers who smoke and no longer (or less frequently) visit our facility are wagering on the Internet.  The Company also believes card club customers who smoke are now patronizing tribal casinos where smoking is permitted.

(viii)                       Marketing

The Company’s primary market is the seven-county Minneapolis-Saint Paul metropolitan area plus the two counties to the south of the Racetrack.  Current demographic information indicates that approximately 2.2 million adults age 18 and older reside within the primary market.  The City of Shakopee, located in the southwestern portion of the metropolitan area, is one of the fastest growing communities in the region, and Scott County is one of the fastest growing counties in the country.  Between 2005 and 2010, the population of adults age 18 and older in the primary market is expected to increase by an estimated 6.7%.

To support its pari-mutuel horse racing and Card Club businesses, the Company conducts year-round marketing efforts to maintain the loyalty of live racing and simulcast patrons and attract new racing and Card Club customers.  The Company utilizes newspapers and television advertising, the Internet, other print media, radio and direct mail.  Often, the Company combines its marketing efforts to communicate the excitement of both wagering on horse racing and card playing.  In addition to its regular advertising program, the Company conducts numerous special promotions and handicapping contests to increase simulcast patronage and maintains successful pari-mutuel player and Card Club player rewards programs.  In addition, the development and maintenance of a customer database over the past several years has enabled the Company to effectively utilize direct mail advertising.

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

(ix)                              Employees

At March 23, 2009, the Company had 298 full-time employees and 251 part-time employees.  On a seasonal basis, the Company adds approximately 120 full-time and 250 part-time employees for live racing operations from early May until early September.  The Company’s management believes its employee relations are good.

(x)                                  Executive Officers

The executive officers of the Company, their ages and their positions with the Company are as follows:

Name	Age	Position with Company

Randall D. Sampson	50	President, CEO and General Manager

David C. Hansen	52	Vice President of Finance, CFO and Secretary

Mark A. Erickson	52	Vice President of Facilities

Jerrold J. Fuller	64	Vice President of Card Club Operations

Michael J. Garin	53	Vice President of Hospitality and Assistant Secretary

John R. Harty	64	Vice President of Marketing

Randall D. Sampson has been President and Chief Executive Officer since the formation of the Company in March 1994 and General Manager since September 1995.  He has been active in horse industry associations, currently serving as Vice President and Director of the Thoroughbred Racetracks of America and is a past President of the Minnesota Thoroughbred Association.  Mr. Sampson also currently serves as a director of Communications Systems, Inc. (NASDAQ:JCS), a manufacturer of telecommunications and data communications products based in Hector, Minnesota.  Mr. Sampson is the son of Curtis A. Sampson, the Company’s Chairman of the Board and the beneficial owner of approximately 23% of the Company’s common stock.

David C. Hansen joined the Company in July 2001 as Vice President of Finance and Chief Financial Officer.  From 2000 to 2001, Mr. Hansen served as Director of Accounting for Prairie Meadows Racetrack and Casino in Altoona, IA, one of the nation’s first Racino operations.  He served as Controller and later Director of Finance at Treasure Island Resort & Casino, in Red Wing, MN, from 1993 until 2000.  Mr. Hansen earned his CPA certification in 1983.  Mr. Hansen is a member of the Minnesota Society of Certified Public Accountants, the Hospitality Financial and Technology Professionals Association, and the Financial Executives International.

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

Jerrold J. Fuller has been Vice President of Card Club Operations since June of 2005.  He previously worked in various capacities for the Company including most recently as the Executive Director of Card Club Operations.  He joined the Company in January 2000 as a Card Club Shift Manager and played a significant role in the opening of the Card Club in April of that year.  Mr. Fuller has been employed in the gaming industry since 1968 in California, Montana, and Louisiana and is currently a member of the Poker Tournament Directors Association of America.

Michael J. Garin has been Vice President of Hospitality since May of 1997.  He had served as President of Canterbury Park Concessions, Inc. since September 1995.  From 1993 to 1994, Mr. Garin served as Food & Beverage Supervisor for Little Six, Inc., one of the largest tribal casino operations in the country.  Mr. Garin was President of MMR Vending, Inc., a regional vending company, from 1988 to 1992.  Prior to 1988, he was a Regional Director at General Mills Restaurant Group overseeing seven restaurants in three states.  Since 2007, Mr. Garin has served on the Board of Directors for the Minnesota Restaurant Association.

John R. Harty joined the Company in February 2000 as Vice President of Marketing.  From 1996 to 1999, Mr. Harty served as President of Minneapolis based Sun Products, a manufacturer of sporting goods and pet products.  He served that company as Vice President of Sales and Marketing from 1992 to 1996.  From 1977 to 1991, Mr. Harty worked for Genesco, a billion dollar footwear company.  He served as Executive Vice President in charge of Sales and Marketing for its Hosiery Divisions located in New York City.  Mr. Harty currently serves on the Board and is Chairman of the Shakopee Area Chamber of Commerce.

Item 1A.  RISK FACTORS

The Company is subject to risk factors that may affect our operating results.  Such risk factors include, but are not limited to, the matters discussed below as well as the additional risks discussed under Forward Looking Statements on page 26 of this Form 10-K for additional risks to which the Company is exposed.

We face significant competition from other gaming operations that could have a material adverse effect on our operations.

We face intense competition in our market, particularly competition from tribal casinos.  Such facilities have the advantage of being exempt from certain state and federal taxes and state regulation of indoor smoking.  We also compete with illegal Internet wagering on horse races, other forms of gambling, other forms of entertainment and other racetracks throughout the country as previously discussed under Competition above.

In early 2005, the MRC granted a license to NMHI to construct and operate a harness racetrack in Columbus Township, Anoka County, MN, which is approximately 50 miles from the Racetrack.  This license authorized NMHI to engage in pari-mutuel wagering on live and simulcast racing for standardbred (harness) horses.  This racetrack opened in April of 2008.  In addition, NMHI began card room operations in June of 2008.

We expect competition for our existing and future operations to increase both from NMHI and as existing tribal casinos expand their operations.  In addition, several of our tribal gaming competitors have substantially larger marketing and financial resources than we do.  We are unable to predict with any certainty the effects of existing and future competition on our operating results.

A downturn in general economic conditions can adversely affect our results of operations.

Consumer demand for entertainment is particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities.  Changes in discretionary consumer spending or consumer preferences could be driven by factors such as perceived or actual general economic conditions; the current housing crisis and the credit crisis; high energy, fuel and food costs; the increased cost of travel; the potential for bank failures; the weakening job market; perceived or actual disposable consumer income and wealth; fears of recession and changes in consumer confidence in the economy; or fears of war and future acts of terrorism.  These factors could reduce consumer demand for the leisure activities we offer, thus imposing practical limits on pricing and harming our operations.

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

Decisions by the MRC in regard to any one or more of the following matters could also adversely affect the Company’s operations: the granting of operating licenses to Canterbury Park and other racetracks after an application process and public hearings; the licensing of all employees of a racetrack, jockeys, trainers, veterinarians and other participants; regulating the transfer of ownership interests in licenses; allocating live race days and simulcast-only race days; approving race programs; regulating the conduct of races; setting specifications for the racing ovals, animal facilities, employee quarters and public areas of racetracks; changes to the types of wagers on horse races; and approval of significant contractual agreements.

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

We are also subject to laws in Minnesota that affect businesses generally.  It is possible, as a result of the legislative process, that legislation directly or indirectly adverse to the Company may be enacted into law.  As previously discussed under Legislation above, in May 2007, a bill passed in the Minnesota Legislature severely restricting smoking in all public places in Minnesota, including at the Racetrack, effective October 1, 2007.  Tribal casinos located in Minnesota are not covered by this legislation and will continue to offer various gaming alternatives, including card games, in an environment that allows smoking.  Since October 1, 2007, this legislation has had, and may continue to have, a significant adverse effect on the Company’s revenues and profits.  The Company believes that simulcast customers who smoke and no longer (or less frequently) are wagering on the Internet.  The Company also believes card club customers who smoke are now patronizing tribal casinos where smoking is permitted.

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

Grandstand.

The grandstand is a modern, air-conditioned enclosed structure of approximately 275,000 square feet with a variety of facilities on six levels.  The lower level contains space for support functions such as jockey quarters, administrative offices, Racing Commission offices, first aid, mechanical and electrical rooms.  The track level includes pari-mutuel windows, restrooms, a variety of concession stands and other services as well as the Card Club, which occupies 27,000 square feet on the track level.  The mezzanine level contains 1,320 fixed seats in a glass-enclosed, air-conditioned area and an additional 3,000 seats located outside.  In addition to the seats, the mezzanine level contains pari-mutuel windows, restrooms, concession stands and other guest facilities.  A portion of the mezzanine level is currently being used as a simulcast center during live racing, and for banquets and other events during the off-season.  The kitchen level is an intermediate level located between the mezzanine and clubhouse floors.  It contains a full-service kitchen which supports a full dining menu for the track-side dining terraces on the clubhouse level and food preparation for the other concession areas.  The clubhouse level is a multi-purpose area serving as a simulcast center during wagering sessions on televised races, as well as a full-service dining area during the live racing season.  The clubhouse level includes 325 trackside tables, each equipped with a television set, with a total seating capacity of 1,200 patrons and an additional 1,000 seats are located in lounges located throughout the area.  The press box and officials’ level is located in the roof trusses over the clubhouse and contains work areas for the press, racing officials, closed-circuit television, photo finish and the track announcer.  In addition, the grandstand was structurally built to accommodate skyboxes under the press box/officials’ level, although none have yet been constructed.  Escalators and elevators are available to move patrons among the various levels within the grandstand.

Barn and Backside Facilities.

The stable area consists of 33 barns with a total of approximately 1,650 stalls.  In the stable area, there are 216 dormitory rooms for the grooms and others working at the Racetrack.  The stable area also contains a combination racing office and cafeteria/recreation building for stable personnel, two blacksmith buildings and a one half-mile training track.

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

Undeveloped Land.

Approximately 100 acres of the 380 acres owned by the Company are not necessary for current operations.  This property could be sold in whole or in part, depending upon future opportunities.  The Company regularly evaluates other business activities and development opportunities that would maximize the use of the real estate surrounding the Racetrack and which would complement the Company’s primary businesses of horse racing and card club operations.  In June 2008, the Company announced that it has entered into a letter of intent with RED Development, LLC, a Kansas City based retail developer, to be its exclusive partner in a proposed retail and entertainment development on part of the Company’s property.

Item 3.  LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.  From time to time, the Company is party to ordinary and routine litigation incidental to our business.  We do not expect the outcome of any such litigation pending at this time to have a material adverse effect on our consolidated financial position or results of operations.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)                                  MARKET INFORMATION

The Company’s common stock trades on the NASDAQ Stock Exchange under the symbol CPHC.  Prior to August 26, 2008, it traded on the American Stock Exchange under the symbol ECP.  The table set forth below indicates the high and low sale prices for the Common Stock in the quarterly periods ending December 31, 2008 and 2007.

	2008		2007
	High	Low	High	Low

Common Stock

First Quarter	$12.05	$9.35	$14.51	$13.06
Second Quarter	11.20	8.10	14.69	11.00
Third Quarter	10.35	8.00	13.55	11.45
Fourth Quarter	8.99	5.75	12.94	10.01

(b)                                  HOLDERS

At March 18, 2009, the Company had 776 holders of record of its common stock.  In addition, on that date, a depository company held approximately 2,539,000 shares as nominee for an estimated 1,622 beneficial holders.

(c)                                  DIVIDENDS

The Company paid special cash dividends on its common stock of $.25 per share on July 11, 2008 and $.25 per share on July 13, 2007.  The Company has not adopted any policy regarding the payment of dividends and further dividend payments, if any, would require Board of Director approval.

(d)                                  INFORMATION REGARDING EQUITY COMPENSATION PLANS

The following table sets forth information as of December 31, 2008 regarding our equity compensation plans.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category (1)	(a) Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in column (a))

Equity compensation plans approved by security holders:
1994 Stock Plan	470,000	$11.12	241,000
1995 Employee Stock Purchase Plan	—	—	115,516

Equity compensation plans not approved by security holders:
Stock Option Plan for Non-Employee Consultants and Advisors (2)	—	—	172,500

Total	470,000		529,016

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

(g)                                 INFORMATION REQUIRED BY ITEM 703 OF REGULATION S-K

On January 16, 2008, the Company announced that its Board of Directors had authorized a program to repurchase up to an additional 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 12b-18 in open market transactions, block purchases of privately negotiated transactions.  During the fourth quarter of 2008, the Company repurchased 54,678 shares of common stock at an average price of $7.46 for an aggregate purchase price of $407,849 pursuant to this authorization.  A month-by-month breakdown of purchases for the fourth quarter is included in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
Oct. 1 to Oct. 31, 2008	53,000	$7.50	53,000	35,135
Nov. 1 to Nov. 30, 2008	—	—	—	35,135
Dec. 1 to Dec. 31, 2008	1,678	$6.17	1,678	33,457
Total	54,678		54,678	33,457

Item 6.           SELECTED FINANCIAL DATA

(In thousands except for per share amounts)

	Year Ended December 31
	2008	2007	2006	2005	2004
OPERATING DATA

Net Revenues	$46,025	$52,880	$55,840	$54,920	$54,428

Operating Expenses	45,310	48,723	50,660	49,474	47,661

Income Before Income Tax Expense	823	4,486	5,459	5,565	6,801

Income Tax Expense	(385)	(1,865)	(2,334)	(2,512)	(2,939)

Net Income	$438	$2,621	$3,125	$3,053	$3,862

Basic Net Income per Share	$.11	$.65	$.78	$.78	$1.02
Diluted Net Income per Share	.11	.62	.74	.73	.92
Dividends per Share	.25	.25	.25	.25	.25

Cash Flow from Operations	$1,649	$4,608	$5,973	$4,714	$6,336

	At December 31
	2008	2007	2006	2005	2004
BALANCE SHEET DATA

Land, Buildings & Equipment, Net	$24,932	$25,038	$24,904	$22,694	$20,439

Total Assets	32,244	36,106	34,351	31,440	28,223

Stockholders’ Equity	26,681	28,578	26,860	24,358	20,996

Book Value per Share	$6.78	$7.00	$6.63	$6.15	$5.47

Number of Common Shares Outstanding at Year End	3,938	4,084	4,051	3,960	3,836

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

STRATEGIC OVERVIEW

Canterbury Park Holding Corporation was incorporated under the laws of Minnesota and acquired land and buildings to conduct pari-mutuel horse racing operations in March 1994.  The Racetrack is located in Shakopee, Minnesota, approximately 25 miles southwest of downtown Minneapolis.  In May 1994, we commenced year-round horse racing simulcast operations and hosted the first annual live race meet during the summer of 1995.  Our live racing operations are a seasonal business as we host live race meets each year from  May until late summer.  We earn additional pari-mutuel revenue by televising our live racing to out-of-state racetracks around the country.  We also derive revenues from related services and activities, such as advertising, admissions, parking and publication sales and from other entertainment events and activities held at the Racetrack.

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

	2008	2007	2006	2005	2004
Financial Performance Summary

Net Revenues	$46,025	$52,880	$55,840	$54,920	$54,428

Operating Expenses	45,310	48,723	50,660	49,474	47,661

Income Before Income Tax Expense	823	4,486	5,459	5,565	6,801

Income Tax Expense	(385)	(1,865)	(2,334)	(2,512)	(2,939)

Net Income	$438	$2,621	$3,125	$3,053	$3,862

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

Our facilities are modern by racetrack industry standards, and we have invested heavily in the past few years to update and upgrade them to meet the needs of our customers and horsemen.  Our 380-acre property with a prime location in one of the fastest-growing counties in Minnesota provides us with great long-term growth and development opportunities.  Our Board of Directors is engaged in an evaluation of the highest and best potential uses of our underutilized land.  Our long-term strategic direction is to enhance the character of our property as a unique gaming and entertainment destination.

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

Our significant accounting policies are included in Note 1 to our consolidated financial statements.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 77.3% of our total assets at December 31, 2008.  We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired.  Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected future net cash flows.  Should the sum of the related expected future net cash flows be less than the carrying value, we will determine whether an impairment loss should be recognized.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.  To date, we have determined that no impairment of these assets exists.

Stock Based Employee Compensation - In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS No.123, Share Based Payment (“SFAS 123(R)”).  This Statement superceded APB Opinion No. 25, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  SFAS 123(R) requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value.  The Company adopted SFAS 123(R) as of January 1, 2006.  As of the effective date, this Statement applies to all new awards issued as well as awards modified, repurchased or cancelled.  Additionally, for stock-based awards issued prior to the effective date, compensation cost attributable to future services will be recognized as the remaining service is rendered.  The Company elected to apply the modified prospective method of adoption of SFAS 123(R).

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

The Company is periodically involved in various claims and legal actions arising in the normal course of business.  Management believes that the resolution of any pending claims and legal actions at December 31, 2008 and as of the date of this report will not have a material impact on the consolidated financial statements.

OPERATIONS REVIEW

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

OPERATING REVENUES

Total net operating revenues for the year ended December 31, 2008 were $46.0 million, a decrease of $6,854,149, or 13.0%, compared to total operating revenues of $52.9 million for the year ended December 31, 2007.  Total Card Club revenues decreased 15.4%, pari-mutuel revenues decreased 12.5% and concession revenues remained relatively unchanged in fiscal 2008 compared to fiscal 2007.   Discussions of pari-mutuel and Card Club revenues follow.

	Year Ended 12/31/08	Year Ended 12/31/07
SUMMARY OF PARI-MUTUEL OPERATING DATA:

Racing Days
Simulcast only days	297	296
Live and simulcast days	67	68
Total Racing Days	364	364
On-Track Handle
Simulcast handle on non-live race days	$31,924,000	$37,906,000

Simulcast handle on live race days	14,001,000	15,912,000
Total simulcast handle	45,925,000	53,818,000

Live racing handle	13,848,000	15,375,000
Total On-Track Handle	59,773,000	69,193,000

Out-of-state Live Handle	19,790,000	19,572,000
Total Handle	$79,563,000	$88,765,000
On-Track Average Daily Handle
Simulcast only days	$107,000	$128,000
Live and simulcast days	416,000	460,000

Pari-mutuel revenues include commission and breakage revenues on live on-track and simulcast racing, fees received from out-of-state racetracks for wagering on our live races and proceeds from uncashed winning tickets.  Pari-mutuel revenues decreased to $13.3 million from $15.2 million in 2007, primarily reflecting a decrease in simulcast and on-track live racing handle in 2008 compared to 2007.

Total handle wagered on simulcast races in 2008 decreased $7,893,000, or 14.6%, compared to 2007.  Lower patron wagering can be partially attributed to the financial crisis and economic downturn that occurred in 2008.  In addition, growing competition from illegal Internet wagering in the state of Minnesota, and the opening of NMHI’s racetrack and simulcasting facility in April of 2008 has resulted in lower handle.  Finally, handle continued to decline as a result of the legislation that went into effect in Minnesota on October 1, 2007 that prohibited indoor smoking in public places such as Canterbury Park.

On-track live handle decreased by $1,527,000, or 9.9%, for the 2008 live meet compared to the live meet in 2007.  Lower patron wagering can be attributed to the financial crisis and economic downturn that occurred in 2008.  Also, the decrease in on-track live handle was a result of the Company offering 15 fewer races to achieve the desired purse structure.

Wagering at out-of-state tracks on races conducted at the Racetrack during the 2008 live meet increased $218,000, or 1.1%, compared to the 2007 meet primarily due to the return of the Claiming Crown in 2008.

Revenues recognized on proceeds from winning pari-mutuel tickets which were not presented for payment within one year of the end of the respective race meets decreased approximately $34,000 in 2008 compared to 2007, primarily due to reduced amounts wagered on simulcast horse races.

SUMMARY OF CARD CLUB REVENUES:	Year Ended 12/31/08	Year Ended 12/31/07

Poker Games	$15,610,000	$17,753,000
Casino Games	7,459,000	9,740,000
Total Collection Revenue	23,069,000	27,493,000

Other Revenue	1,134,000	1,126,000
Total Card Club Revenue	$24,203,000	$28,619,000

Number of Days Offered	364	364
Average Revenue per Day	$66,500	$78,600

The primary source of Card Club revenue is a percentage of the wagers received from the players as compensation for providing the Card Club facility and services, referred to as “collection revenue”.  Other Revenue presented above includes fees collected for the administration of tournaments and amounts earned as reimbursement for the administrative costs of maintaining the jackpot funds.  Card Club revenues represent 52.5% and 54.0% of net revenues for 2008 and 2007, respectively.

The Card Club is divided into two areas, the poker area and the casino games area.  The average daily collection amount per game is dependent upon the number of tables utilized to offer the game.  Patron demand determines the number of tables to be used for a specific game.

Total Card Club revenue decreased $4,416,000, or 15.4%, compared to 2007.  The decrease in Card Club revenue is due partially to the decrease in casino games revenue of $2,281,000, or 23.4%, in 2008 over 2007.  Casino games revenue has decreased as a result of the financial crisis and economic downturn that occurred in 2008.  Additionally, the decrease can be partially attributed to the opening of NMHI’s card room in June of 2008.  Finally, casino games revenue has continued to decline as a result of the legislation that went into effect in Minnesota on October 1, 2007 that prohibited indoor smoking in public places such as Canterbury Park.  In addition, poker revenue decreased $2,143,000, or 12.0%, in 2008 over 2007.  The decrease in poker games revenue can also be attributed to the economic downturn that occurred in 2008.  In addition, the opening of NMHI’s card room has contributed to this decrease.

We expect that competition from NMHI’s harness racetrack, illegal Internet wagering, and tribal casinos will continue to put pressure on Card Club operating revenues in future periods.  As a result, we continue to search for opportunities to make Canterbury Park the most attractive alternative when our customers want to wager on card games.

Concession revenues remained relatively stable in 2008, $5,968,000 compared to $6,077,000 in 2007, due to slight price increases and increased group sale revenue, offset by decreased patronage, and related sales, to our Card Club.

The Company experienced a decrease in admission and parking revenues due to more race day promotions featuring discounted admission being offered.  Additionally, parking revenues declined due to decreased patronage to our card room.  Publication sales revenues decreased due to the decrease in the amount of pari-mutuel wagering.

Other operating revenue decreased $273,000, or 13.5%, to $1,745,000 in fiscal year 2008 compared to 2007.  The decrease in 2008 was due primarily to a decrease in the corporate sponsorships and advertising revenues of $94,000 and a decrease in cash services fees of $109,000 resulting from decreased patronage in the Card Club.  Promotional allowances decreased $40,000, or 14.8%, to $229,000 in 2008, also as a result of decreased patronage to Card Club.

OPERATING EXPENSES

Total operating expenses decreased approximately $3,413,000, or 7.0%, to $45,310,000 in 2008, from $48,723,000 in 2007 primarily due to decreases in purses, salaries and benefit costs, advertising and marketing and insurance.  Many of these decreases resulted from a cost reduction strategy implemented in 2008.  See below for a detailed quantification of each of these items.  Total operating expenses as a percentage of net revenues increased to 98.4% from 92.1% in 2007.  We experienced a considerable decrease in pari-mutuel and card club revenues in 2008.  As a result, despite decreases in variable pari-mutuel expenses, salaries and benefits, and purse expenses, operating expenses became a larger percentage of total revenues.

Total purse expense decreased $1,073,000, or 12.8%, in 2008 compared to 2007 as presented in the table below.  Minnesota law requires us to allocate a portion of funds received from betting in the Card Club and wagering on simulcast and live horse races for future payment as purses for live horse races or other uses of Minnesota’s horsepersons’ associations.  Purse expense relates to card club, simulcast, and live racing.  A description of how the purse expense is calculated for these three expenses is given below.  The decline in Card Club revenues in 2008 compared to 2007 resulted in the decreases in Card Club purse and MBF expense shown in the table below.  Total purse expense associated with simulcast racing decreased in 2008 compared to 2007 due to lower wagering levels.  We experienced a slight increase in live racing purse expense, which is attributable to the return of the Claiming Crown in 2008.

	Purse Expense		Minnesota Breeders’ Fund Expense
	2008	2007	2008	2007
Card Club	$3,168,000	$3,864,000	$360,000	$429,000

Simulcast Racing	2,578,000	2,976,000	510,000	600,000

Live Racing	1,526,000	1,505,000	138,000	154,000
Total	$7,272,000	$8,345,000	$1,008,000	$1,183,000

Under Minnesota law, the Company is required to pay 10% of the first $6 million of gross Card Club revenues towards purses for live horse racing at the Racetrack.  After meeting the $6 million threshold, the Company must pay 14% of gross Card Club revenues as purse monies.  Of funds allocated for purses, the amounts paid are allocated 90% to the purse funds and 10% to the MBF.

The amounts paid to the purse fund for simulcast racing differ depending upon whether the simulcast wagering occurs during the “Racing Season,” a statutorily defined 25-week period beginning in early May each year, or outside of the Racing Season.  We paid an average of 5.61% of handle to the purse fund in 2008, compared to 5.53% in 2007.  We pay 5.50% of pari-mutuel simulcast commission revenues to the MBF; consequently, lower revenues result in lower MBF expense.

Minnesota law provides that a minimum of 8.4% of the on-track live racing handle be paid to the purse fund.  The amount paid to the purse fund for wagers at out-of-state racetracks is 50% of the net of fees collected less costs incurred to provide the uplink signal.  We pay 1.0% of on-track live handle to the MBF.

We also experienced a reduction in host fees of $230,000, or 11.2%, in 2008 compared to 2007 due to lower wagering experienced in 2008 compared to 2007.

Salary and benefit expenses decreased by $1,460,000, or 6.7%, for the twelve months ended December 31, 2008 compared to the twelve months ended December 31, 2007.  The decrease in salaries and benefits expense is primarily attributable to a reduction-in-force initiative that was implemented during 2008.

Wages directly related to full-time and non full-time employees decreased $388,000 due to general efforts to control labor costs in that area.  In addition, the cost of providing health and medical benefits to our employees decreased by $200,000 in 2008 compared to 2007 as a result of this initiative.

Depreciation expense increased $142,000, or 7.1%, in 2008 compared to 2007 and reflects significant investments in our facilities during the past several years.  Beginning in late 2004, we have continually added improvements to the stable area and training facilities.  We have made various other investments in building improvements and furniture, fixtures and equipment in both 2008 and 2007.

Utilities expense decreased $135,000, or 8.7%, in 2008 primarily due to savings related to the purchase of a building management system in 2008.

The Company experienced a decrease in advertising and marketing expenses of $100,000 primarily due to focused efforts on expense reduction in 2008 compared to 2007.

Insurance expense decreased $321,000, or 33.5%, in 2008 compared to 2007.  The decrease is attributable to rate decreases, lower volumes of business activity and a decrease in labor costs for the Company in 2008.

Net other income decreased $221,000, or 67.2%, in 2008 compared to 2007.  This decrease is primarily attributable to a $213,000 decrease in interest income on our primary bank account balance during 2008.  The average balance in our primary cash account decreased throughout 2008 compared to 2007 and the interest rate earned on those balances decreased from 3.29% at the end of 2007 to 0.15% at the end of 2008.

Income tax expense as a percentage of pre-tax income increased to 46.8% for the year ended December 31, 2008 from 41.6% for the year ended December 31, 2007.  The increase is primarily attributable to a reduced level of income before taxes while non-deductible lobbying expenses in 2008 remained relatively consistent with 2007.

As a result of all of the above, net income decreased $2,183,000, or 83.2%, to $438,000 for the year ended December 31, 2008 compared to $2,621,000 for the year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, we had cash and cash equivalents of $3.7 million compared to $7.0 million at December 31, 2007.  This $3,300,000 decrease consists of $1.6 million net cash provided by operating activities, offset by $2.3 million net cash used in investing activities and $2.6 million net cash used in financing activities.  In addition, as of December 31, 2008, we had $5.0 million of capacity under a commercial revolving credit line as part of a general credit and security agreement with Bremer Bank that will expire on June 30, 2009.  We had no borrowings under the credit line in 2008 or 2007.

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

The Company’s Casino Games are required by law to be “unbanked”.  “Unbanked” refers to a wagering system or game where wagers “lost” or “won” by the host are accumulated into a player pool liability for purposes of enhancing the total amount paid back to players in any other card game.  The Company may only serve as custodian of the player pool.  It may not have an active interest in any card game and does not recognize net “wins” or “losses” as revenue.  The Company is required to return accumulated player pool funds to the players through giveaways, promotional items, prizes or by other means.  The player pool liability was approximately $294,000 at December 31, 2008 compared to $833,000 at December 31, 2007.

The Card Club offers progressive jackpots for Poker games.  Amounts collected for these jackpot funds are accrued as liabilities until paid to winners.  At December 31, 2008, accrued jackpot funds totaled approximately $636,000 compared to $742,000 at December 31, 2007.  The MRC regulates the operation of the player pool and progressive jackpot pools.  These liabilities have the potential for significant fluctuation on a daily basis.

All games in the Card Club are played using chips.  The value of chips issued and outstanding, referred to as the “outstanding chip liability,” was approximately $189,000 at December 31, 2008, compared to $248,000 at December 31, 2007.  This liability has the potential for significant fluctuation on a daily basis depending upon the demand for chip redemptions and sales.

Our second largest operating expense item is purse expense.  Pursuant to an agreement with the MHBPA, we transferred into a trust account or paid directly to the MHBPA approximately $6,534,000 and $7,575,000 in purse funds for the years ended December 31, 2008 and 2007, respectively.  Minnesota Statutes specify that amounts transferred into trust are the property of the trust and not the Company.  Unpaid purse fund obligations due the MHBPA were $48,251 and $56,951 at December 31, 2008 and 2007, respectively.  The weighted average interest rates on any purses accrued but not transferred into the trust were 4.50% and 7.25% at December 31, 2008 and 2007, respectively.

Unrestricted cash balances at December 31, 2008 were $3,745,731 compared to $7,050,389 at December 31, 2007.  The Company believes that the funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements for regular operations for the foreseeable future.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operations during the year ended December 31, 2008 was $1,648,538, which resulted primarily from net income of $438,180, depreciation of $2,141,023, and a decrease in restricted cash of $771,340, offset by a decrease in accounts payable and accrued wages and payroll taxes of $846,969 and a decrease in card club accruals of $724,583.  The decrease in restricted cash and card club accruals was primarily as a result of an increase in player promotions that were offered in 2008.

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

CASH FLOWS FROM INVESTING ACTIVITIES

Cash used in investing activities for the year ended December 31, 2008 of $2,332,048 resulted primarily from the purchase of a building management system and upgrades to the grandstand building and Card Club.  In addition, in 2008, the Company purchased short-term investments of $200,000 that will mature at various dates in 2009.

Cash used in investing activities for the year ended December 31, 2007 totaled $2,138,871 and primarily reflected capital improvements to buildings and land, including the backside barns and a mutuel island remodel, and additions to furniture and equipment, including new boilers, digital video equipment and a player tracking system in the Card Club.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash used in financing activities was $2,621,148 for the year ended December 31, 2008 compared to cash used in financing activities of $1,164,321 for the year ended December 31, 2007. The 2008 net cash outflows resulted primarily from a $.25 per share cash dividend totaling $1,007,173 paid in July 2008.  In addition, throughout 2008 and pursuant to a Stock Repurchase Plan approved in January 2008, the Company repurchased 216,543 shares of common stock at an average price of $8.71 per share for a total cost of $1,886,034.  These outflows were partially offset by proceeds of $250,324 received upon the issuance of common stock due to the exercise of stock options and shares of common stock purchased by employees pursuant to our Employee Stock Purchase Plan and the related excess tax benefit of $21,735.

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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

In March 2008, the Company entered into a six-year totalizator service agreement with Scientific Games Inc.  Pursuant to the agreement, Scientific Games provides totalizator equipment and computer programs which record and process all wagers and calculate odds and payoffs.  In October 2008, the Company entered into a four-year service agreement to outsource its information technology (IT) function.  Amounts charged to operations under these agreements for the years ended December 31, 2008 and 2007 were approximately $377,000 and $315,000, respectively.

The Company has entered into operating leases for rental of office equipment and equipment to print certain publications.  Amounts charged to operations under these agreements for the years ended December 31, 2008 and 2007 were approximately $85,000 and $94,000, respectively.  All such leases expire on or before April 30, 2011.

Since December 31, 2008, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above.   As of December 31, 2008, we had no borrowings pursuant to our line of credit and were not party to capital lease obligations, significant purchase obligations or other long-term obligations.

FORWARD-LOOKING STATEMENTS

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, we may make forward-looking statements concerning possible or anticipated future financial performance, prospective business activities or plans which are typically preceded by words such as “believes,” “expects,” “anticipates,” “intends” or similar expressions.  For such forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in federal securities laws.  Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could affect our actual results and cause actual results to differ materially from those indicated in the forward-looking statements.  Such risks and uncertainties include, but are not limited to: material fluctuations in attendance at the Racetrack, material changes in the level of wagering by patrons, decline in interest in the unbanked card games offered at the Card Club, competition from other venues offering unbanked card games, or other forms of wagering, competition from other sports and entertainment options, costs associated with our efforts to obtain legislative authority for additional gaming options, increases in compensation and employee benefit costs, increases in the percentage of revenues allocated for purse fund payments, higher than expected expense related to new marketing initiatives, the impact of wagering products and technologies introduced by competitors, legislative and regulatory decisions and changes, the general health of the gaming sector, and other factors that are beyond our ability to control or predict.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Canterbury Park is not required to provide the information requested by this Item as it qualifies as a smaller reporting company.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)           Financial Statements

The following financial statements of the Company are set forth on pages 29 through 47 of the Form 10-K:

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2008.  In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Date: March 31, 2009	/s/ Randall D. Sampson
Randall D. Sampson
President and Chief Executive Officer
Canterbury Park Holding Corporation

Date: March 31, 2009	/s/ David C. Hansen
David C. Hansen
Vice President and Chief Financial Officer
Canterbury Park Holding Corporation

Further discussion of the Company’s internal controls and procedures is included in Item 9A(T) of this report, under the caption “Controls and Procedures.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Canterbury Park Holding Corporation

Shakopee, Minnesota

We have audited the accompanying consolidated balance sheets of Canterbury Park Holding Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Canterbury Park Holding Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Minneapolis, Minnesota

March 31, 2009

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

	2008	2007

ASSETS

CURRENT ASSETS
Cash	$3,745,731	$7,050,389
Restricted cash	1,261,292	2,032,632
Short-term investments (Note 3)	312,995	80,688
Accounts receivable, net of allowance of $10,000 and $46,400, respectively	475,576	749,782
Inventory	213,682	169,801
Prepaid expenses	429,859	453,350
Income taxes receivable	566,436	215,594
Deferred income taxes (Note 4)	286,200	295,900
Total current assets	7,291,771	11,048,136

LONG-TERM ASSETS
Deposits	20,000	20,000
Land, buildings and equipment, net (Note 2)	24,931,900	25,037,636

	$32,243,671	$36,105,772

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,852,253	$2,209,639
Card club accruals	1,689,213	2,413,796
Accrued wages and payroll taxes	1,189,088	1,851,140
Accrued interest payable		5,196
Due to MHBPA (Note 1)	48,251	56,951
Accrued property taxes	513,816	491,630
Payable to horsepersons	95,217	162,931
Total current liabilities	5,387,838	7,191,283

DEFERRED INCOME TAXES (Note 4)	174,400	336,400

COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)

STOCKHOLDERS’ EQUITY (Notes 5 and 6)
Common stock, $.01 par value, 10,000,000 shares authorized, 3,938,021 and 4,084,087, respectively, shares issued and outstanding	39,380	40,841
Additional paid-in capital	15,089,438	15,395,778
Accumulated earnings	11,552,615	13,141,470
Total stockholders’ equity	26,681,433	28,578,089

	$32,243,671	$36,105,772

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

OPERATING REVENUES:
Pari-mutuel	$13,342,050	$15,240,131
Card Club	24,202,920	28,619,331
Concessions	5,968,317	6,077,176
Admissions and parking	602,972	726,941
Publications	392,806	466,267
Other operating revenue	1,745,198	2,018,571
Total Revenues	46,254,263	53,148,417
Less Promotional allowances	(228,856)	(268,861)
Net Revenues	46,025,407	52,879,556

OPERATING EXPENSES:
Purses	7,271,833	8,344,707
Minnesota Breeders’ Fund	1,008,396	1,183,487
Host track fees	1,811,020	2,041,139
Pari-mutuel taxes	14,235	128,564
Salaries and benefits	20,065,914	21,526,015
Cost of concessions and publication sales	3,318,263	3,455,449
Depreciation	2,141,023	1,999,006
Utilities	1,413,165	1,548,273
Repairs, maintenance and supplies	1,167,958	1,213,330
License fees and property taxes	833,981	810,018
Advertising and marketing	1,493,401	1,592,930
Insurance	636,068	957,075
Other operating expenses	4,135,043	3,923,325
Total Operating Expenses	45,310,300	48,723,318

OTHER (EXPENSE) INCOME:
Interest expense	(12,389)	(3,863)
Interest income	120,162	333,066
Net Other Income	107,773	329,203

INCOME BEFORE INCOME TAX EXPENSE	822,880	4,485,441

Income tax expense (Note 4)	(384,700)	(1,864,701)

NET INCOME	$438,180	$2,620,740

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,983,359	4,062,866

BASIC NET INCOME PER COMMON SHARE (Note 7)	$.11	$.65

DILUTED NET INCOME PER COMMON SHARE (Note 7)	$.11	$.62

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2008 AND 2007

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Total
Balance at December 31, 2006	4,050,782	$40,508	$14,914,328	$11,904,736	$26,859,572

Cash dividend paid				(1,027,696)	(1,027,696)
Exercise of stock options and issuance of restricted stock and stock options	75,650	756	506,717		507,473
Tax benefit of stock option exercises			103,413		103,413
Common stock repurchase	(46,950)	(469)	(187,331)	(356,310)	(544,110)
Shares issued under Employee Stock Purchase Plan	5,105	51	58,656		58,707
Forfeited restricted shares	(500)	(5)	(5)		(10)
Net income				2,620,740	2,620,740

Balance at December 31, 2007	4,084,087	$40,841	$15,395,778	$13,141,470	$28,578,089

Cash dividend paid				(1,007,173)	(1,007,173)
Exercise of stock options and issuance of restricted stock and stock options	60,098	601	346,527		347,128
Tax benefit of stock option exercises			52,506		52,506
Common stock repurchase	(216,543)	(2,166)	(864,006)	(1,019,862)	(1,886,034)
Shares issued under Employee Stock Purchase Plan	5,879	59	48,678		48,737
Shares issued under Employee Stock Ownership Plan	10,000	100	109,900		110,000
Forfeited restricted shares	(5,500)	(55)	55
Net income				438,180	438,180

Balance at December 31, 2008	3,938,021	$39,380	$15,089,438	$11,552,615	$26,681,433

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Operating Activities:
Net income	$438,180	$2,620,740
Adjustments to reconcile net income tonet cash provided by operations:
Depreciation	2,141,023	1,999,006
Stock-based compensation expense	145,541	227,281
Excess tax benefit from exercise of stock options	(21,735)	(68,551)
Loss on sale of land, buildings & equipment	1,986	10,526
Decrease in deferred income taxes	(99,795)	(81,787)
Decrease (increase) in accounts receivable	274,206	(190,636)
Decrease (increase) in restricted cash	771,340	(117,575)
(Increase) decrease in other current assets	(20,390)	270,746
Increase in income taxes receivable	(350,842)	(321,512)
(Decrease) increase in accounts payable and accrued wages & payroll taxes	(846,969)	154,340
(Decrease) increase in card club accruals	(724,583)	340,433
Decrease in accrued interest	(5,196)	(2,107)
Increase in accrued property taxes	22,186	34,299
Decrease in payable to horsepersons	(67,714)	(183,848)
Decrease in due to MHBPA	(8,700)	(83,330)
Net cash provided by operations	1,648,538	4,608,025

Investing Activities:
Additions to land, buildings and equipment	(2,103,977)	(2,144,144)
Proceeds from sale of equipment	4,236	7,730
Increase in short-term investments	(232,307)	(2,457)
Net cash used in investing activities	(2,332,048)	(2,138,871)

Financing Activities:
Proceeds from issuance of common stock	250,324	338,934
Common stock repurchase	(1,886,034)	(544,110)
Cash dividend to shareholders	(1,007,173)	(1,027,696)
Excess tax benefit from exercise of stock options	21,735	68,551
Net cash used in financing activities	(2,621,148)	(1,164,321)

Net (decrease) increase in cash	(3,304,658)	1,304,833

Cash at beginning of year	7,050,389	5,745,556

Cash at end of year	$3,745,731	$7,050,389

Supplemental disclosure of non-cash investing activities:
Additions to land, buildings and equipment fundedthrough accounts payable	$31,729	$94,198

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$775,000	$2,268,000

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008 AND 2007

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - Canterbury Park Holding Corporation was incorporated on March 24, 1994.  On March 29, 1994, the Company acquired all the outstanding securities of Jacobs Realty, Inc. (JRI) from Irwin Jacobs and IMR Fund, L.P. (an investment fund for various pension plans and trusts).  JRI was merged into the Company, and the acquisition was accounted for under the purchase method of accounting whereby the acquired assets and liabilities have been recorded at the Company’s cost.  The primary asset of JRI was Canterbury Downs Racetrack and the 325 acres of surrounding land.

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

Uncashed Winning Tickets — Pari-mutuel tickets which are not cashed within one year of the end of the respective race meet become the property of the Company.  The Company records revenue associated with the uncashed winning tickets at the time that, based on historical experience, management can reasonably estimate the amount of additional winning tickets from a race meet that will be presented for payment.

Promotional Allowances — The Company offers certain promotional allowances at no charge to patrons who participate in our player rewards program.  The retail value of these promotional items is shown as a deduction from total revenues on the Company’s consolidated statements of operations.

Pari-mutuel Taxes — The first $12 million of pari-mutuel revenue is exempt from the 6% pari-mutuel tax.  Pari-mutuel taxes are estimated for each 12-month period from July 1 through June 30, and an estimated annual effective tax rate is applied to all pari-mutuel commission revenues.

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) - The Minnesota Pari-Mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from card club operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations.  Pursuant to an agreement with the MHBPA, the Company has transferred into a trust account or paid directly to the MHBPA, approximately $6,534,091 and $7,575,000 for the years ended December 31, 2008 and 2007, respectively, related to thoroughbred races.  Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company.  The interest rates on any purses accrued but not transferred into the trust were 4.50% and 7.25% at December 31, 2008 and 2007, respectively.

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

Card Club Accruals — Minnesota law allows the Company to collect amounts from patrons to fund progressive jackpot pools in the Card Club.  These amounts, along with amounts earned by the player pool, promotional pools and the outstanding chip liability, are accrued as short-term liabilities at each balance sheet date.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109, (“FIN 48”), on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Interest and penalties associated with uncertain income tax positions are presented in income tax expense. The Company has not recorded any significant income tax related interest or penalties during any of the periods presented.  Upon implementation, we determined all recorded benefits and income tax positions were more-likely-than-not.  Therefore, no cumulative effect relating to the adoption of FIN 48 was recorded.  See Note 4 of notes to consolidated financial statements for further discussion on income taxes.

Net Income Per Share - Basic net income per common share is based on the weighted average number of common shares outstanding during each year.  Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding.  The Company’s only potential common shares outstanding are stock options and shares of unvested restricted stock.

Comprehensive Income — Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements.  Comprehensive income includes all changes in stockholders’ equity except those resulting from investments by and distributions to owners.  SFAS No. 130 is not currently applicable for the Company because the Company did not have any items of other comprehensive income in any of the periods presented.

Fair Values of Financial Instruments — Due to the current classification of all financial instruments of the Company and given the short-term nature of the related account balances, carrying amounts reported in the consolidated balance sheets approximate fair value.

Stock Based Employee Compensation - In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS No.123, Share Based Payment (“SFAS 123(R)”).  This Statement superceded APB Opinion No. 25, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  SFAS 123(R) requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value.  In April 2005 the effective date of SFAS 123(R) was deferred to the fiscal year beginning after June 15, 2005.  Consequently, the Company adopted SFAS 123(R) as of January 1, 2006.  As of the effective date, this Statement applies to all new awards issued as well as awards modified, repurchased, or cancelled.  Additionally, for stock-based awards issued prior to the effective date, compensation cost attributable to future services will be recognized as the remaining service is rendered.  The Company elected to apply the modified prospective method of adoption of SFAS 123(R).

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

The fair value of options granted under the 1994 Stock Plan during 2008 and 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2008	2007
Dividend yield	2.20%	1.82%
Expected volatility	15%	22%
Risk-free interest rate	3.62%	4.86%
Expected term of options in years	7.3	7.2
Fair value of options on grant date	$29,700	$58,400

For more information on our stock-based compensation plans, see Note 6.

New Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007, and the Company has adopted the standard for those assets and liabilities as of January 1, 2008 and the impact of adoption had no impact on our financial position or results of operation.  See Note 3 for further discussion.

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

2.               LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment consists of the following at December 31:

	2008	2007

Land	$6,673,076	$6,673,076
Buildings and building improvements	19,668,994	18,174,151
Furniture and equipment	15,206,430	14,783,606
	41,548,500	39,630,833
Accumulated depreciation	(16,616,600)	(14,593,197)
	$24,931,900	$25,037,636

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

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company utilizes the market approach to measure fair value for its financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 31, 2008
Description	Total	Level 1	Level 2	Level 3

Short-term investments (Certificates of Deposit)	$312,995	$312,995	$—	$—

Total	$312,995	$312,995	$—	$—

4.     INCOME TAXES

A reconciliation between income taxes computed at the statutory federal income tax rate and the effective tax rate is as follows:

	2008	2007

Federal tax expense computed at statutory rate	$279,800	$1,525,000
Nondeductible lobbying expense	34,900	33,400
State expense, net of federal impact	61,500	298,000
Other	8,500	8,301
	$384,700	$1,864,701

Income tax expense for the years ended December 31, 2008 and 2007 consists of the following:

	2008	2007
Current
Federal	$418,500	$1,585,500
State	118,500	464,401
	537,000	2,049,901
Deferred, primarily Federal	(152,300)	(185,200)
	$384,700	$1,864,701

Current and long term temporary differences and tax carryforwards at December 31 are as follows:

	2008	2007
Current
Vacation accrual	$105,400	$128,400
Player rewards program accrual	157,800	126,400
Other	23,000	41,100
Net current deferred tax asset	$286,200	$295,900

	2008	2007
Long-Term
Tax depreciation greater than book depreciation	$(313,100)	$(423,400)
Deferred gain on sale of land	(104,000)	(104,000)
Stock options	216,900	162,600
Other	25,800	28,400
Net long-term deferred tax liability	$(174,400)	$(336,400)

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

Interest and penalties associated with uncertain income tax positions are presented in income tax expense. During the twelve months ended December 31, 2008, we have not recognized expense for interest and penalties and do not have any amounts accrued at December 31, 2008 and December 31, 2007 respectively, for the payment of interest and penalties.

The Company is subject to U.S. and Minnesota taxation.  The Company’s tax year for 2007 is subject to examination by the tax authorities.  With few exceptions, the Company is no longer subject to US federal, state, local or foreign examinations by tax authorities for years before 2007.

5.     STOCKHOLDERS’ EQUITY

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

The Plan provides that payment of the exercise price may be made in the form of unrestricted shares of common stock already owned by the optionee.  The Company calculates the fair market value of unrestricted shares as the average of the high and low sales prices on the date of exercise.  See Note 6 below for further information regarding options granted under the Plan.

Employee Stock Purchase Plan:

On April 3, 1995, the Board of Directors adopted an Employee Stock Purchase Plan (the “ESPP”).  The ESPP is open to all employees of the Company working more than 15 hours per week.  The ESPP consists of one-year phases.  The phases commence on October 1 of each year and under the terms of the plan, employees are allowed to set aside a portion of their payroll earnings to purchase shares of the Company’s common stock.  The purchase price is 95% of the fair market value of the shares on the termination date of the phase.  The plan provides for the sale of up to 350,000 shares.  The plan issued 5,879 and 5,105 shares in 2008 and 2007, respectively.  The ESPP has issued a total of 234,484 shares since the inception of the ESPP.

401(k) Plan:

On June 1, 1998 the Company established a defined contribution savings plan for employees who had completed one year of service, as defined in the Plan document.  The defined contribution savings plan allows for employee compensation deferral contributions under Section 401(k) of the Internal Revenue Code and discretionary contributions by the Company.  Employer contributions charged to operations in 2008 and 2007 were approximately $275,000 and $292,000, respectively.  In January 2009, the Company announced it had suspended its employer contributions for fiscal 2009.

Employee Stock Ownership Plan:

In December 2004, the Company’s Board of Directors approved an Employee Stock Ownership Plan (the “ESOP”) effective for calendar years beginning January 1, 2004.  All eligible employees of the Company participate in the ESOP after completing one full calendar year of service.  Contributions to the ESOP are determined by the Board of Directors and can be made in cash or shares of the Company’s common stock.  Annual contributions are allocated to each participant based on compensation and vest in accordance with a seven year graded vesting schedule.  Compensation expense for the ESOP is determined based on the average fair value of shares on the date the Company commits to the contribution to the ESOP.  For the purposes of earnings per share, ESOP shares are included in weighted-average common shares outstanding at year-end as the shares are committed to be contributed on that date.  On February 12, 2008, the Company committed to contribute 10,000 shares of the Company’s common stock valued at $109,000.  The shares were issued in March 2008 and were allocated to the accounts of eligible employees based upon their 2007 compensation during the first quarter of 2008.  On October 24, 2008, the Company announced it had suspended its ESOP contribution for fiscal 2008.  As of the date of this filing, the Company had taken no further action regarding possible re-introduction of the contribution.

Stock Repurchase Plan:

On November 2, 2006 the Company announced that its Board of Directors had authorized a program to repurchase up to 100,000 shares of the Company’s common stock pursuant to Exchange Act Rule 12b-18.  On December 6, 2006 the Company repurchased 53,050 shares of common stock at a price of $13.10 per share for a total of $694,955.  During 2007, the Company repurchased the remaining 46,950 shares at an average price of $11.59 per share for a total of $544,110.

On January 16, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 12b-18.  During 2008, the Company repurchased 216,543 shares of common stock at an average price of $8.71 for an aggregate purchase price of $1,886,034.

6.               STOCK-BASED COMPENSATION

The Plan, an equity based compensation plan, provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and non-employees, including directors of and consultants to the Company and any subsidiary, for up to a maximum of 1,450,000 shares of common stock.  During the first quarter of 2008, the Company issued non-qualified options to the members of the Board of Directors.

Stock option activity related to the Plan during the years ended December 31, 2008 and 2007 is summarized below:

	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	605,900	$11.00	666,550	$10.12

Granted	15,000	11.35	15,000	13.67
Exercised	(61,900)	3.58	(75,650)	3.70
Expired/Forfeited	(89,000)	15.71

Outstanding at end of year	470,000	$11.12	605,900	$11.00

Options exercisable at end of year	462,500	$11.07	594,650	$10.94

The grant-date fair value of options outstanding and exercisable at December 31, 2008 and 2007 was $2,508,000 and $3,193,000, respectively.  The weighted average remaining contractual term of these options is 2.2 and 2.4 years, respectively.

The weighted-average grant-date fair value of options granted during the years 2008 and 2007 was $29,700 and $58,400, respectively.  The total fair value of options exercised during the years ended December 31, 2008 and 2007 was $155,000 and $182,000, respectively.

The following table summarizes information concerning all options outstanding and options exercisable as of December 31, 2008:

Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.50 – 5.00	48,000.1		$4.13	48,000	$4.13
5.00 – 7.50	161,000	1.7	6.20	161,000	6.20
7.50 – 17.25	261,000	3.1	15.44	253,500	15.47
Total	470,000	2.3	$11.12	462,500	$11.07

Board of Director Grants

Each member of the Board of Directors receives an annual recurring grant of 3,000 non-qualified stock options.  On February 1, 2008 and February 1, 2007, 15,000 options were granted to the five board members with an exercise price equal to the market price on the date of grant of $11.35 and $13.76, respectively.  The stock options vest over a six-month period and expire in ten years.   The compensation cost associated with the Board of Director options of $29,700 and $58,400 was recognized as expense over the six-month vesting period in 2008 and 2007, respectively.

2006 Grants

The compensation cost associated with the employee stock option grant in 2006 is being recognized ratably over the four-year vesting period.  The compensation cost related to these employee option awards included in salaries and benefits expense for 2008 and 2007 was $11,578 and $21,600, respectively.  As of December 31, 2008, there was $5,532 of total unrecognized compensation cost related to these stock options which is expected to be recognized over 1.1 years.  The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $53,000 and $103,000 for 2008 and 2007, respectively.

A summary of the status of the Company’s restricted stock as of December 31, 2008, and changes during the year then ended are presented below:

Restricted Stock	Shares	Weighted Average Grant-Date Fair Value

Unvested at beginning of year	40,500	$14.55

Granted	0	0.00
Vested	0	0.00
Forfeited	(5,500)	14.55
Unvested at end of year	35,000	$14.55

Upon granting, compensation cost associated with the restricted stock grant was calculated as the market price on the date of grant of $14.55 for the 41,000 shares (reduced by estimated forfeitures) of $589,275.  In 2008, as forfeited shares had exceeded original estimated forfeitures, a new forfeiture rate was calculated.  As a result of this new calculation, the total estimated compensation cost for the restricted stock grant is $487,425.  In accordance with the modified prospective method, the compensation cost related to these awards included in salaries and benefits expense for the year ended December 31, 2008 and 2007 was $104,263 and $147,319, respectively.  As of December 31, 2008, there was $100,801 of total unrecognized compensation cost related to restricted stock compensation arrangements granted under the Plan which is expected to be recognized over a period of 1.1 years.

7.               EARNINGS PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations:

	2008	2007

Net income (numerator) amounts used for basic and diluted per share computations:	$438,180	$2,620,740

Weighted average shares (denominator) of common stock outstanding:
Basic	3,983,359	4,062,866
Plus dilutive effect of stock options	62,748	178,036
Diluted	4,046,107	4,240,902

Net income per common share:
Basic	$.11	$.65
Diluted	.11	.62

Options to purchase 337,500 shares of common stock at an average of $13.29 per share were outstanding at December 31, 2008 but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.  The options expire in an average of 2.8 years.

Options to purchase 309,250 shares of common stock at an average of $16.01 per share were outstanding at December 31, 2007 but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

8.               LINES OF CREDIT

The Company has a general credit and security agreement with Bremer Bank, N.A.  Borrowings under the Company’s credit agreement with Bremer Bank include a commercial revolving credit line, which provides for maximum advances of $5,000,000 until June 30, 2009 with interest at the prime rate but not less than 4.5% per annum.  The Company had no borrowings under this credit line at December 31, 2008 and December 31, 2007.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of December 31, 2008.

9.               OPERATING LEASES AND COMMITMENTS

Purchase Obligations

In March 2008, the Company entered into a six-year totalizator service agreement with Scientific Games Inc.  Pursuant to the agreement, Scientific Games provides totalizator equipment and computer programs which record and process all wagers and calculate odds and payoffs.  In October 2008, the Company entered into a four-year service agreement to outsource its information technology (IT) function.  Amounts charged to operations under these agreements for the years ended December 31, 2008 and 2007 were approximately $377,000 and $315,000, respectively.  Future obligations under these leases are provided in the contractual obligations table below.

Operating Lease Obligations

The Company has entered into operating leases for rental of office equipment and equipment to print certain publications.  Amounts charged to operations under these agreements for the years ended December 31, 2008 and 2007 were approximately $85,000 and $94,000, respectively.  All such leases expire on or before April 30, 2011.  Future lease payment obligations under these leases are provided in the contractual obligations table below.

CONTRACTUAL OBLIGATIONS TABLE

The following table reflects our contractual obligations as of December 31, 2008:

	Payments Due by Period
Contractual Obligation	TOTAL	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Purchase Obligations (1)	$2,875,200	$637,000	$1,274,000	$910,000	$54,200
Operating Lease Obligations (2)	$160,400	$84,500	$75,900	$0	$0

(1)          Purchase obligations include the IT outsourcing obligation and the totalizator lease obligation. The totalizator lease obligation is dependent on the amount of monies wagered but has a minimum yearly obligation of $325,000.

(2)          Includes operating lease obligations for general office and printing equipment rental.

Since December 31, 2008, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above.   As of December 31, 2008, we had no borrowings pursuant to our line of credit and were not party to capital lease obligations, other significant purchase obligations or other long-term obligations.

10.         CONTINGENCIES

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

The Company is periodically involved in various claims and legal actions arising in the normal course of business.  Management believes that the resolution of any pending claims and legal actions at December 31, 2008 and as of the date of this report will not have a material impact on the consolidated financial statements.

The Company guarantees payment of statutory distributions under a $500,000 bond issued to the Minnesota Racing Commission.

11.         RELATED-PARTY TRANSACTIONS

The Company paid a total of $50,100 in both 2008 and 2007 to the Chair and Vice Chair of the Company in consideration for the services they provided pursuant to consulting agreements.  In addition, another non-employee Board member received $12,000 in 2008 and $12,000 in 2007 for services regarding the Company’s strategic planning matters.

12.         OPERATING SEGMENTS

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

Depreciation, interest expense and income taxes are allocated to the segments but no allocation is made to concessions for shared facilities.  The concessions segment paid approximately 25% of gross revenues on live racing and special event days to the horse racing segment for use of the facilities in 2008 and 2007.

The following tables provide information about the Company’s operating segments (in 000’s):

	Twelve Months Ended December 31, 2008
	Horse Racing	Card Club	Concessions	Total
Net revenues from external customers	$15,830	$24,203	$5,992	$46,025

Intersegment revenues	703		1,745	2,448

Net interest income (expense)	108			108

Depreciation	1,389	591	161	2,141

Segment income before income taxes	(1,401)	2,196	1,112	1,907

Segment Assets	$28,050	$3,346	$8,710	$40,106

	Twelve Months Ended December 31, 2007
	Horse Racing	Card Club	Concessions	Total
Net revenues from external customers	$18,141	$28,619	$6,120	$52,880

Intersegment revenues	733		2,047	2,780

Net interest income (expense)	329			329

Depreciation	1,259	596	144	1,999

Segment income before income taxes	(381)	4,850	1,485	5,954

Segment Assets	$31,431	$3,857	$7,723	$43,011

Included in horse racing segment revenues for the years ended December 31, 2008 and 2007 is approximately $277,000 and $253,000, respectively, for rental of the racing facility for special events and storage.

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	2008	2007
Revenues
Net revenues for reportable segments	$48,473	$55,660
Elimination of intersegment revenues	(2,448)	(2,780)
Total consolidated net revenues	$46,025	$52,880

Income before income taxes
Total segment income before income taxes	$1,907	$5,954
Elimination of intersegment income beforeincome taxes	(1,084)	(1,469)
Total consolidated income beforeincome taxes	$823	$4,485

	December 31, 2008	December 31, 2007
Assets
Total asset for reportable segments	$40,106	$43,011
Elimination of intercompany receivables	(7,862)	(6,905)
Total consolidated assets	$32,244	$36,106

13.   SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

	2008 Quarter Ended:
	March 31	June 30	September 30	December 31

Net revenues	$10,200,063	$13,804,893	$13,236,420	$8,784,031

Operating expenses	9,389,870	13,880,334	13,280,862	8,759,234

Net income (loss)	498,880	(35,419)	(40,795)	15,514

Basic earnings (loss) per share	.12	(.01)	(.01)	.00

Diluted earnings (loss) per share	.12	(.01)	(.01)	.00

	2007 Quarter Ended:
	March 31	June 30	September 30	December 31

Net revenues	$11,468,589	$14,626,023	$15,522,631	$11,262,313

Operating expenses	10,017,588	13,823,606	14,633,716	10,248,408

Net income	892,377	502,993	589,992	635,378

Basic earnings per share	.22	.12	.14	.16

Diluted earnings per share	.21	.12	.14	.15

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

(b)               Management’s annual report on internal control over financial reporting:

The Company’s internal control report is included in this report under Item 8, following the caption “Management’s Report on Company’s Internal Control over Financial Reporting.”  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)            Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended December 31, 2008, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

Not Applicable.

PART III

Item 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Incorporated by Reference.

Information required under Item 402 of Regulation S-K to the extent applicable with respect to the directors will be set forth in a section captioned “Election of Directors” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 4, 2009 (the “2009 Proxy Statement”), a definitive copy of which will be filed with the Commission within 120 days of the close of the 2008 fiscal year, which information is incorporated herein by reference.  Information required under Item 402 of Regulation S-K regarding executive officers is presented under Item 1(c)(x) herein.  Information required under Item 405 regarding Exchange Act Section 16a compliance to the extent required will be set forth in a section titled “Section 16a Beneficial Ownership Reporting Compliance” in the 2009 Proxy statement.

Code of Ethics

The Company has adopted a code of ethics applicable to all employees of and consultants to the Company.  A copy of the Code of Conduct can be obtained free of charge upon written request directed to the Company’s Secretary at the executive offices of the Company.

Item 11.                EXECUTIVE COMPENSATION

Information required under Item 402 of Regulation S-K will be set forth in a section entitled “Executive Compensation and Other Information” in the Company’s 2009 Proxy Statement which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under Item 403 of Regulation S-K will be set forth in a section entitled “Security Ownership of Certain Beneficial Owners” and “Election of Directors” in the Company’s 2009 Proxy Statement which information is incorporated herein by reference.

Item 13.                CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information, if any, required by Item 404 of Regulation S-K will be set forth in a section entitled “Certain Transactions” in the Company’s 2009 Proxy Statement which information is incorporated herein by reference.

Item 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of this Form 10-K and Item 9(e) of Schedule 14A will be set forth in a section entitled “The Company’s Auditors” in the Company’s 2009 Proxy statement which information is incorporated herein by reference.

PART IV

Item 15.                EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a).                         The following Consolidated Financial Statements of Canterbury Park Holding Corporation and subsidiaries are included in Part II, Item 8 pages 29-47:

Management’s Report on Company’s Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007

Notes to Consolidated Financial statements

(b).                   The exhibits listed on the “Exhibits Index” on pages 52 & 53 are filed with this Form 10-K or incorporated by reference in this report.

(c).                    No financial statement schedules are required by Item 8 and Item 15(c) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2009		CANTERBURY PARK HOLDING CORPORATION

	By	/s/ Randall D. Sampson
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

Signature	Title	Date

/s/ Curtis A. Sampson	Chairman of the Board	March 31, 2009
Curtis A. Sampson

/s/ Dale H. Schenian	Director; Vice Chairman	March 31, 2009
Dale H. Schenian

/s/ Randall D. Sampson	Chief Executive Officer, President,	March 31, 2009
Randall D. Sampson	General Manager, Treasurer and Director

/s/ David C. Hansen	Chief Financial Officer*	March 31, 2009
David C. Hansen

/s/ Patrick R. Cruzen	Director	March 31, 2009
Patrick R. Cruzen

/s/ Carin J. Offerman	Director	March 31, 2009
Carin J. Offerman

/s/ Burton F. Dahlberg	Director	March 31, 2009
Burton F. Dahlberg

* Principal Accounting Officer

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

Exhibit Index To

Form 10-K for the Year Ended December 31, 2008

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

Filed as Exhibit 10.10 to the Form 10-KSB for the fiscal year ended December 31, 1998.

10.11	Stock Purchase Savings Plan	Filed as Exhibit 10.11 to Form 10-KSB for the fiscal year ended December 31, 1997 and incorporated herein by reference.

10.13	Stock Option Plan for Non-Employee Consultants and Advisors	Filed as Exhibit 4.3 to the Registration Statement on Form S-8 of the Company filed on August 28, 1997 (File No. 333-34509) and incorporated herein by reference.

21	Subsidiaries of the Registrant	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm	Filed herewith.

24	Power of Attorney	Included in signature page at page 51.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 0f 2002	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

*  Denotes an exhibit that covers management contracts or compensatory plans or arrangements.

The exhibits referred to in this Exhibit will be supplied to a shareholder at a charge of $.25 per page upon written request directed to Canterbury Park Holding Corporation at the executive offices of the Company.