Form 10-Q
period 2009-03-31
CANTERBURY PARK HOLDING CORP
filed 2009-05-15
CIK 926761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☒

The Company had 3,990,352 shares of common stock, $.01 par value, outstanding as of May 13, 2009.

Canterbury Park Holding Corporation

PART 1 - FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2009 AND DECEMBER 31, 2008 (Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$4,667,864	$3,745,731
Restricted cash	1,655,659	1,261,292
Short-term investments	285,135	312,995
Accounts receivable, net of allowance of $10,000 and $10,000	673,644	475,576
Inventory	227,483	213,682
Prepaid expenses	506,811	429,859
Income taxes receivable	151,127	566,436
Deferred income taxes	380,300	286,200
Total current assets	8,548,023	7,291,771

LONG-TERM ASSETS
Deposits	20,000	20,000
Land, buildings and equipment, net of accumulated depreciation of $17,174,813 and $16,616,600, respectively	24,545,679	24,931,900

	$33,113,702	$32,243,671

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,233,253	$1,852,253
Card club accruals	1,795,734	1,689,213
Accrued wages and payroll taxes	789,814	1,189,088
Due to MHBPA	126,666	48,251
Accrued property taxes	645,114	513,816
Payable to horsepersons	156,994	95,217
Total current liabilities	5,747,575	5,387,838

DEFERRED INCOME TAXES	112,200	174,400

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 3,990,352 and 3,938,021, respectively, shares issued and outstanding	39,904	39,380
Additional paid-in capital	15,344,634	15,089,438
Accumulated earnings	11,869,389	11,552,615
Total stockholders’ equity	27,253,927	26,681,433
	$33,113,702	$32,243,671

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

PERIODS ENDED MARCH 31, 2009 AND 2008 (Unaudited)

	Three Months Ended March 31,
	2009	2008
OPERATING REVENUES:
Pari-mutuel	$1,990,366	$2,477,922
Card Club	5,104,228	6,523,056
Concessions	786,332	875,803
Other	345,215	362,185
Total Revenues	8,226,141	10,238,966
Less: Promotional Allowances	(30,965)	(38,903)
Net Revenues	8,195,176	10,200,063

OPERATING EXPENSES:
Purse expense	751,526	1,274,050
Minnesota Breeders’ Fund	154,889	231,851
Other pari-mutuel expenses	344,957	438,408
Salaries and benefits	3,699,390	4,572,023
Cost of sales	478,039	587,943
Depreciation	582,150	505,050
Utilities	255,257	307,067
Advertising and marketing	115,250	181,705
Other operating expenses	1,235,231	1,291,773
	7,616,689	9,389,870
NONOPERATING REVENUES (EXPENSES):
Interest (expense) income	(1,454)	967
Other, net	1,741	45,820
	287	46,787

INCOME BEFORE INCOME TAX EXPENSE	578,774	856,980

INCOME TAX EXPENSE (Note 1)	(262,000)	(358,100)

NET INCOME	$316,774	$498,880

BASIC NET INCOME PER COMMON SHARE (Note 1)	$.08	$.12

DILUTED NET INCOME PER COMMON SHARE (Note 1)	$.08	$.12

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

PERIODS ENDED MARCH 31, 2009 AND 2008 (Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating Activities:
Net Income	$316,774	$498,880
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	582,150	505,050
Stock-based compensation expense	31,234	50,203
Excess tax benefit from exercise of stock options		(4,261)
Loss on sale of property and equipment		2,008
Decrease in deferred income taxes	(153,309)	(114,103)
Increase in restricted cash	(394,367)	(276,367)
(Increase) decrease in accounts receivable	(191,854)	36,343
(Increase) decrease in other current assets	(96,967)	98,869
Decrease in income taxes receivable	415,309	177,203
Decrease in accounts payable and accrued wages and payroll taxes	(25,878)	(298,024)
Increase (decrease) in card club accruals	106,521	(13,195)
Increase in accrued property taxes	131,298	123,708
Increase in payable to horsepersons	61,777	141,124
Increase in due to MHBPA	78,415	52,971
Net cash provided by operations	861,103	980,409

Investing Activities:
Additions to buildings and equipment	(188,325)	(483,355)
Proceeds from sale of equipment		3,500
Decrease (increase) in short-term investments	27,860	(1,472)
Net cash used in investing activities	(160,465)	(481,327)

Financing Activities
Proceeds from issuance of common stock	221,495	56,000
Common stock repurchases		(50,783)
Excess tax benefit from exercise of stock options		4,261
Net cash provided by financing activities	221,495	9,478

Net increase in cash	922,133	508,560

Cash at beginning of period	3,745,731	7,050,389

Cash at end of period	$4,667,864	$7,558,949

Supplemental disclosure of noncash investing activities:
Additions to buildings and equipment funded through accounts payable	$39,333	$270,100

Supplemental disclosure of noncash financing activities:
Common stock repurchases funded through accounts payable		$18,227

Proceeds from issuance of common stock funded through shares swapped	$15,880	$20,000

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds		$295,000

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED MARCH 31, 2009 AND 2008 (Unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — Canterbury Park Holding Corporation (the “Company”) was incorporated under the laws of Minnesota and acquired land and buildings to conduct pari-mutuel horse racing operations (the “Racetrack”) in March 1994.  The Racetrack is located in Shakopee, Minnesota, approximately 25 miles southwest of downtown Minneapolis.  In May 1994, we commenced year-round horse racing simulcast operations and hosted the first annual live race meet during the summer of 1995.  Our live racing operations are a seasonal business as we host live race meets each year from May until August.  We earn additional pari-mutuel revenue by televising our live racing to out-of-state Racetracks around the country.  We also derive revenues from related services and activities, such as advertising, admissions, parking and publication sales and from other entertainment events and activities held at the Racetrack.  In April 2000, we opened Canterbury Park’s Card Club (the “Card Club”).  The Card Club operates 24 hours a day, seven days a week and is limited by Minnesota State law to a maximum of 50 tables.  The Card Club currently offers 34 tables of Poker Games and 16 tables of Casino Games.  Our three largest sources of revenues, Card Club operations, pari-mutuel operations and concessions sales, generate cash revenues.

Presentation — The Condensed Consolidated Statement of Operations from the prior-period has been conformed to the 2009 presentation.  This presentation change had no effect on net income or earnings per share.

Unaudited Financial Statements - The condensed consolidated balance sheet as of March 31, 2009, the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008, and the related information contained in these notes have been prepared by management without audit.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position and results of operations for such periods have been made.  Results for an interim period should not be considered as indicative of results for a full year.

The summary of significant accounting policies is included in the notes to consolidated financial statements in the 2008 Annual Report on Form 10-K.

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

Estimates - The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

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

Net Income Per Share - Basic net income per common share is based on the weighted average number of common shares outstanding during each period.  The weighted average number of common shares outstanding for the three-month periods ended March 31, 2009 and March 31, 2008 were 3,947,930 and 4,066,403, respectively.  Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding.  The Company’s potential common shares outstanding are stock options and shares of unvested (“restricted”) stock.  After considering the dilutive effect of stock options and restricted stock outstanding, the weighted average shares used to calculate diluted earnings per share for the three month periods ended March 31, 2009 and March 31, 2008 were 3,952,602 and 4,159,925, respectively.

Fair Values of Financial Instruments — Due to the current classification of all financial instruments of the Company and given the short-term nature of the related account balances, carrying amounts reported in the condensed consolidated balance sheets approximate fair value.

Recently Adopted Accounting Pronouncements — In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(revised) Business Combinations.  Statement No. 141(R) applies to all business combinations. Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date.  The adoption of FASB 141(R) during the first quarter of 2009 had no impact on our financial position or results of operation.

New Accounting Pronouncements — In April 2009, the FASB issued FSP FAS 157-4, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of market activity for an asset or liability have significantly decreased.  FSP FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of market activity for the asset or liability, fair value still represents the exit price in an orderly transaction between market participants.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the implementation of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, which changes the method for determining whether an other-than-temporary impairment exists for debt securities, and also requires additional disclosures regarding other-than-temporary impairments.  FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the implementation of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

2.               STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted FASB Statement No.123(R), Share Based Payment (“SFAS 123R”), applying the modified prospective transition method.  We recognized $31,234 and $50,203 in stock-based compensation expense in salaries and benefits expense line item on the condensed consolidated statements of operations during the three-months ended March 31, 2009 and 2008, respectively.

Our annual grant of stock-based compensation generally takes place during the first quarter of each fiscal year.  Each non-employee member of the Board of Directors receives an annual recurring grant of 3,000 non-qualified stock options on the first business day in February.  On February 2, 2009, 15,000 options were granted to the five non-employee board members with an exercise price equal to the market price on the date of grant of $6.66.  The stock options vest over a six-month period and expire in ten years.  The compensation cost associated with this grant of Board of Director options is $18,900 to be recognized as expense over the six-month vesting period.  On February 1, 2008, 15,000 options were granted to the five non-employee board members with an exercise price equal to the market price on the date of grant of $11.35.

The number of shares granted and the weighted average fair value per share during the periods presented were:

Three Months Ended
	March 31, 2009		March 31, 2008
		Weighted		Weighted
		Average		Average
		Fair Value		Fair Value
	Grant	Per Share	Grant	Per Share

Stock options	15,000	$1.26	15,000	$1.98

Total shares	15,000		15,000

The fair value of stock options granted under the Company’s 1994 Stock Plan during the first three months of 2009 and 2008 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2009	2008
Dividend yield	3.75%	2.20%
Weighted-average volatility	26%	15%
Risk-free interest rate	2.76%	3.62%
Expected term of stock options in years	7.4	7.3
Fair value of stock options on grant date	$18,900	$29,700

A summary of stock option activity as of March 31, 2009 and changes during the three months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Grant Date
Stock Options	Shares	Price	Term	Fair Value

Outstanding at January 1, 2009	470,000	$11.12

Granted	15,000	6.66
Exercised	(55,000)	4.32
Expired/Forfeited	(81,000)	16.04

Outstanding at March 31, 2009	349,000	$10.86	3.2 Years	$3,790,630

Exercisable at March 31, 2009	330,250	$11.01	2.9 Years	$3,636,168

Employee Stock Ownership Plan — During the first quarter of 2008, the Company contributed 10,000 shares of common stock to the Employee Stock Ownership Plan (“ESOP”).  This contribution of $110,000 was a noncash transaction in which shares were issued and were allocated to the accounts of eligible employees based upon their 2007 compensation during the first quarter of 2008.  On October 24, 2008, the Company announced it had suspended its ESOP contribution for fiscal 2008.  As of the date of this filing, the Company has taken no further action regarding possible re-introduction of the contribution.

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

Assets and liabilities measured at fair value on a recurring basis for March 31, 2009 and December 31, 2008 are summarized below:

	Fair Value Measurements as of March 31, 2009
Description	Total	Level 1	Level 2	Level 3

Short-term investments (Certificates of Deposit)	$285,135	$285,135	$—	$—

Total	$285,135	$285,135	$—	$—

	Fair Value Measurements as of December 31, 2008
Description	Total	Level 1	Level 2	Level 3

Short-term investments (Certificates of Deposit)	$312,995	$312,995	$—	$—

Total	$312,995	$312,995	$—	$—

4.               BORROWINGS UNDER CREDIT AGREEMENT

Borrowings under the Company’s credit agreement with Bremer Bank include a commercial revolving credit line, which provides for maximum advances of $5,000,000 until June 30, 2009 with interest at the prime rate but not less than 4.5% per annum.  The Company had no borrowings under this credit line at March 31, 2009 and December 31, 2008.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of March 31, 2009.  Management believes that funds available under this line of credit, along with funds generated from card club and simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2009.

5.               OPERATING SEGMENTS

During the first three months of 2009 and 2008, the Company had three reportable operating segments:  horse racing, card club, and concessions.  The horse racing segment primarily represents simulcast and live horse racing operations.  The card club segment primarily represents operations of Canterbury Park’s Card Club, and the concessions segment primarily represents concessions provided during simulcast and live racing, in the card club, and during special events.  The Company’s reportable operating segments are strategic business units that offer different products and services.  They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services.  The Minnesota Racing Commission regulates the horse racing and card club segments.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the 2008 Annual Report on Form 10-K.

Depreciation, interest expense and income taxes are allocated to the segments but no allocation is made to concessions for shared facilities.  However, the concessions segment pays approximately 25% of gross revenues earned on live racing and special event days to the horse racing segment for use of the facilities.

The following tables provide information about the Company’s operating segments (in 000’s):

	Three Months Ended March 31, 2009
	Horse Racing	Card Club	Concessions	Total

Net revenues from external customers	$2,303	$5,104	$788	$8,195

Intersegment revenues	90		335	425

Net interest income

Depreciation	377	162	43	582

Segment income before income taxes	88	552	24	664

Segment Assets	$29,047	$3,270	$8,777	$41,094

	Three Months Ended March 31, 2008
	Horse Racing	Card Club	Concessions	Total

Net revenues from external customers	$3,066	$6,253	$881	$10,200

Intersegment revenues	91		433	524

Net interest income	47			47

Depreciation	323	140	42	505

Segment income before income taxes	215	608	90	913

At December 31, 2008

Segment Assets	$28,050	$3,346	$8,710	$40,106

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Three Months Ended March 31,
	2009	2008
Revenues
Total net revenue for reportable segments	$8,620	$10,724
Elimination of intersegment revenues	(425)	(524)
Total consolidated net revenues	$8,195	$10,200

Income before income taxes
Total segment income before income taxes	$664	$913
Elimination of intersegment income before income taxes	(85)	(56)
Total consolidated income before income taxes	$579	$857

	March 31,	December 31,
	2009	2008
Assets
Total assets for reportable segments	$41,094	$40,106
Elimination of intercompany receivables	(7,980)	(7,862)
Total consolidated assets	$33,114	$32,244

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

The Company is periodically involved in various legal actions arising in the normal course of business.  At March 31, 2009, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

ITEM 2:          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Canterbury Park Holding Corporation, our operations and our present business environment.  This MD&A is provided as a supplement to — and should be read in conjunction with — our condensed consolidated financial statements and the accompanying notes to the financial statements (the “Notes”).

Overview:

Canterbury Park Holding Corporation (the “Company”) owns and operates the Canterbury Park Racetrack and Card Club in Shakopee, Minnesota (the “Racetrack”).  The primary businesses of the Company are simulcast and live pari-mutuel horse racing, hosting unbanked card games, and food and beverage operations.

The Racetrack is the only pari-mutuel thoroughbred and quarter horse racing facility in the State of Minnesota.  The Racetrack earns revenues from pari-mutuel take-out on races simulcast year-round to Canterbury Park from racetracks throughout the country and from live race meets featuring thoroughbred and quarter horse racing.  Live race meets commence in the month of May and conclude in August.  During live race meets, the Company televises its races to out-of-state racetracks around the country, and earns additional pari-mutuel revenue on wagers placed on races at the out-of-state racetracks.

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

Operations Review for the Three Months Ended March 31, 2009 and March 31, 2008:

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA, a non-GAAP measure, for the periods ended March 31, 2009 and 2008:

	March 31, 2009	March 31, 2008
Net income	$316,774	$498,880
Interest income, net of interest expense	(287)	(46,787)
Income tax expense	262,000	358,100
Depreciation	582,150	505,050
EBITDA	$1,160,637	$1,315,243

EBITDA represents earnings before interest income, income tax expense, and depreciation and amortization.  EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles (“GAAP”), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance, or cash flows from operating activities as a measure of liquidity.  EBITDA has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry.  Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do.

EBITDA as a percentage of net revenues was 14.2% for the first quarter ended March 31, 2009 compared to 12.9% for the first quarter ended March 31, 2008.  The increase is attributable to cost control initiatives that the Company put in place during fiscal 2008.  The Company believes that these cost saving initiatives will continue to have a positive effect on future EBITDA in addition to the initial savings that were obtained.

Total net revenues decreased $2,004,887, or 19.7%, during the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  The decrease is due primarily to decreases in pari-mutuel and card club revenues.

Pari-mutuel revenue decreased $487,556, or 19.7%, in the three-month period ended March 31, 2009 compared to the same period in 2008.  Total handle was approximately $9.1 million, or 23.2%, lower than total handle of $11.9 million during the same quarter a year ago.  The decrease is primarily attributable to an economic downturn that has adversely impacted discretionary spending on entertainment.  This economic downturn that began in 2008 has continued to erode revenues throughout the first quarter of 2009.  In addition, the Company now faces direct pari-mutuel competition from Running Aces Harness Park (“Running Aces”), a harness track that opened in Anoka County in April 2008.  See the “Summary of Pari-Mutuel Data” below.

	Three Months Ended March 31,
Summary of Pari-Mutuel Data:	2009	2008

Simulcast racing days	90	91

On-track simulcast handle	$9,123,000	$11,881,000

Average daily handle	$101,000	$131,000

Total Card Club revenue decreased 21.8%, or $1,418,828, for the first three months of 2009 compared to the same period in 2008.  The primary source of Card Club revenue is a percentage of the wagers received from the players as compensation for providing the Card Club facility and services, referred to as the “collection revenue”.  Other revenue includes fees collected for the administration of tournaments, and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds.  Poker collection revenue fell $1,277,964, or 28.7%, compared to the first quarter of 2008.  In addition, Casino Games collection revenue dropped $282,581, or 15.1%, compared to the first three months of 2008.  The decrease is primarily attributable to an economic downturn that has adversely impacted discretionary spending on entertainment.  This economic downturn that began in 2008 has continued to erode revenues throughout the first quarter of 2009.  In addition, the Company now faces direct card room competition from Running Aces.  The Company believes patronage at Running Aces card room has had a material adverse effect on the Company’s card room revenue.  Total Card Club revenues represented 62.3% and 64.0% of net revenues for the three-month periods ended March 31, 2009 and 2008, respectively.

See the “Summary of Card Club Data” below.

	Three Months Ended March 31,
Summary of Card Club Data:	2009	2008

Poker Games	$3,177,000	$4,455,000
Casino Games	1,594,000	1,877,000
Total Collection Revenue	4,771,000	6,332,000

Other Revenue	333,000	191,000
Total Card Club Revenue	$5,104,000	$6,523,000

Number of Days Offered	90	91
Average Revenue per Day	$57,000	$72,000

Concession revenues decreased 10.2%, or $89,471, for the quarter ended March 31, 2009 compared to the first quarter of 2008.  The decrease is primarily attributable to the decrease in card room patronage and related concession sales.

Total operating expenses in the first quarter of 2009 decreased by $1,773,181, or 18.9%, compared to the three-month period ended March 31, 2008.  However, total operating expenses as a percentage of net revenues remained relatively unchanged at 92.9% for the first three months of 2009, compared to 92.1% for the same period in 2008.  While variable expenses did decrease with the reductions in revenues, fixed expenses increase as a percentage of revenues as revenues decrease.

Total expense for statutory purses and the Minnesota Breeders’ Fund decreased 39.8% to approximately $906,000 for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008.  The decrease was due primarily to a reduction in Card Club purse and breeders’ fund expenses due to lower Card Club collection revenues in the first quarter of 2009 compared to the first quarter of 2008.  Additionally, beginning in July of 2008, the Company reverted to the statutory purse rate of 10% on the first $6 million of gross Card Club revenues and 14% thereafter as being set aside as purse monies.

The following table provides additional information regarding purse and Breeders’ Fund Expense:

	Purse Expense		Minnesota Breeders’ Fund Expense
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008

Card Club	$459,381	$880,612	$51,042	$97,846

Simulcast Racing	292,145	393,438	103,847	134,005

Total	$751,526	$1,274,050	$154,889	$231,851

Salary and benefit costs decreased by $872,633, or 19.1%, compared to the first quarter of 2008 primarily as a result of the savings related to the reduction-in-force that occurred in October of 2008.  Advertising and marketing costs decreased by $66,455, or 36.6%, compared to the first quarter of 2008 primarily as a result of lower advertising agency and related fees compared to the prior year.

Income before income taxes decreased $278,206, or 32.5%, to $578,774 for the three months ended March 31, 2009, from $856,980 for the three months ended March 31, 2008.  Income tax expense was $262,000 and $358,100 for the first quarters of 2009 and 2008, respectively, resulting in net income of $316,774 and $498,880, respectively.

Contingencies:

There have been no material changes in our contingencies since those reported at December 31, 2008.

Liquidity and Capital Resources:

Cash provided by operating activities for the three months ended March 31, 2009 was $861,103 and resulted principally from net income of $316,774, depreciation of $582,150, and a decrease in income taxes receivable of $415,309.  These items were partially offset by an increase in restricted cash of $394,367 due primarily to an increase in the player pool of $248,176.  Cash provided by operating activities for the three months ended March 31, 2008 was $980,409 and resulted principally from net income of $498,880 and depreciation of $505,050.  These items were partially offset by a decrease in accounts payable and accrued wages and payroll taxes of $298,024 due primarily to an additional $270,100 of fixed asset additions being funded through accounts payable.  Pursuant to an agreement with the Minnesota Horsemen’s Benevolent and Protective Association (MHBPA), during the three months ended March 31, 2009 and 2008, the Company transferred into a trust account for these purposes or paid directly to the MHBPA approximately $600,000 and $1,025,000, respectively.

Net cash used in investing activities for the first quarter of 2009 of $160,465 was used primarily on equipment for backside operations.  Net cash used in investing activities for the first quarter of 2008 of $481,327 was used primarily for upgrades to the grandstand building.

Net cash provided by financing activities during the first three months of 2009 consisted solely of proceeds received upon the exercise of stock options of $221,495.  Net cash provided by financing activities during the first three months of 2008 consisted primarily of proceeds received upon the exercise of stock options of $56,000 offset by stock repurchases of $50,783.

The Company has a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $5,000,000 until June 30, 2009 with interest at the prime rate but not less than 4.5% per annum.  The Company had no borrowings under the line of credit at March 31, 2009 or December 31, 2008.  The credit agreement contains covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements at all times throughout the quarter ended March 31, 2009.

Unrestricted cash balances at March 31, 2009 were $4,394,829 compared to $3,745,731 at December 31, 2008.  The Company believes that funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2009 for regular operations.

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

Our significant accounting policies are included in Note 1 to our consolidated financial statements in our 2008 Annual Report on Form 10-K. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Land, Buildings and Equipment - We have significant capital invested in our property and equipment, which represents approximately 74.1% of our total assets. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired. Our property and equipment is evaluated for impairment whenever circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value and is charged to operations in the period in which such impairment is determined by management. We do not believe that any impairment has occurred or is likely to occur in the near future.

Regulation - Our business can be materially impacted both positively and negatively by legislative and regulatory changes, such as those described below.  Significant negative changes resulting from these activities could result in an impairment of our property and equipment in accordance with generally accepted accounting standards. Additional information regarding how our business can be impacted by legislative and regulatory changes are included in Item 1 (vi), and Item 1 (vii), respectively, in our 2008 Annual Report on Form 10-K.

Commitments and Contractual Obligations:

There have been no material changes in our outstanding commitments and contractual obligations since those reported at December 31, 2008.

Legislation:

The Company has not proposed or supported any legislation during the 2009 biannual session of the Minnesota Legislature to pursue our Racino proposal that has been discussed in our previous flings with the SEC, mainly because a majority of those serving in the Minnesota Legislature are considered unlikely to favorably entertain our Racino proposal.  Based on the success of several Racinos in other states, we continue to believe that if a Racino was authorized at the Racetrack, it would enhance horseracing with increased purses, provide growth and development opportunities for the Company, and provide significant new tax revenues for state and local governments.

In April 2008, the Minnesota Legislature passed a bill allowing pari-mutuel simulcast wagering on all breeds at Running Aces.  In anticipation of the passing of this legislation, the Company entered into a revenue sharing agreement with Running Aces.  This agreement will benefit the respective horsemen’s associations by requiring the Company and Running Aces to make purse set aside contributions and Breeders Fund contributions as required by law.  Additionally, under the terms of the agreement, the Company will pay Running Aces a portion of net revenues for simulcast wagers taken on harness racing, and Running Aces will pay the Company a portion of net revenues for simulcast wagers taken on thoroughbred racing.

Forward-Looking Statements:

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future financial performance, business activities or plans which are typically preceded by the words “believes,” “expects,” “anticipates,” “intends” or similar expressions.  For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws.  Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could cause actual performance, activities or plans to differ significantly from those indicated in the forward-looking statements.  Such risks and uncertainties include, but are not limited to: fluctuations in attendance at the Racetrack, material changes in the level of wagering by patrons, decline in interest in the unbanked card games offered at the Card Club, legislative and regulatory changes, the impact of wagering products and technologies introduced by competitors; increases in the percentage of revenues allocated for purse fund payments; increase in compensation and employee benefit costs; the general health of the gaming sector; higher than expected expense related to new marketing initiatives; and other factors discussed under Item 1A in our Report on Form 10-K for the year ended December 31, 2008 and in the Company’s other filings with the Securities and Exchange Commission.

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

(b)                                Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended March 31, 2009 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                                                           Legal Proceedings

Not Applicable.

Item 1A.                                                 Risk Factors

There have been no material changes to the Risk Factors since those reported in the Form 10-K for the year ended December 31, 2008.

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds

(a)          Not Applicable.

(b)         Not Applicable.

(c)          On January 16, 2008, the Company announced that its Board of Directors had authorized a program to repurchase up to an additional 250,000 shares of the Company’s common stock.  During the first quarter of 2009, the Company did not repurchase any shares of common stock.  As of March 31, 2009, there are 33,457 shares at maximum that the Company may buy back as a result of this repurchase program.

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

Item 5.                                                           Other Information

Not Applicable.

Item 6.                                                           Exhibits

(a)          The following exhibits are included herein:

11                                    Statement re computation of per share earnings — See Net Income Per Share under Note 1 of Notes to Condensed Consolidated Financial Statements under Part 1, Item 1, which is incorporated herein by reference.

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

Canterbury Park Holding Corporation

Dated: May 15, 2009	/s/ Randall D. Sampson
Randall D. Sampson,
President, and Chief Executive Officer

Dated: May 15, 2009	/s/ David C. Hansen
David C. Hansen,
Vice President, and Chief Financial Officer