Form 10-Q
period 2009-06-30
CANTERBURY PARK HOLDING CORP
filed 2009-08-14
CIK 926761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009.

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

The Company had 3,994,352 shares of common stock, $.01 par value, outstanding as of August 14, 2009.

Canterbury Park Holding Corporation

PART 1 - FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2009 AND DECEMBER 31, 2008 (Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$5,774,943	$3,745,731
Restricted cash	3,105,709	1,261,292
Short-term investments	313,139	312,995
Accounts receivable, net of allowance of $10,000 and $10,000	928,709	475,576
Inventory	342,256	213,682
Prepaid expenses	666,796	429,859
Income taxes receivable	170,673	566,436
Deferred income taxes	411,100	286,200
Total current assets	11,713,325	7,291,771

LONG-TERM ASSETS
Deposits	20,000	20,000
Land, buildings and equipment, net of accumulated depreciation of $17,631,139 and $16,616,000, respectively	24,516,320	24,931,900
	$36,249,645	$32,243,671
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,144,458	$1,852,253
Card club accruals	1,758,427	1,689,213
Accrued wages and payroll taxes	1,398,334	1,189,088
Due to MHBPA	154,736	48,251
Accrued property taxes	522,210	513,816
Payable to horsepersons	79,930	95,217
Total current liabilities	9,058,095	5,387,838

DEFERRED INCOME TAXES	47,700	174,400

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 3,994,352 and 3,938,021, respectively, shares issued and outstanding	39,944	39,380
Additional paid-in capital	15,407,616	15,089,438
Accumulated earnings	11,696,290	11,552,615
Total stockholders’ equity	27,143,850	26,681,433
	$36,249,645	$32,243,671

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

PERIODS ENDED JUNE 30, 2009 AND 2008 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
OPERATING REVENUES:
Pari-mutuel	$3,493,672	$4,291,946	$5,484,038	$6,769,868
Card Club	5,110,371	6,647,122	10,214,599	13,170,178
Concessions	1,688,373	2,059,254	2,474,705	2,935,057
Other	919,858	879,249	1,265,073	1,241,434
Total Revenues	11,212,274	13,877,571	19,438,415	24,116,537
Less: Promotional Allowances	(52,020)	(72,678)	(82,985)	(111,581)
Net Revenues	11,160,254	13,804,893	19,355,430	24,004,956

OPERATING EXPENSES:
Purse expense	1,808,177	2,370,658	2,559,703	3,644,708
Minnesota Breeders’ Fund	239,993	310,744	394,882	542,595
Other pari-mutuel expenses	488,896	576,179	833,853	1,014,587
Salaries and benefits	4,775,900	5,809,601	8,475,290	10,381,624
Cost of sales	900,121	1,089,176	1,378,160	1,677,119
Depreciation	496,140	507,663	1,078,290	1,012,713
Utilities	262,335	389,186	517,592	696,253
Advertising and marketing	547,825	631,109	663,075	812,814
Other	1,935,584	2,196,018	3,170,815	3,487,791
	11,454,971	13,880,334	19,071,660	23,270,204
NONOPERATING (EXPENSES) REVENUES:
Interest expense	(2,981)	(3,331)	(4,435)	(2,364)
Other, net	10,499	38,855	12,240	84,675
	7,518	35,524	7,805	82,311

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(287,199)	(39,917)	291,575	817,063

INCOME TAX BENEFIT (EXPENSE) (Note 1)	114,100	4,498	(147,900)	(353,602)

NET (LOSS) INCOME	$(173,099)	$(35,419)	$143,675	$463,461

BASIC NET (LOSS) INCOME PER COMMON SHARE (Note 1)	$(.04)	$(.01)	$.04	$.11

DILUTED NET (LOSS) INCOME PER COMMON SHARE (Note 1)	$(.04)	$(.01)	$.04	$.11

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

PERIODS ENDED JUNE 30, 2009 AND 2008 (Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating Activities:
Net Income	$143,675	$463,461
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,078,290	1,012,713
Stock-based compensation expense	69,511	74,696
Excess tax benefit from exercise of stock options		(17,530)
Loss on sale of property and equipment		1,968
Decrease in deferred income taxes	(247,864)	(135,974)
Increase in restricted cash	(1,844,417)	(2,507,927)
Increase in accounts receivable	(453,133)	(271,276)
Increase in other current assets	(365,511)	(252,635)
Decrease (increase) in income taxes receivable	395,763	(285,426)
Increase in accounts payable and accrued wages and payroll taxes	3,463,967	3,819,295
Increase (decrease) in card club accruals	69,214	(4,565)
Increase in accrued property taxes	8,394	2,734
(Decrease) increase in payable to horsepersons	(15,287)	74,351
Increase in due to MHBPA	106,485	38,727
Net cash provided by operations	2,409,087	2,012,612

Investing Activities:
Additions to buildings and equipment	(625,226)	(1,307,296)
Proceeds from sale of equipment		3,540
(Increase) Decrease in short-term investments	(144)	24,581
Net cash used in investing activities	(625,370)	(1,279,175)

Financing Activities
Proceeds from issuance of common stock	245,495	120,125
Common stock repurchases		(979,608)
Excess tax benefit from exercise of stock options		17,530
Net cash provided by (used in) financing activities	245,495	(841,953)

Net increase (decrease) in cash	2,029,212	(108,516)

Cash at beginning of period	3,745,731	7,050,389

Cash at end of period	$5,774,943	$6,941,873

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds		$775,000
Dividend declared		$1,007,173

Non-cash investing and financing activities:
Additions to buildings and equipment funded through accounts payable	$69,213	$223,622
Common stock repurchases funded through accounts payable		$104,240
Proceeds from issuance of common stock funded through shares swapped	$15,880	$20,000

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED JUNE 30, 2009 AND 2008 (Unaudited)

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of Canterbury Park Holding Corporation as of June 30, 2009 and December 31, 2008; the results of its operations for the three and six months ended June 30, 2009 and 2008; and its cash flows for the six months ended June 30, 2009 and 2008. All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after June 30, 2009 up to August 14, 2009, which is the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  Results for an interim period should not be considered as indicative of results for a full year.

The summary of significant accounting policies is included in the notes to consolidated financial statements in the 2008 Annual Report on Form 10-K.

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — Canterbury Park Holding Corporation (the “Company”) was incorporated under the laws of Minnesota and acquired land and buildings to conduct pari-mutuel horse racing operations (the “Racetrack”) in March 1994.  The Racetrack is located in Shakopee, Minnesota, approximately 25 miles southwest of downtown Minneapolis.  In May 1994, we commenced year-round horse racing simulcast operations and hosted the first annual live race meet during the summer of 1995.  Our live racing operations are a seasonal business as we host live race meets each year from May until August.  We earn additional pari-mutuel revenue by televising our live racing to out-of-state Racetracks around the country.  We also derive revenues from related services and activities, such as advertising, admissions, parking and publication sales and from other entertainment events and activities held at the Racetrack.  In April 2000, we opened Canterbury Park’s Card Club (the “Card Club”).  The Card Club operates 24 hours a day, seven days a week and is limited by Minnesota State law to a maximum of 50 tables.  The Card Club currently offers 31 tables of Poker Games and 19 tables of Casino Games.  Our three largest sources of revenues, Card Club operations, pari-mutuel operations and concessions sales, generate cash revenues.

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

Net (Loss) Income Per Share - Basic net (loss) income per common share is based on the weighted average number of common shares outstanding during each period.  The weighted average number of common shares outstanding for the three and six-month periods ended June 30, 2009 were 3,956,583 and 3,952,280, respectively.  The weighted average number of common shares outstanding for the three and six-month periods ended June 30, 2008 were 4,019,196 and 4,042,800, respectively.  Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding.  The Company’s potential common shares outstanding are stock options and shares of unvested (“restricted”) stock.  After considering the dilutive effect of stock options outstanding, the weighted average shares used to calculate diluted earnings per share for the three and six-month periods ended June 30, 2009 were 3,956,583 and 3,962,297, respectively.  74 weighted average shares were considered anti-dilutive and excluded from the computation of common equivalent shares for the three months ended June 30, 2009, as the Company reported a net loss for that period.  The weighted average shares used to calculate diluted earnings per share for the three and six-month periods ended June 30, 2008 were 4,019,196 and 4,126,852, respectively.  66,689 weighted average shares were considered anti-dilutive and excluded from the computation of common equivalent shares for the three months ended June 30, 2008, as the Company reported a net loss for that period.

Fair Values of Financial Instruments — Due to the current classification of all financial instruments of the Company and given the short-term nature of the related account balances, carrying amounts reported in the condensed consolidated balance sheets approximate fair value.

Recently Adopted Accounting Pronouncements — In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(revised) Business Combinations.  Statement No. 141(R) applies to all business combinations. Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date.  The adoption of FASB 141(R) during the first half of 2009 had no impact on our financial position or results of operation.

In April 2009, the FASB issued FSP FAS 157-4, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of market activity for an asset or liability have significantly decreased.  FSP FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of market activity for the asset or liability, fair value still represents the exit price in an orderly transaction between market participants.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP FAS 157-4 during the second quarter of 2009 had no impact on our financial position or results of operation.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, which changes the method for determining whether an other-than-temporary impairment exists for debt securities, and also requires additional disclosures regarding other-than-temporary impairments.  FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP FAS 115-2 and FAS 124-2 during the second quarter of 2009 had no impact on our financial position or results of operation.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occur after the balance sheet date. The adoption of SFAS No. 165 during the second quarter of 2009 had no impact on our financial position or results of operation.

2.               STOCK BASED COMPENSATION

Using the modified prospective transition method, we recognized $69,511 and $74,696 in stock-based compensation expense in salaries and benefits expense line item on the consolidated statements of operations during the six-months ended June 30, 2009 and 2008, respectively.

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

In addition, on April 23, 2009, 100,000 options were granted to employees with an exercise price equal to the market price on the date of grant of $6.00.  The stock options vest over a 42-month period and expire in ten years.  The compensation cost associated with this grant of employee options is $92,555 to be recognized as expense over the 42-month vesting period.

The number of shares granted and the weighted average fair value per share during the periods presented were:

	Six Months Ended
	June 30, 2009		June 30, 2008
		Weighted		Weighted
		Average		Average
		Fair Value		Fair Value
	Grant	Per Share	Grant	Per Share

Board stock options	15,000	$1.26	15,000	$1.98
Employee stock options	100,000	$1.07

Total shares	115,000		15,000

The fair value of stock options granted under the Plan during first six months of 2009 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2009	2008
Dividend yield	4.12%	2.20%
Weighted-average volatility	26%	15%
Risk-free interest rate	2.93%	3.62%
Expected term of stock options in years	6.3	7.3
Fair value of stock options on grant date	$111,455	$29,700

A summary of stock option activity as of June 30, 2009 and changes during the six months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Grant Date
Stock Options	Shares	Price	Term	Fair Value

Outstanding at January 1, 2009	470,000	$11.12

Granted	115,000	$6.09
Exercised	(59,000)	$4.43
Expired/Forfeited	(85,000)	$15.57

Outstanding at June 30, 2009	441,000	$9.85	4.6 Years	$4,342,630

Exercisable at June 30, 2009	322,250	$11.13	2.7 Years	$3,588,168

A summary of stock option activity as of June 30, 2008 and changes during the six months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Grant Date
Stock Options	Shares	Price	Term	Fair Value

Outstanding at January 1, 2008	605,900	$11.00

Granted	15,000	$11.35
Exercised	(45,000)	$3.11
Expired	(77,000)	$15.55

Outstanding at June 30, 2008	498,900	$11.03	2.7 Years	$5,501,493

Exercisable at June 30, 2008	476,400	$10.96	2.4 Years	$5,222,118

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

Assets and liabilities measured at fair value on a recurring basis for June 30, 2009 and December 31, 2008 are summarized below:

	Fair Value Measurements as of June 30, 2009
Description	Total	Level 1	Level 2	Level 3

Short-term investments (Certificates of Deposit)	$313,139	$313,139	$—	$—

Total	$313,139	$313,139	$—	$—

	Fair Value Measurements as of December 31, 2008
Description	Total	Level 1	Level 2	Level 3

Short-term investments (Certificates of Deposit)	$312,995	$312,995	$—	$—

Total	$312,995	$312,995	$—	$—

4.               GENERAL CREDIT AGREEMENT

Borrowings under the Company’s credit agreement with Bremer Bank include a commercial revolving credit line, which provides for maximum advances of $5,000,000.  This agreement was set to expire on June 30, 2009 with interest at the prime rate but not less than 4.5% per annum.  On June 29, 2009, the Company signed an extension with Bremer Bank extending the expiration date to September 30, 2009.  The Company had no borrowings under this credit line at June 30, 2009 and December 31, 2008.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of June 30, 2009.  Management believes that funds available under this line of credit, along with funds generated from card club and simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2009.

5.     OPERATING SEGMENTS

During the first six months of 2009 and 2008, the Company had three reportable operating segments:  horse racing, card club, and concessions.  The horse racing segment primarily represents simulcast and live horse racing operations.  The card club segment primarily represents operations of Canterbury Park’s Card Club, and the concessions segment primarily represents food and beverage operations provided during simulcast and live racing, in the card club, and during special events.  The Company’s reportable operating segments are strategic business units that offer different products and services.  They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services.  The Minnesota Racing Commission regulates the horse racing and card club segments.

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

The following tables provide information about the Company’s operating segments (in 000’s):

	Six Months Ended June 30, 2009
	Horse Racing	Card Club	Concessions	Total

Net revenues from external customers	$6,662	$10,215	$2,478	$19,355

Intersegment revenues	304		686	990

Net interest income	8			8

Depreciation	675	322	81	1,078

Segment income before income taxes	(810)	1,252	252	694

Segment Assets	$32,169	$3,156	$9,378	$44,703

	Six Months Ended June 30, 2008
	Horse Racing	Card Club	Concessions	Total

Net revenues from external customers	$7,887	$13,170	$2,948	$24,005

Intersegment revenues	357		883	1,240

Net interest income	82			82

Depreciation	658	271	84	1,013

Segment income before income taxes	(857)	1,629	487	1,259

At December 31, 2008

Segment Assets	$28,050	$3,346	$8,710	$40,106

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Six Months Ended June 30,
	2009	2008
Revenues
Total net revenue for reportable segments	$20,345	$25,245
Elimination of intersegment revenues	(990)	(1,240)
Total consolidated net revenues	$19,355	$24,005

Income before income taxes
Total segment income before income taxes	$694	$1,259
Elimination of intersegment income before income taxes	(402)	(442)
Total consolidated income before income taxes	$292	$817

	June 30,	December 31,
	2009	2008
Assets
Total assets for reportable segments	$44,703	$40,106
Elimination of intercompany receivables	(8,453)	(7,862)
Total consolidated assets	$36,250	$32,244

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

The Company is periodically involved in various legal actions arising in the normal course of business.  At June 30, 2009, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

On June 5, 2008, Company’s Board of Directors declared a special cash dividend of $.25 per share of common stock payable on July 11, 2008 to shareholders of record on June 20, 2008.  The aggregate amount paid to shareholders on July 11, 2008 pursuant to this dividend declaration was $1,007,173.  No special dividend has been declared year-to-date in 2009, and it is not anticipated that any special dividend will be declared in 2009.

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

Operations Review for the Three and Six Months Ended June 30, 2009 and June 30, 2008:

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA, a non-GAAP measure, for the periods ended June 30, 2009 and 2008:

	June 30,	June 30,
	2009	2008
Net income	$143,675	$463,461
Interest income, net of interest expense	(7,805)	(82,311)
Income tax expense	147,900	353,602
Depreciation	1,078,290	1,012,173
EBITDA	$1,362,060	$1,746,925

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

EBITDA declined slightly as a percentage of net revenues to 7.0% for the first six months ended June 30, 2009 compared to 7.3% for the first six months ended June 30, 2008.

Total net revenues decreased $4,649,526, or 19.4%, during the six months ended June 30, 2009 compared to the six months ended June 30, 2008, and decreased $2,644,639, or 19.2%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The decrease was due primarily to reductions of 19.0% and 22.4% in pari-mutuel and Card Club revenues, respectively, for the six months ended June 30, 2009.

Pari-mutuel revenues decreased $1,285,830, or 19.0%, in the six-month period ended June 30, 2009 compared to the same period in 2008, and decreased $798,274, or 18.6%, for the three-month period ended June 30, 2009 compared to the same period in 2008.  Total handle wagered on simulcast races for the first half of 2009 was down $9.7 million, or 24.7%, compared to the same period last year.  The decrease is attributable to an economic recession that has adversely impacted discretionary spending on entertainment.  This economic recession that began in 2008 has continued to erode revenues throughout the first half of 2009.  In addition, the Company now faces direct pari-mutuel competition from Running Aces Harness Park (“Running Aces”), a harness track that opened in Anoka County in April 2008.  The Company also believes that an increasing number of Minnesota residents are unlawfully wagering on horse races by means of the Internet.  See the “Summary of Pari-mutuel Data” below:

	Six Months Ended June 30,
Summary of Pari-mutuel Data:	2009	2008

Racing Days
Simulcast only	155	152
Live and Simulcast	26	30
Total Number of Racing Days	181	182

On-Track Handle
Simulcast racing handle on simulcast only days	$15,365,000	$18,356,000
Live and Simulcast days:
Live racing handle	4,871,000	5,863,000
Simulcast racing handle	4,970,000	7,230,000
Total On-Track Handle	25,206,000	31,449,000

Out-of-State Live Handle	4,392,000	7,883,000

Total Handle	$29,598,000	$39,332,000

On-Track Average Daily Handle
Simulcast only racing days	$99,129	$120,763
Live and simulcast racing days	$378,500	$436,433

Total Card Club revenue decreased $2,955,579, or 22.4%, for the first six months of 2009 and $1,536,751, or 23.1%, for the second quarter of 2009 compared to the same periods in 2008.  The primary source of Card Club revenue is a percentage of the wagers received from the players as compensation for providing the Card Club facility and services, referred to as the “collection revenue”.  Other revenue includes fees collected for the administration of tournaments, and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds.  Poker collection revenue fell $2,654,787 or 30.7% compared to the first six months of 2008.  In addition, Casino Games collection revenue dropped $659,278 or 16.0% compared to the first half of 2008.  The decrease is attributable to an economic recession that has adversely impacted discretionary spending on entertainment.  This economic recession that began in 2008 has continued to erode revenues throughout the first half of 2009.  In addition, the Company now faces direct card room competition from Running Aces, who began their card room operations on June 30, 2008.  The Company believes patronage at Running Aces card room has had a material adverse effect on the Company’s card room revenue.  Total Card Club revenues represented 52.8% and 45.8% of net revenues for the six-month and three-month periods ended June 30, 2009, respectively.  The three-month percentage is usually lower in the second quarter of any calendar year due to increased revenue from live racing.  See the “Summary of Card Club Data” below:

	Six Months Ended June 30,
Summary of Card Club Data:	2009	2008

Poker Games	$5,998,000	$8,652,000
Casino Games	3,466,000	4,125,000
Total Collection Revenue	9,464,000	12,777,000

Other Revenue	751,000	393,000
Total Card Club Revenue	$10,215,000	$13,170,000

Number of Days Offered	181	182
Average Revenue per Day	$56,436	$72,363

Concessions revenues decreased $460,352, or 15.7%, and $370,881, or 18.0%, for the six-month and three-month periods ended June 30, 2009, respectively, compared to the same period in the prior year.  The decrease is primarily attributable to the decrease in card room patronage and related concession sales.  Additionally, there were four less race days in 2009, resulting in decreased concessions revenues.

Total operating expenses decreased $4,198,544, or 18.0%, and $2,425,363, or 17.5%, for the six-month and three-month periods ended June 30, 2009, respectively, compared to the same period in the prior year.  Factors contributing to these decreases are discussed in greater detail below.

Total expense for statutory purses and the Minnesota Breeders’ Fund decreased 29.4% to $2,954,585 for the first six months ended June 30, 2009 compared to the first six months ended June 30, 2008.  The decrease was due primarily to a reduction in Card Club purse and breeders’ fund expenses due to lower Card Club collection revenues in the first half of 2009 compared to the first half of 2008.  Additionally, beginning in July of 2008, the Company reverted to the statutory purse rate of 10% on the first $6 million of gross Card Club revenues and 14% thereafter as being set aside as purse monies.

The following table provides additional information regarding purse and Breeders’ Fund Expense:

			Minnesota
	Purse Expense		Breeders’ Fund Expense
	Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Card Club	$1,071,000	$1,778,000	$119,000	$198,000

Simulcast Horse Racing	1,032,000	1,271,000	227,000	284,000

Live Horse Racing	457,000	596,000	49,000	61,000

	$2,560,000	$3,645,000	$395,000	$543,000

Salaries and benefits decreased $1,906,334, or 18.4%, in the 2009 six-month period ended June 30 and $1,033,701, or 17.8%, in the three-month period ended June 30, 2009 compared to the same periods last year primarily as a result of the savings related to the reduction-in-force that occurred in October of 2008.

Additionally, the suspension of the bonus program, contributions to the Company’s Employee Stock Ownership Plan (ESOP), and 401(k) match contributions, as reported in prior filings, have continued to provide cost savings.  Advertising and marketing costs decreased $149,739, or 18.4%, in the 2009 six-month period ended June 30 and $83,284, or 13.2%, in the three-month period ended June 30 compared to the same periods last year primarily as a result of lower advertising agency and related fees compared to the prior year.  In addition, utility expenses decreased $178,661, or 25.7%, and $126,851, or 32.6%, for the six-month and three-month periods ended June 30, 2009, respectively, compared to the prior year.  The decrease is primarily attributable to the added efficiencies provided by the building management system that was installed during the second half of 2008.

Income before income taxes was $291,575 for the six months ended June 30, 2009 compared to $817,063 for the six months ended June 30, 2008.  After income tax expense of $147,900 for the six months ended June 30, 2009, net income was $143,675 in 2009 compared to $463,461 in 2008, a decrease of $319,786 or 69.0%.  For the quarter ended June 30, 2009, the Company recorded a $287,199 loss before income tax benefit compared to a loss before income tax benefit of $39,917 for the quarter ended June 30, 2008, a decrease of $247,282 or 619.5%.  After an income tax benefit of $114,100 in the second quarter of 2009, net loss was $173,099 compared to a net loss of $35,419 for the second quarter of 2008, a decrease of $137,680 or 388.7%.

Contingencies:

There have been no material changes in our contingencies from the information provided in our Report on Form 10-K for our year ended December 31, 2008.

Liquidity and Capital Resources:

Cash provided by operating activities during the period January 1, 2009 through June 30, 2009 was $2,409,087, resulting primarily from net income of $143,675, depreciation of $1,078,290, and an increase in accounts payable and accrued wages and payroll taxes of $3,463,967, caused primarily by a seasonal increase of $1.66 million in horsemen payables, a $617,000 increase in trade accounts payable, and a $240,000 increase in deferred revenues for corporate sponsorships.  These items are partially offset by an increase in restricted cash of $1,844,417, resulting primarily from the increase in horsemen payables of $1.66 million.  Cash provided by operating activities during the period January 1, 2008 through June 30, 2008 was $2,012,612, resulting primarily from net income of $463,461, depreciation of $1,012,713, and an increase in accounts payable and accrued wages and payroll taxes of $3,819,295, caused primarily by a seasonal increase of $2.5 million in horsemen payables, a $418,000 increase in trade accounts payable, a $232,000 increase in host fees payable, and a $238,000 increase in deferred revenues for corporate sponsorships.  These items are partially offset by an increase in restricted cash of $2,507,927, resulting primarily from the increase in horsemen payables of $2.5 million.  Pursuant to an agreement with the MHBPA, during the six months ended June 30, 2009 and 2008, the Company transferred into a trust account or paid directly to the MHBPA approximately $2,200,000 and $3,175,000, respectively.

Net cash used in investing activities for the first six months of 2009 of $625,370 resulted primarily from upgrades to our grandstand for approximately $243,000 and the purchase of equipment for our backside operations for approximately $161,000.  Net cash used in investing activities for the first six months of 2008 of $1,279,175 resulted primarily from the purchase of a building management system for approximately $378,000, upgrades to the grandstand building of approximately $306,000, and upgrades to the Card Club of approximately $109,000.

During the period January 1, 2009 through June 30, 2009, cash provided by financing activities consisted solely of proceeds received upon the exercise of stock options of $245,495.  During the period January 1, 2008 through June 30, 2008, cash used in financing activities was $841,953, resulting from repurchases of company stock of $979,608 offset by proceeds and tax benefits regarding the exercise of stock options of $137,655.

The Company has a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $5,000,000 with interest at the prime rate until September 30, 2009.  The Company had no borrowings under the line of credit at June 30, 2009 or December 31, 2008.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements at all times throughout the quarter ended June 30, 2009.

Unrestricted cash balances at June 30, 2009 were $5,774,943 compared to $3,745,731 at December 31, 2008. The Company believes that funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2009 for regular operations.

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

Land, Buildings and Equipment - We have significant capital invested in our property and equipment, which represents approximately 67.6% of our total assets. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired. Our property and equipment is evaluated for impairment whenever circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value and is charged to operations in the period in which such impairment is determined by management. We do not believe that any impairment has occurred or is likely to occur in the near future.

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

Legislation:

The Company did not propose or support any legislation during the 2009 biannual session of the Minnesota Legislature that would authorize the Racino we have discussed in our previous flings with the SEC, mainly because a majority of those serving in the Minnesota Legislature are considered unlikely to favorably entertain our Racino proposal.  Based on the success of several Racinos in other states, we continue to believe that if a Racino was authorized at the Racetrack, it would enhance horseracing with increased purses, provide growth and development opportunities for the Company, and provide significant new tax revenues for state and local governments.

In April 2008, the Minnesota Legislature passed a bill allowing pari-mutuel simulcast wagering on all breeds at Running Aces.  In anticipation of the passing of this legislation, the Company entered into a revenue sharing agreement with Running Aces.  This agreement has benefited the respective horsemen’s associations by requiring the Company and Running Aces to make purse set aside contributions and Breeders Fund contributions as required by law.  Additionally, under the terms of the agreement, the Company pays Running Aces a portion of net revenues for simulcast wagers taken on harness racing, and Running Aces pays the Company a portion of net revenues for simulcast wagers taken on thoroughbred racing.

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

(b)           Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended June 30, 2009 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                    Legal Proceedings

Not Applicable.

Item 1A.                 Risk Factors

There have been no material changes to the Risk Factors since those reported in the Form 10-K for the year ended December 31, 2008.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Not Applicable.

(b)   Not Applicable.

(c)   On January 16, 2008, the Company announced that its Board of Directors had authorized a program to repurchase up to an additional 250,000 shares of the Company’s common stock.  During the first half of 2009, the Company did not repurchase any shares of common stock.  As of June 30, 2009, there are 33,457 shares at maximum that the Company may buy back as a result of this repurchase program.

Item 3.                    Defaults Upon Senior Securities

Not Applicable.

Item 4.                    Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June 4, 2009.  Shareholders reelected the following directors for a one year term:  Patrick R. Cruzen, Burton F. Dahlberg, Carin J. Offerman, Curtis A. Sampson, Randall D. Sampson, and Dale H. Schenian.  Of the 3,765,281 shares present and authorized to vote in person or by proxy at the meeting, not less than 3,495,138 shares were voted in favor of each of the reelected directors (approximately 92.8%).

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

Canterbury Park Holding Corporation

Dated: August 14, 2009	/s/ Randall D. Sampson
Randall D. Sampson,
President, and Chief Executive Officer

Dated: August 14, 2009	/s/ David C. Hansen
David C. Hansen,
Vice President, and Chief Financial Officer