Form 10-Q
period 2009-09-30
CANTERBURY PARK HOLDING CORP
filed 2009-11-13
CIK 926761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO           .

Commission File Number:  001-31569

CANTERBURY PARK HOLDING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1775532
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or	Identification No.)
Organization)

1100 Canterbury Road

Shakopee, MN  55379

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

The Company had 3,998,196 shares of common stock, $.01 par value, outstanding as of November 13, 2009.

Canterbury Park Holding Corporation

PART 1 - FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2009 AND DECEMBER 31, 2008 (Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$4,129,401	$3,745,731
Restricted cash	1,269,052	1,261,292
Short-term investments	28,005	312,995
Accounts receivable, net of allowance of $10,000	808,223	475,576
Inventory	198,807	213,682
Prepaid expenses	701,111	429,859
Income taxes receivable	156,372	566,436
Deferred income taxes	342,900	286,200
Due from Minnesota horsemen associations	1,304,922	—
Total current assets	8,938,793	7,291,771

LONG-TERM ASSETS
Deposits	20,000	20,000
Land, buildings and equipment, net of accumulated depreciation of $18,108,753 and $16,616,000, respectively	24,144,926	24,931,900
	$33,103,719	$32,243,671

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,732,606	$1,852,253
Card club accruals	1,592,341	1,689,213
Accrued wages and payroll taxes	861,248	1,189,088
Due to MHBPA	—	48,251
Accrued property taxes	653,508	513,816
Payable to horsepersons	69,590	95,217
Total current liabilities	5,909,293	5,387,838

DEFERRED INCOME TAXES	—	174,400

COMMITMENTS AND CONTINGENCIES (Note 6)	—	—

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 3,994,352 and 3,938,021, respectively, shares issued and outstanding	39,944	39,380
Additional paid-in capital	15,441,797	15,089,438
Retaned earnings	11,712,685	11,552,615
Total stockholders’ equity	27,194,426	26,681,433
	$33,103,719	$32,243,671

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

PERIODS ENDED SEPTEMBER 30, 2009 AND 2008 (Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
OPERATING REVENUES:
Pari-mutuel	$3,926,451	$4,361,535	$9,410,489	$11,131,403
Card Club	4,998,890	5,674,592	15,213,489	18,844,770
Concessions	2,119,612	2,244,017	4,594,317	5,179,074
Other	1,178,847	1,033,438	2,443,920	2,274,872
Total Revenues	12,223,800	13,313,582	31,662,215	37,430,119
Less: Promotional Allowances	(73,078)	(77,162)	(156,063)	(188,743)
Net Revenues	12,150,722	13,236,420	31,506,152	37,241,376

OPERATING EXPENSES:
Purse expense	2,258,067	2,489,590	4,817,770	6,134,298
Minnesota Breeders’ Fund	247,653	278,766	642,535	821,361
Other pari-mutuel expenses	362,922	398,968	1,196,775	1,413,555
Salaries and benefits	4,780,410	5,304,726	13,255,700	15,686,350
Cost of sales	1,064,499	1,127,372	2,442,659	2,804,491
Depreciation	505,950	532,050	1,584,240	1,544,763
Utilities	379,251	536,206	896,843	1,232,459
Advertising and marketing	529,973	563,249	1,193,048	1,376,063
Other	1,982,770	2,049,935	5,153,585	5,537,726
	12,111,495	13,280,862	31,183,155	36,551,066
NONOPERATING (EXPENSES)
REVENUES:
Interest expense	(150)	(5,600)	(4,585)	(7,964)
Other, net	12,118	20,445	24,358	105,120
	11,968	14,845	19,773	97,156

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	51,195	(29,597)	342,770	787,466

INCOME TAX EXPENSE (Note 1)	(34,800)	(11,198)	(182,700)	(364,800)

NET INCOME (LOSS)	$16,395	$(40,795)	$160,070	$422,666

BASIC NET INCOME (LOSS) PER COMMON SHARE (Note 1)	$.00	$(.01)	$.04	$.11

DILUTED NET INCOME (LOSS) PER COMMON SHARE (Note 1)	$.00	$(.01)	$.04	$.10

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

PERIODS ENDED SEPTEMBER 30, 2009 AND 2008 (Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating Activities:
Net Income	$160,070	$422,666
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation	1,584,240	1,544,763
Stock-based compensation expense	103,692	116,086
Excess tax benefit from exercise of stock options	—	(21,550)
Loss on sale of property and equipment	—	1,968
Decrease in deferred income taxes	(227,364)	(139,212)
(Increase) decrease in restricted cash	(7,760)	878,455
Increase in accounts receivable	(332,647)	(76,463)
Increase in other current assets	(256,377)	(342,610)
Decrease (increase) in income taxes receivable	410,064	(317,824)
Increase (decrease) in accounts payable and accrued wages and payroll taxes	562,963	(367,538)
Decrease in card club accruals	(96,872)	(936,596)
Decrease in accrued interest	—	(5,196)
Increase in accrued property taxes	139,692	126,442
Decrease in payable to horsepersons	(25,627)	(58,017)
Increase in due from Minnesota horsemen associations	(1,353,173)	(1,281,096)
Net cash provided by (used in) operations	660,901	(455,722)

Investing Activities:
Additions to buildings and equipment	(807,716)	(1,638,538)
Proceeds from sale of equipment	—	4,254
Decrease (increase) in short-term investments	284,990	(29,722)
Net cash used in investing activities	(522,726)	(1,664,006)

Financing Activities
Proceeds from exercise of stock options	245,495	140,750
Common stock repurchases	—	(1,478,185)
Cash dividend paid to shareholders	—	(1,007,173)
Excess tax benefit from exercise of stock options	—	21,550
Net cash provided by (used in) financing activities	245,495	(2,323,058)

Net increase (decrease) in cash	383,670	(4,442,786)

Cash at beginning of period	3,745,731	7,050,389

Cash at end of period	$4,129,401	$2,607,603

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	—	$775,000

Non-cash investing and financing activities:
Additions to buildings and equipment funded through accounts payable	$21,279	$82,432
Non-cash exercise of stock options	$15,880	$20,000

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED SEPTEMBER 30, 2009 AND 2008 (Unaudited)

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of Canterbury Park Holding Corporation as of September 30, 2009 and December 31, 2008; the results of its operations for the three and nine months ended September 30, 2009 and 2008; and its cash flows for the nine months ended September 30, 2009 and 2008.  The condensed consolidated financial statements were derived from the audited financial statements.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after September 30, 2009 up to November 13, 2009, which is the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  Results for an interim period are not necessarily considered as indicative of results for a full year.

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

Presentation — The Condensed Consolidated Statement of Operations from the prior-period has been conformed to the 2009 presentation.  This presentation change had no effect on net income, earnings per share, or stockholders’ equity.

Reclassifications — Segment income before income taxes as viewed in Note 5 “Operating Segments” and short-term investments found in Note 3 “Fair Value” from the prior-period have been conformed to the 2009 presentation.  These reclassification changes had no effect on net income, earnings per share, or stockholders’ equity.

Revenue Recognition - Our revenues are derived primarily from the operations of a Card Club, pari-mutuel wagering on simulcast and live horse races, concession sales, and related activities.  Collection revenue from Card Club operations is recognized at the time that the wagering process is complete.  Pari-mutuel revenues are recognized upon occurrence of the live race that is presented for wagering and after that live race is made official by the respective state’s racing regulatory body.  Revenues related to concession and publication sales and parking and admission fees are recognized as revenue when the service has been performed or the product has been delivered.

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

Short-term Investments — Short-term investments consist of certificates of deposit held by the Company.  The maturity dates of these investments vary but are less than one year in length.

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

Net Income (Loss) Per Share - Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during each period.  The weighted average number of common shares outstanding for the three and nine-month periods ended September 30, 2009 were 3,994,352 and 3,987,714, respectively.  The weighted average number of common shares outstanding for the three and nine-month periods ended September 30, 2008 were 3,948,473 and 4,011,126, respectively.  Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding.  The Company’s potential common shares outstanding are stock options.  After considering the dilutive effect of stock options outstanding, the weighted average shares used to calculate diluted earnings per share for the three and nine-month periods ended September 30, 2009 were 4,011,360 and 3,997,456, respectively.  The weighted average shares used to calculate diluted earnings per share for the three and nine-month periods ended September 30, 2008 were 3,948,473 and 4,098,070, respectively.  61,092 weighted average shares were considered anti-dilutive and excluded from the computation of common equivalent shares for the three months ended September 30, 2008, as the Company reported a net loss for that period.

Recent Accounting Pronouncements — In June 2009, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles (“ASC 105”).  ASC 105 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernment entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC under authority of federal securities law are also sources of authoritative GAAP for SEC registrants.  The Company adopted ASC 105 in three months ended September 30, 2009.  References to FASB guidance throughout this document have been updated for the Codification.

The Company adopted an update to ASC 805 — Business Combinations (“ASC 805”) on January 1, 2009.  ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This update had no material impact on the Company’s financial position, results of operations or cash flows.

The Company adopted an update to ASC 820 — “Fair Value Measurement and Disclosures” (“ASC 820”) January 1, 2009.  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  ASC 820 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under ASC 820, fair value measurements are disclosed by level within that hierarchy.  The Company adopted ASC 820 for the fiscal year beginning January 1, 2008.  The adoption of ASC 820 and the update had no material impact on the Company’s financial position, results of operations, or cash flows.

The Company adopted an update to ASC 855 — “Subsequent Events” (“ASC 855”) on April 1, 2009.  ASC 855 provides guidance on when a subsequent event should be recognized in the financial statements. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date.  Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized.  The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued.  For non-recognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed. The standard is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 and the update had no material impact on the Company’s financial position, results of operations, or cash flows.

2.               STOCK BASED COMPENSATION

Stock based compensation is included in the salaries and benefits expense line item on the consolidated statements of operations and amounted to $103,692 and $116,086 during the nine months ended September 30, 2009 and 2008, respectively.

Each non-employee member of the Board of Directors receives an annual recurring grant of 3,000 non-qualified stock options on the first business day in February.  On February 2, 2009, 15,000 options were granted to the five non-employee board members with an exercise price equal to the market price on the date of grant of $6.66.  The stock options vested over a six-month period and expire in ten years.  The compensation cost associated with this grant of Board of Director options was $18,900 and was recognized as expense over the six-month vesting period.  On February 1, 2008, 15,000 options were granted to the five non-employee board members with an exercise price equal to the market price on the date of grant of $11.35.

In addition, on April 23, 2009, 100,000 options were granted to employees with an exercise price equal to the market price on the date of grant of $6.00.  The stock options vest over a 42-month period and expire in ten years.  The compensation cost associated with this grant of employee options is $92,555 to be recognized as expense over the 42-month vesting period.

The number of shares granted and the weighted average fair value per share during the periods presented were:

	Nine Months Ended
	September 30, 2009		September 30, 2008
		Weighted		Weighted
		Average		Average
		Fair Value		Fair Value
	Grant	Per Share	Grant	Per Share

Board stock options	15,000	$1.26	15,000	$1.98
Employee stock options	100,000	$1.07	—

Total shares	115,000		15,000

The fair value of stock options granted during the first nine months of 2009 and 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2009	2008
Dividend yield	4.12%	2.20%
Weighted-average volatility	26%	15%
Risk-free interest rate	2.93%	3.62%
Expected term of stock options in years	6.3	7.3
Fair value of stock options on grant date	$111,455	$29,700

A summary of stock option activity as of September 30, 2009 and changes during the nine months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Grant Date
Stock Options	Shares	Price	Term	Fair Value

Outstanding at January 1, 2009	470,000	$11.12

Granted	115,000	$6.09
Exercised	(59,000)	$4.43
Expired/Forfeited	(85,000)	$15.57

Outstanding at September 30, 2009	441,000	$9.85	4.3 Years	$4,342,630

Exercisable at September 30, 2009	337,250	$10.94	2.7 Years	$3,688,068

A summary of stock option activity as of September 30, 2008 and changes during the nine months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Grant Date
Stock Options	Shares	Price	Term	Fair Value

Outstanding at January 1, 2008	605,900	$11.00

Granted	15,000	$11.35
Exercised	(50,000)	$3.22
Expired	(83,000)	$15.63

Outstanding at September 30, 2008	487,900	$11.04	2.5 Years	$5,388,168

Exercisable at September 30, 2008	480,400	$10.99	2.4 Years	$5,279,043

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

3.               FAIR VALUE

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

Assets and liabilities measured at fair value on a recurring basis for September 30, 2009 and December 31, 2008 are summarized below:

	Fair Value Measurements as of September 30, 2009
Description	Total	Level 1	Level 2	Level 3

Short-term investments (Certificates of Deposit)	$28,005	$—	$28,005	$—

Total	$28,005	$—	$28,005	$—

	Fair Value Measurements as of December 31, 2008
Description	Total	Level 1	Level 2	Level 3

Short-term investments (Certificates of Deposit)	$312,995	$—	$312,995	$—

Total	$312,995	$—	$312,995	$—

4.               GENERAL CREDIT AGREEMENT

The Company has a general credit agreement with Bremer Bank, which provides a revolving credit line.  On September 30, 2009, the Company signed an amendment with Bremer Bank extending the expiration date from September 30, 2009 to June 30, 2010 and adjusting the credit line from $5,000,000 to $3,000,000.  The Company had no borrowings under this credit line at September 30, 2009 and December 31, 2008.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of September 30, 2009.  Management believes that funds available under this line of credit, along with funds generated from card club and simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2009.

5.               OPERATING SEGMENTS

During the first nine months of 2009 and 2008, the Company had three reportable operating segments:  horse racing, card club, and concessions.  The horse racing segment primarily represents simulcast and live horse racing operations.  The card club segment primarily represents operations of Canterbury Park’s Card Club, and the concessions segment primarily represents food and beverage operations provided during simulcast and live racing, in the card club, and during special events.  The Company’s reportable operating segments are strategic business units that offer different products and services.  They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services.  The Minnesota Racing Commission regulates the horse racing and card club segments.

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

The following tables provide information about the Company’s operating segments (in 000’s):

	Nine Months Ended September 30, 2009
	Horse Racing	Card Club	Concessions	Total

Net revenues from external customers	$11,691	$15,213	$4,602	$31,506

Intersegment revenues	521		1,074	1,595

Net interest income	20			20

Depreciation	980	483	121	1,584

Segment income before income taxes	(1,455)	2,086	767	1,398

Segment Assets	$29,383	$2,997	$9,743	$42,123

	Nine Months Ended September 30, 2008
	Horse Racing	Card Club	Concessions	Total

Net revenues from external customers	$13,195	$18,845	$5,201	$37,241

Intersegment revenues	618		1,388	2,006

Net interest income	97			97

Depreciation	988	431	126	1,545

Segment income before income taxes	(1,498)	2,580	856	1,938

At December 31, 2008

Segment Assets	$28,050	$3,346	$8,710	$40,106

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Nine Months Ended Sept. 30,
	2009	2008
Revenues
Total net revenue for reportable segments	$33,101	$39,247
Elimination of intersegment revenues	(1,595)	(2,006)
Total consolidated net revenues	$31,506	$37,241

Income before income taxes
Total segment income before income taxes	$1,398	$1,938
Elimination of intersegment income before income taxes	(1,055)	(1,151)
Total consolidated income before income taxes	$343	$787

	Sept. 30,	December 31,
	2009	2008
Assets
Total assets for reportable segments	$42,123	$40,106
Elimination of intercompany receivables	(9,019)	(7,862)
Total consolidated assets	$33,104	$32,244

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

The Company is periodically involved in various legal actions arising in the normal course of business.  At September 30, 2009, management believes that the resolution of any legal actions outstanding will not have a material impact on the consolidated financial statements.

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

In April 2008, the Minnesota Legislature passed a bill allowing pari-mutuel simulcast wagering on all breeds at Running Aces, a harness track and card club that opened in Anoka County in April 2008.  In anticipation of the passing of this legislation, the Company entered into a revenue sharing agreement with Running Aces.  This agreement has benefited the respective horsemen’s associations by requiring the Company and Running Aces to make purse set aside contributions and Breeders Fund contributions as required by law.  Additionally, under the terms of the agreement, the Company pays Running Aces a portion of net revenues for simulcast wagers taken on harness racing at Canterbury Park, and Running Aces pays the Company a portion of net revenues for simulcast wagers taken on thoroughbred racing at Running Aces.  Canterbury Park recognized net revenues of $122,383 and $43,804 for the nine months ended September 30, 2009 and 2008, respectively.

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

The Racetrack is the only pari-mutuel thoroughbred and quarter horse racing facility in the State of Minnesota.  The Racetrack earns revenues from pari-mutuel take-out on races simulcast year-round to Canterbury Park from racetracks throughout the country and from live race meets featuring thoroughbred and quarter horse racing.  Live race meets commence in the month of May and conclude in August.  During live race meets, the Company televises its races to out-of-state racetracks around the country, and earns additional pari-mutuel revenue on wagers placed on its races at the out-of-state racetracks.

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

Operations Review for the Three and Nine Months Ended September 30, 2009 and September 30, 2008:

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA, a non-GAAP measure, for the periods ended September 30, 2009 and 2008:

	Sept. 30,	Sept. 30,
	2009	2008
Net income	$160,070	$422,666
Interest income, net of interest expense	(19,773)	(97,156)
Income tax expense	182,700	364,800
Depreciation	1,584,240	1,544,763
EBITDA	$1,907,237	$2,235,073

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

EBITDA increased slightly as a percentage of net revenues to 6.1% for the first nine months ended September 30, 2009 compared to 6.0% for the first nine months ended September 30, 2008.

Total net revenues decreased $5,735,224, or 15.4%, during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, and decreased $1,085,695, or 8.2%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.  The decrease was due primarily to reductions of 15.5% and 19.3% in pari-mutuel and Card Club revenues, respectively, for the nine months ended September 30, 2009.  Pari-mutuel and Card Club revenues decreased 10.0% and 11.9%, respectively, for the three months ended September 30, 2009.

Pari-mutuel revenues decreased $1,720,914, or 15.5%, in the nine-month period ended September 30, 2009 compared to the same period in 2008, and decreased $435,084, or 10.0%, for the three-month period ended September 30, 2009 compared to the same period in 2008.  Total handle wagered for the first nine months of 2009 was down $14.2 million, or 20.3%, compared to the same period last year.  The decrease is attributable to the economic recession that has adversely impacted discretionary spending on entertainment.  The economic recession, which began in 2008, has continued to erode revenues throughout the first nine months of 2009.  In addition, the Company now faces direct pari-mutuel competition from Running Aces Harness Park (“Running Aces”), a harness track that opened in Anoka County in April 2008.  The Company also believes that an increasing number of Minnesota residents are unlawfully wagering on horse races by means of the Internet.  Finally, the Company conducted 81 fewer races during 2009, which further resulted in decreased on-track handle.  See the “Summary of Pari-mutuel Data” below:

	Nine Months Ended Sept. 30,
Summary of Pari-mutuel Data:	2009	2008

Racing Days
Simulcast only	211	207
Live and Simulcast	62	67
Total Number of Racing Days	273	274

On-Track Handle
Simulcast racing handle on simulcast only days	$19,190,000	$22,098,000
Live and Simulcast days:
Live racing handle	12,181,000	13,848,000
Simulcast racing handle	10,482,000	14,001,000
Total On-Track Handle	41,853,000	49,947,000

Out-of-State Live Handle	13,712,000	19,791,000

Total Handle	$55,565,000	$69,738,000

On-Track Average Daily Handle
Simulcast only racing days	$90,948	$106,754
Live and simulcast racing days	$365,532	$415,657

Total Card Club revenue decreased $3,631,281, or 19.3%, for the first nine months of 2009 and $675,702, or 11.9%, for the third quarter of 2009 compared to the same periods in 2008.  The primary source of Card Club revenue is a percentage of the wagers received from the players as compensation for providing the Card Club facility and services, referred to as the “collection revenue.”  Other revenue includes fees collected for the administration of tournaments, and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds.  Poker collection revenue fell $3,417,813 or 28.3% compared to the first nine months of 2008.  In addition, Casino Games collection revenue dropped $618,879 or 10.2% compared to the first three quarters of 2008.  The decrease is attributable to the economic recession that has adversely impacted discretionary spending on entertainment.  The economic recession, which began in 2008, has continued to erode revenues throughout the first nine months of 2009.  In addition, the Company now faces direct card room competition from Running Aces, who began their card room operations on June 30, 2008.  The Company believes patronage at Running Aces card room has had a material adverse effect on the Company’s card room revenue.  Total Card Club revenues represented 48.3% and 41.1% of net revenues for the nine-month and three-month periods ended September 30, 2009, respectively.  See the “Summary of Card Club Data” below:

	Nine Months Ended Sept. 30,
Summary of Card Club Data:	2009	2008

Poker Games	$8,665,000	$12,083,000
Casino Games	5,433,000	6,052,000
Total Collection Revenue	14,098,000	18,135,000

Other Revenue	1,115,000	710,000
Total Card Club Revenue	$15,213,000	$18,845,000

Number of Days Offered	273	274
Average Revenue per Day	$55,725	$68,777

Concessions revenues decreased $584,757, or 11.3%, and $124,405, or 5.5%, for the nine-month and three-month periods ended September 30, 2009, respectively, compared to the same period in the prior year.  The decrease is primarily attributable to the decrease in card room patronage and related concession sales.  Additionally, there were five less live race days in 2009, resulting in decreased concessions revenues.

Total operating expenses decreased $5,367,911, or 14.7%, and $1,169,367, or 8.8%, for the nine-month and three-month periods ended September 30, 2009, respectively, compared to the same period in the prior year.  Factors contributing to these decreases are discussed in greater detail below.

Total expense for statutory purses and the Minnesota Breeders’ Fund decreased 21.5% to $5,460,305 for the first nine months ended September 30, 2009 compared to the first nine months ended September 30, 2008.  The decrease was due primarily to a reduction in purse and breeders’ fund expenses due to lower Card Club collection revenues in the first nine months of 2009 compared to 2008.  Additionally, beginning in July of 2008, the Company reverted to paying into the purse fund the statutory purse rate of 10% on the first $6 million of gross Card Club revenues and 14% thereafter.  The Company paid 15% of Card Club revenues into the purse fund for the first half of 2008.

The following table provides additional information regarding purse and Breeders’ Fund Expense:

			Minnesota
	Purse Expense		Breeders’ Fund Expense
	Nine Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008

Card Club	$1,701,000	$2,493,000	$189,000	$283,000

Simulcast Horse Racing	1,770,000	2,116,000	331,000	400,000

Live Horse Racing	1,347,000	1,525,000	123,000	138,000

	$4,818,000	$6,134,000	$643,000	$821,000

Salaries and benefits decreased $2,430,650, or 15.5%, in the 2009 nine-month period ended September 30 and $524,316, or 9.9%, in the three-month period ended September 30, 2009 compared to the same periods last year primarily due to savings achieved through a reduction-in-force that occurred in October of 2008.  Additionally, the suspension of the bonus program, contributions to the Company’s Employee Stock Ownership Plan (ESOP), and 401(k) match contributions, as reported in prior filings, have continued to provide cost savings.  Advertising and marketing costs decreased $183,015, or 13.3%, in the 2009 nine-month period ended September 30 and $33,276, or 5.9%, in the three-month period ended September 30 compared to the same periods last year primarily as a result of lower advertising agency and related fees compared to the prior year.  In addition, utility expenses decreased $335,616, or 27.2%, and $156,955, or 29.3%, for the nine-month and three-month periods ended September 30, 2009, respectively, compared to the prior year.  This decrease is attributable to the efficiencies provided by a new building management system and decreased prices for utilities.

Income before income taxes was $342,770 for the nine months ended September 30, 2009 compared to $787,466 for the nine months ended September 30, 2008.  After income tax expense of $182,700 for the nine months ended September 30, 2009, net income was $160,070 in 2009 compared to $422,666 in 2008, a decrease of $262,596 or 62.1%.  For the quarter ended September 30, 2009, the Company recorded $51,195 in income before income tax expense compared to a loss before income tax expense of $29,597 for the quarter ended September 30, 2008, an increase of $80,792 or 273.0%.  After income tax expense of $34,800 in the third quarter of 2009, net income was $16,395 compared to a net loss of $40,795 for the third quarter of 2008, an increase of $57,190 or 140.2%.

Contingencies:

There have been no material changes in our contingencies from the information provided in our Report on Form 10-K for our year ended December 31, 2008.

Liquidity and Capital Resources:

Cash provided by operating activities during the period January 1, 2009 through September, 2009 was $660,901, resulting primarily from net income of $160,070, depreciation of $1,584,240, and an increase in accounts payable and accrued wages and payroll taxes of $562,963, caused primarily by a seasonal increase of $396,548 in horse racing payables.  These items were offset by an increase in accounts receivable of $332,647 and an increase in due from Minnesota horsemen associations of $1,353,173, resulting primarily from purse overpayments.  Cash used in operating activities during the period January 1, 2008 through September 30, 2008 was $455,722, resulting primarily from net income of $422,666, depreciation of $1,544,763, and a decrease in restricted cash of $878,455, resulting primarily from the decrease of $567,606 in the player pool, a fund which is used to enhance the total amount paid back to winning players.  These items were offset by a decrease in card club accruals of $936,596 and an increase in due from Minnesota horsemen associations of $1,281,096, resulting primarily from purse overpayments.

Pursuant to an agreement with the MHBPA, during the nine months ended September 30, 2009 and 2008, the Company transferred into a trust account or paid directly to the MHBPA approximately $5,525,000 and $6,534,091, respectively.  At September 30, 2009, the Minnesota horsemen associations owed the Company $1,304,922 resulting from purse overpayments by the Company during the live race meet that ended August 30, 2009.

Net cash used in investing activities for the first nine months of 2009 of $522,726 resulted primarily from upgrades to our grandstand for approximately $261,000 and the purchase of equipment for our backside operations for approximately $167,000, offset by a decrease in our short-term investments of $284,990.  The Company expects to spend an estimated $200,000 in additional investments in property, plant, and equipment for the remainder of fiscal year 2009.  Net cash used in investing activities for the first nine months of 2008 of $1,664,006 resulted primarily from the purchase of a building management system for approximately $391,000, upgrades to the grandstand building of approximately $306,000, and upgrades to the Card Club of approximately $150,000.

During the period January 1, 2009 through September 30, 2009, cash provided by financing activities consisted solely of proceeds received upon the exercise of stock options of $245,495.  During the period January 1, 2008 through September 30, 2008, cash used in financing activities was $2,323,058, resulting primarily from repurchases of company stock of $1,478,185 and a cash dividend paid of $1,007,173 offset by proceeds and tax benefits regarding the exercise of stock options of $162,300.

The Company has a general credit agreement with Bremer Bank, which provides a revolving credit line.  On September 30, 2009, the Company signed an amendment with Bremer Bank extending the expiration date from September 30, 2009 to June 30, 2010 and adjusting the credit line from $5,000,000 to $3,000,000.  The Company had no borrowings under the line of credit at September 30, 2009 or December 31, 2008.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements at all times throughout the quarter ended September 30, 2009.

Unrestricted cash balances at September 30, 2009 were $4,129,401 compared to $3,745,731 at December 31, 2008. The Company believes that funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2009 for regular operations.

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

Land, Buildings and Equipment - We have significant capital invested in our property and equipment, which represents approximately 72.9% of our total assets. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired. Our property and equipment is evaluated for impairment whenever circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value and is charged to operations in the period in which such impairment is determined by management. We do not believe that any impairment has occurred or is likely to occur in the near future.  Our business can be materially impacted both positively and negatively by legislative and regulatory changes, such as those described below.  Significant negative changes resulting from these activities could result in an impairment of our property and equipment in accordance with generally accepted accounting standards. Additional information regarding how our business can be impacted by legislative and regulatory changes are included in Item 1 (vi), and Item 1 (vii), respectively, in our 2008 Annual Report on Form 10-K.

Commitments and Contractual Obligations:

There have been no material changes in our outstanding commitments and contractual obligations since those reported at December 31, 2008.

Legislation:

The Company did not propose or support any legislation during the 2009 biannual session of the Minnesota Legislature that would authorize slot machines and other games at the Racetrack (referred to as a “Racino”) which we have discussed in our previous flings with the SEC, mainly because a majority of those serving in the Minnesota Legislature are considered unlikely to favorably entertain our Racino proposal.  Based on the success of several Racinos in other states, we continue to believe that if a Racino was authorized at the Racetrack, it would enhance horseracing with increased purses, provide growth and development opportunities for the Company, and provide significant new tax revenues for state and local governments.

Forward-Looking Statements:

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future financial performance, business activities or plans which are typically preceded by the words “believes,” “expects,” “anticipates,” “intends” or similar expressions.  For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws.  Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could cause actual performance, activities or plans to differ significantly from those indicated in the forward-looking statements.  Such risks and uncertainties include, but are not limited to: fluctuations in attendance at the Racetrack, material changes in the level of wagering by patrons, decline in interest in the unbanked card games offered at the Card Club, legislative and regulatory changes, the impact of wagering products and technologies introduced by competitors; increases in the percentage of revenues allocated for purse fund payments; increase in compensation and employee benefit costs; the economic health of the gaming sector; higher than expected expense related to new marketing initiatives; and other factors discussed under Item 1A in our Report on Form 10-K for the year ended December 31, 2008 and in the Company’s other filings with the Securities and Exchange Commission.

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

(b)           Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                   Legal Proceedings

Not Applicable.

Item 1A.                Risk Factors

There have been no material changes to the Risk Factors since those reported in the Form 10-K for the year ended December 31, 2008.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Not Applicable.

(b)   Not Applicable.

(c)   On January 16, 2008, the Company announced that its Board of Directors had authorized a program to repurchase up to an additional 250,000 shares of the Company’s common stock.  During the first nine months of 2009, the Company did not repurchase any shares of common stock.  As of September 30, 2009, there are 33,457 shares that the Company may buy back as a result of this repurchase program.

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

Canterbury Park Holding Corporation

Dated: November 13, 2009	/s/ Randall D. Sampson
Randall D. Sampson,
President, and Chief Executive Officer

Dated: November 13, 2009	/s/ David C. Hansen
David C. Hansen,
Vice President, and Chief Financial Officer