Form 10-K
period 2009-12-31
CANTERBURY PARK HOLDING CORP
filed 2010-03-31
CIK 926761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates based on the price at which the Company’s common stock was last sold on the NASDAQ Global Market, on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $15,454,000.

On March 18, 2010, the Company had 4,033,740 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, to be held on June 3, 2010, are incorporated by reference into Part III of this Form 10-K.

CANTERBURY PARK HOLDING CORPORATION

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2009

Item 1.   BUSINESS

(a) General Development of the Business

Canterbury Park Holding Corporation (the “Company”) conducts pari-mutuel wagering operations and hosts “unbanked” card games at its Canterbury Park Racetrack and card room facility (the “Racetrack”) in Shakopee, Minnesota.  The Company’s pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack and year-round wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”).  Unbanked card games, in which patrons compete against each other, are hosted in the card room at the Racetrack.  The Company also derives revenues from related services and activities, such as concessions, parking, advertising, admissions, programs, a recreational vehicle park and from other entertainment events held at the Racetrack.

The Company was incorporated under the laws of Minnesota on March 24, 1994, acquired the Racetrack on March 29, 1994, commenced seven day a week simulcast operations on May 6, 1994, and, beginning in May 1995, launched live horse racing and related pari-mutuel wagering on a seasonal basis, generally from early May to early September.  The Company opened the card room on April 19, 2000 with 43 tables and expanded to 50 tables (the maximum permitted by law) in 2001.  The ownership and operation of the Racetrack and the card room are significantly regulated by the Minnesota Racing Commission (the “MRC”).

The Company maintains a website at www.canterburypark.com.  Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge on our website.

(b) Financial Information About Segments

The Company divides its business into three segments: horse racing, card room and concessions.  The horse racing segment represents operations related to pari-mutuel wagering on simulcast and live horse races.  The card room segment represents operations of the card room, and the concessions segment represents food and beverage services for simulcast and live racing, the card room and during special events.  Further information regarding the Company’s business segments is set forth in Note 12 of the Notes to Consolidated Financial Statements under Item 8 of this Form 10-K, and such information is incorporated herein by reference.

(c) Narrative Description of Business

(i)            Horse Racing Operations

The Company’s horse racing operations consist of year-round pari-mutuel wagering on simulcast horse races (“simulcasting”) and live thoroughbred and quarter horse races (“live meets”) held on a seasonal basis beginning in May and generally concluding in August or September.

Live Racing.

In 2009, the Racetrack hosted 62 days of live racing beginning May 15th and concluding August 30th.  The meet included 42 days of mixed thoroughbred and quarter horse racing and 20 days of thoroughbred only racing.  The 2008 live meet was 67 days long, beginning May 3rd and ending September 1st, and consisted of 43 days of mixed thoroughbred and quarter horse racing and 24 days of thoroughbred only racing.

Currently, Minnesota law requires the Company to schedule a minimum of 125 days of live racing annually, unless the Minnesota Horsemen’s Benevolent and Protective Association (the “MHBPA”) agrees to a lesser number of live racing days.  Since 1995, the MHBPA has agreed to waive the 125-day requirement and has allowed the Company to run a live meet of at least 50 days each year.  After 2010, no assurance can be given that the MHBPA will agree to a shorter live meet than the 125-day statutory minimum.  If the MHBPA does not agree to a live meet shorter than 125 days, the Company’s operations could be adversely impacted by a decrease in the daily purses, potential reduction in quality of horses, lower attendance, lower overall handle and increased operating expenses.

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

The Company offers “full card” simulcast racing (broadcasting of another racetrack’s entire daily live racing program) from up to 20 racetracks per day, seven days a week, 363 days per year, including Churchill Downs, Hollywood Park, Santa Anita, Gulfstream Park, Belmont Park and Saratoga Racecourse.  In addition, races of national interest, such as the Kentucky Derby, the Preakness Stakes, the Belmont Stakes, and the Breeders’ Cup, supplement the regular simulcast program.  The Company regularly evaluates its agreements with other racetracks in order to offer the most popular simulcast signals of live horse racing that are feasible.

Under applicable provisions of federal and state law, in order to conduct simulcast operations either as a host or guest track, the Company must obtain the consent of the state’s regulatory authority and the organization which represents a majority of the owners and trainers of the horses who race at the Racetrack.  In Minnesota, such consent must be obtained from the MRC and the MHBPA.

(ii)           Card Room Operations

The card room is open 24 hours per day, seven days per week, offering two variations of unbanked card games: poker and table games.

Poker games, including Texas Hold ‘Em, 7-Card Stud and Omaha, with betting limits ranging between $2 and $60, are currently offered in the poker room.  A dealer, employed by the Company, regulates the play of the game at each table and deals the cards but does not participate in play.  In poker games, the Company is allowed to deduct a percentage from the accumulated wagers and impose other charges for hosting the activity but does not have an interest in the outcome of a game.  The Company may add additional prizes, awards or money to any game for promotional purposes.  The Company collects a “rake” of 5-10%, depending on the limit of the game, of each addition to the “pot” up to a maximum of $5.00 per hand as its collection revenue.  In addition, poker games offer progressive jackpots for most games.  In order to fund the jackpot pool, the dealer withholds $1.00 from each final pot in excess of the $15 minimum.

Table games, including Blackjack, Fortune Pai Gow, Let-It-Ride, Three and Four Card Poker, Ultimate Texas Hold ‘Em, and EZ Baccarat are currently offered in the card room.  The Company’s table games are required by law to be “unbanked.”  “Unbanked” refers to a wagering system or game where wagers lost or won in card games are accumulated into a player pool liability for purposes of enhancing the total amount paid back to winning players.  The Company may only serve as custodian of the player pool, may not have an active interest in any card game and does not recognize amounts that dealers “win” or “lose” during the course of play as revenue.  The primary source of card room revenue is a percentage of the wagers received from the players as compensation for providing the card room facility and services, referred to as “collection revenue”.  In addition, several table games offer a progressive jackpot.  The player has the option of playing the jackpot and has the opportunity to win some or all of the jackpot amount, depending upon their hand.

(iii)         Special Events

While pari-mutuel horse racing and card room operations are the Company’s principal businesses, the Company’s facilities are capable of being used for multiple purposes.  In an effort to more fully utilize the property and to generate additional revenues, the Company has increasingly used its grandstand, grounds and parking lot for special events and rentals.  While the use of the Company’s facilities for particular special events and purposes varies from year to year, the following are among the types of events and purposes for which the Company’s facilities have been used: snowmobile races, major arts and crafts shows, trade shows, concerts, fundraisers, automobile shows and competitions, vehicle and boat storage and private parties.

(iv)          Sources of Revenue

General.

The Company’s revenues are principally derived from card room operations, wagering on live and simulcast horse races and concession sales.  For the fiscal year ended December 31, 2009, revenues from card room operations represented 50.6% of total revenues, wagering on horse races generated 28.6% of total revenues and concessions revenue represented 13.2% of total revenues.

Card Room Operations.

The Company receives revenue from its card room, which operates 24 hours per day, seven days per week.  The Company currently receives collection revenue from poker and table games tables.  Under Minnesota law, the Company is required to pay 10% of the first $6 million of gross card room revenues towards purses for live horse racing at the Racetrack.  After meeting the $6 million threshold, the Company must pay 14% of gross card room revenues as purse monies.  Of funds allocated for purses, the Company pays 10% of the purse monies to the State of Minnesota Breeders’ Fund.  The remaining 90% of purse monies are divided between thoroughbred (90%), quarter horse (9%) and standardbred (1%) purse funds.

Pari-mutuel wagering — General.

In pari-mutuel wagering, bettors wager against each other in a pool, rather than against the operator of the facility or with preset odds.  From the total amount wagered (“handle”), the Minnesota Pari-Mutuel Horse Racing Act (the “Racing Act”) specifies the maximum percentage, referred to as the “takeout,” which may be withheld by the Racetrack, with the balance returned to the winning bettors.  The takeout constitutes one of the Racetrack’s primary sources of operating revenue.  From the takeout, funds are set aside for purses and paid to the State of Minnesota for pari-mutuel taxes and the Minnesota Breeders’ Fund (the “MBF”), which is a fund apportioned by the MRC among various purposes related to Minnesota’s horse breeding and horse racing industries.  The balance of the takeout remaining after these deductions is commonly referred to as the “retainage.”

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

The amount of takeout earned by the Company depends on where the race is run and the form of wager (straight or exotic).  Net revenues from pari-mutuel wagering on live races run at the Racetrack consist of the total amount wagered, less the amounts paid (i) to winning patrons, (ii) for purses, (iii) to the MBF and (iv) for pari-mutuel taxes to the State of Minnesota.  Net revenues from pari-mutuel wagering on races being run at out-of-state racetracks and simulcast to the Racetrack have similar expenses but also include a host fee payment to the host track.  The host fee, which is calculated as a percentage of monies wagered (generally 2.50% to 4.50%), is negotiated with the host track and must comply with state laws governing the host track.

Wagering on Live Races.

The Racing Act establishes the maximum takeout that may be deducted from the handle.  The takeout percentage on live races depends on the type of wager.  The total maximum takeouts are 17% from straight wagering pools and 23% from exotic wagering pools.  From this takeout, Minnesota law requires deductions for purses, pari-mutuel taxes and the MBF.

While the Racing Act provides that a minimum of 8.4% of the live racing handle is to be paid as purses to the owners of the horses, the size of the purse is subject to further agreement with the horsepersons’ associations.  The MBF receives 1% of the handle.  The pari-mutuel tax applicable to wagering on all simulcast and live races is 6% of takeout in excess of $12 million during the twelve-month period beginning July 1 and ending the following June 30.

The following table sets forth the percentage distribution of each dollar wagered on live races at the Racetrack, as established by the Racing Act, and the Racetrack’s retainage for the years ended December 31, 2009 and 2008:

	Live Racing
	Straight		Exotic

Returned to Winning Patrons		83.00%		77.00%
Purse (1)	8.40		8.40
Minnesota Breeders’ Fund	1.00		1.00
Minnesota Pari-Mutuel Taxes (2)	.00		.00
Racetrack Retainage (1)	7.60		13.60
Total Takeout		17.00		23.00

Total Handle		100.00%		100.00%

(1)           Minnesota law provides that the 8.40% purse payment is a minimum.  The actual percentage, if any, above the minimum is determined between the Racetrack and the MHBPA.  Any additional amounts paid for purses decrease the Racetrack’s retainage.

(2)           The current pari-mutuel tax structure exempts the first $12 million of takeout during a statutorily mandated twelve-month period.  The total pari-mutuel tax liability for a twelve-month period will depend upon the total takeout during that period.  There was no pari-mutuel tax liability in 2009 and therefore, it is not factored into the above table.

Wagering on Simulcast Races.

The amount of takeout from simulcast wagering is determined by the laws of the state in which the host track is located.  In addition, the Racing Act establishes a minimum that must be set aside from simulcasting for purse payments on racing within Minnesota.  Different amounts are deducted for purses from the takeout depending on whether simulcasting occurs during the “Racing Season,” a statutorily defined 25-week period beginning in early May each year, or outside of the Racing Season.  If simulcasting occurs during the Racing Season, the amount set aside for purses further depends on whether the simulcasting is part of a full racing card that occurs during the part of the day that live races are conducted at the Racetrack.  For races that are part of a full simulcast racing card that takes place within the time of live races at the Racetrack, the amount reserved for purse payout is 8.4%.  For simulcasting conducted during the Racing Season that does not occur within the time period of live races, the purse is equal to 50% of the takeout remaining after deductions for pari-mutuel taxes, payments to the MBF and payments to the host racetrack for host track fees.  For simulcasting conducted outside of the Racing Season, the amount that must be contributed to the purses is 25% of the takeout after deducting pari-mutuel taxes, payments to the MBF and host fee payments to the host racetrack.

The following table sets forth the approximate percentage distribution of each dollar wagered for races simulcast at the Racetrack and the Racetrack’s retainage for the years ended December 31, 2009 and 2008:

	During Racing Season
	Concurrent with Live Card		Not Concurrent with Live Card		Outside of Racing Season

Returned to Winning Patrons (1)		80.50%		80.50%		80.50%
Minnesota Breeders’ Fund	1.00		1.00		1.10
Minnesota Pari-Mutuel Taxes (2)	.00		.00		.00
Purse (3)	8.40		7.35		4.15
Host Track Fees (4)	3.80		3.80		3.80
Racetrack Retainage (3)	6.30		7.35		10.45
Total Takeout		19.50		19.50		19.50

Total Handle		100.00%		100.00%		100.00%

(1)           This amount will depend upon the takeout at the host racetrack. This percentage is determined by local and state law applicable to the host track and ranges from 75.0% to 85.0%.

(2)           The current pari-mutuel tax structure exempts the first $12 million of takeout during a statutorily mandated twelve-month period.  The total pari-mutuel tax liability for a twelve-month period will depend upon the total takeout during that period.  There was no pari-mutuel tax liability in 2009 and therefore, it is not factored into the above graph.

(3)           Although Minnesota law specifies purse percentages, the actual percentage is determined by agreement between the Racetrack and the MHBPA.  For the year ended December 31, 2008, the MHBPA allowed a 1.3% expense deduction, and in 2009, the expense deduction allowed was 1.6%.  No expense deduction is expected for 2010.

(4)           Payments to the host track generally range from 3.0% to 4.5% of total handle, subject to negotiation with each host track.  For purposes of this table, the host track fee is assumed to be 3.8%.

Concessions Revenue.

The Company earns revenue from food and beverage sales in its restaurant, group catering areas and numerous concession stands located throughout the facility.  Food and beverage sales are offered during live and simulcast racing in the card room and during special events.

Other Revenue.

The Company generates cash revenues from the receipt of admission and reserved seating charges, preferred and valet parking and the sales of various daily pari-mutuel publications.  Additional revenues are derived from the operation of an RV Park during the summer months and the use of the Racetrack facilities year-round for special events such as concerts, trade and craft shows, snowmobile racing, business meetings, private parties, horse expositions and sales, boat and automobile storage and community events.  The Company also generates revenue from providing advertising signage space, similar to that appearing at many sports stadiums, and leasing excess parking lot space for various automotive activities and vehicle storage.

(v)           Competition

From 1994 through 2004, the Company was the only racetrack licensed to operate in the State of Minnesota.  In January 2005, the MRC granted a license to the North Metro Harness Initiative, LLC (“NMHI”) to construct and operate a harness racetrack in Columbus Township, Anoka County, MN.  Columbus Township is approximately 50 miles from Canterbury Park.  This license authorized NMHI to engage in pari-mutuel wagering on live and simulcast racing for standardbred (harness) horses.  NMHI commenced operations as Running Aces Harness Park (“Running Aces”) in April 2008.  In addition, on completing a 50-day live meet as required by Minnesota law, the MRC granted Running Aces a license to operate a card room, and Running Aces began card room operations in competition with the Company in June 2008.

The Company also competes with other forms of gaming, principally casino-style gambling including slots, table games, and poker offered at numerous tribal casinos located throughout the State of Minnesota.  In particular, the largest casino in Minnesota is located approximately four miles from the Racetrack.  More recently, unbanked card games have also become available at some tribal casinos.  The Company also faces increasing competition from offshore and out-of-state simulcast operations offering Internet and telephone account home wagering systems to Minnesota residents, although Minnesota regulatory authorities consider such wagering to be illegal.

The Company further competes with other forms of entertainment in the Minneapolis-Saint Paul metropolitan area, including a wide range of live and televised professional and collegiate sporting events.  In addition, live horse racing competes with a wide variety of summer attractions, including amusements parks, sporting events and other local activities.

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

(vi)          Regulation

General.

The ownership and operation of the Racetrack in Minnesota is subject to significant regulation by the MRC under the Racing Act and the rules adopted by the MRC.  The Racing Act governs the allocation of each wagering pool to winning bettors, the Racetrack, purses, pari-mutuel taxes and the MBF and empowers the MRC to license and regulate substantially all aspects of horse racing in the State.  The MRC, among other things, grants operating licenses to racetracks after an application process and public hearings, licenses all employees of a racetrack, jockeys, trainers, veterinarians and other participants, regulates the transfer of ownership interests in licenses, allocates live race days and simulcast-only race days, approves race programs, regulates the conduct of races, sets specifications for the racing ovals, animal facilities, employee quarters and public areas of racetracks, regulates the types of wagers on horse races, and approves significant contractual arrangements with racetracks, including management agreements, simulcast arrangements, totalizator contracts and concessionaire agreements.

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

Limitation on the Number of Class A and Class B Licenses.

Pursuant to the Racing Act, so long as the Racetrack maintains its Class A License, no other Class A License may be issued to operate a racetrack in the seven-county metropolitan area (the counties of Hennepin, Ramsey, Washington, Scott, Dakota, Anoka and Carver), except the MRC may issue an additional Class A License within the seven-county metropolitan area, provided that the additional license may only be issued for a facility which, among other conditions, is located more than 20 miles from the Racetrack, contains a track no larger than five-eighths of a mile in circumference, and is used exclusively for standardbred (harness) racing.  An additional Class A license was issued to Running Aces on January 20, 2005 (see “Competition” above).  However, as long as the Company holds its Class A License, only the Company may own and operate a racetrack in the seven county metropolitan area where thoroughbred horses and quarter horses may be raced.

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

Card Room Regulation.

The MRC is also authorized by law to regulate card room operations, and the law requires that the Company reimburse the MRC for its actual costs, including personnel costs, of regulating the card room.  For fiscal years ended December 31, 2009, and 2008, the Company paid $150,000 and $116,000, respectively, to the MRC as reimbursement for costs of regulating card room operations.

The MRC issued an additional Class B License to the Company on January 19, 2000 that authorizes the Company to host unbanked card games.  The Class B License is renewable each year by the MRC after a public hearing (if required by the MRC).  Currently, the Class B License Fee of $10,000 per calendar year is included in the Class A License Fee of $253,000 per calendar year.

Local Regulation.

The Company’s operations are subject to state and local laws, regulations, ordinances and other provisions affecting zoning, public health and other matters which may have the effect of restricting the uses to which the Company’s land and other assets may be used.  Also, any development of the Racetrack site is, among other things, subject to applicable zoning ordinances and requires approval by the City of Shakopee and other authorities, and there can be no assurance such approvals would be obtained if any development was undertaken.

(vii)        Legislation

As discussed in our previous filings with the SEC, the Company has supported over the past several years, and is currently supporting in the 2010 session of the Minnesota Legislature, legislation that would authorize slot machines and other games at the Racetrack (referred to as a “Racino”).  Based on the success of several Racinos in other states, we continue to believe that if a Racino was authorized at the Racetrack on similar terms to legislation approved in other states, it would enhance horse racing with increased purses, provide growth and development opportunities for the Company, and provide significant new tax revenues for state and local governments.

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

To support its pari-mutuel horse racing and card room businesses, the Company conducts year-round marketing efforts to maintain the loyalty of live racing and simulcast patrons and attract new racing and card room customers.  The Company utilizes newspapers and television advertising, the Internet, other print media, radio and direct mail.  Often, the Company combines its marketing efforts to communicate the excitement of both wagering on horse racing and card playing.  In addition to its regular advertising program, the Company conducts numerous special promotions and handicapping contests to increase simulcast patronage and maintains successful pari-mutuel player and card room player rewards programs.  In addition, the development and maintenance of a customer database over the past several years has enabled the Company to effectively utilize direct mail advertising.

Because wagering on horse racing and playing poker and table games are more complex than many other forms of gaming, such as slot machines or various lottery products, the Company continues to develop and conduct various educational programs, such as complimentary poker and table games lessons, tours of the Racetrack, wagering and handicapping classes and contests that it believes will make pari-mutuel wagering on horse racing and card playing more understandable to the general public.

(ix)          Employees

At March 25, 2010, the Company had 269 full-time employees and 246 part-time employees.  On a seasonal basis, the Company adds approximately 120 full-time and 250 part-time employees for live racing operations from early May until early September.  The Company’s management believes its employee relations are good.

(x)           Executive Officers

The executive officers of the Company, their ages and their positions with the Company are as follows:

Name	Age	Position with Company

Randall D. Sampson	51	President, CEO and General Manager

David C. Hansen	53	Vice President of Finance, CFO and Secretary

Mark A. Erickson	53	Vice President of Facilities

Michael J. Garin	54	Vice President of Non-Gaming Operations and Asst. Secretary

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

Michael J. Garin was recently named Vice President of Non-Gaming Operations in October 2009.  Prior thereto, Mr. Garin served as the Vice President of Hospitality since May of 1997.  He also previously served as President of Canterbury Park Concessions, Inc. from September 1995 to May of 1997.  From 1993 to 1994, Mr. Garin served as Food & Beverage Supervisor for Little Six, Inc., one of the largest tribal casino operations in the country.  Mr. Garin was President of MMR Vending, Inc., a regional vending company, from 1988 to 1992.  Prior to 1988, he was a Regional Director at General Mills Restaurant Group overseeing seven restaurants in three states.  Since 2007, Mr. Garin has served on the Board of Directors for the Minnesota Restaurant Association.

Item 1A.  RISK FACTORS

The Company is subject to risk factors that may affect our operating results.  Such risk factors include, but are not limited to, the matters discussed below as well as the additional risks discussed under Forward Looking Statements on page 27 of this Form 10-K for additional risks to which the Company is exposed.

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

In early 2005, the MRC granted a license to NMHI to construct and operate a harness racetrack in Columbus Township, Anoka County, MN, which is approximately 50 miles from the Racetrack.  This license authorized NMHI to engage in pari-mutuel wagering on live and simulcast racing for standardbred (harness) horses.  This racetrack opened in April of 2008 as Running Aces Harness Park (“Running Aces”).  In addition, Running Aces began card room operations in June of 2008.

We expect competition for our existing and future operations to increase both from Running Aces and existing tribal casinos.  In addition, several of our tribal gaming competitors have substantially larger marketing and financial resources than we do.  We are unable to predict with any certainty the effects of existing and future competition on our operating results.

A downturn in general economic conditions can adversely affect our results of operations.

Consumer demand for entertainment is particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities.  Changes in discretionary consumer spending or consumer preferences could be driven by factors such as perceived or actual general economic conditions including housing prices and the availability of credit; high energy, fuel and food costs; the increased cost of travel; the potential for bank failures; the weakening job market; perceived or actual disposable consumer income and wealth; fears of recession and changes in consumer confidence in the economy; or fears of war and future acts of terrorism.  These factors could reduce consumer demand for the leisure activities we offer, thus imposing practical limits on pricing and harming our operations.  Our revenues and profitability have been adversely affected by these factors during the last two years and are likely to be adversely affected in 2010.

We are subject to extensive regulation from gaming authorities that could adversely affect us.

The ownership and operation of our Racetrack and card room are subject to significant regulation by the MRC under the Racing Act and the rules adopted by the MRC.  The MRC has the authority to impose increases in the Class A and Class B license fees.  In addition, State law requires that we reimburse the MRC for its actual costs of regulating the card room, including personnel costs.  Increases in these licensing and regulatory costs could adversely affect our results of operations.

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

Our operations and oversight by the MRC are ultimately subject to the laws of Minnesota and there exists the risk that these laws may be amended in ways adverse to our operations.  In particular, we are required to pay taxes and fees in addition to normal federal, state and local income taxes, and such taxes and fees are subject to increase at any time.  From time to time, state and local legislators and officials have proposed changes in tax laws, or in the administration of laws affecting our industry, such as the allocation of each wagering pool to winning bettors, the Racetrack, purses and the MBF.  In addition, poor economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes.  It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws.  Such changes, if adopted, could have a material adverse effect on our operations.

We are also subject to laws in Minnesota that affect businesses generally.  It is possible, as a result of the legislative process, that legislation directly or indirectly adverse to the Company may be enacted into law.

We Depend on Key Personnel.

Our future success will depend largely on the skills, efforts and motivation of Randall D. Sampson, our President and Chief Executive Officer, and other executive officers and key personnel, on whom we are highly dependent. Our inability to retain key personnel could have a material, adverse impact on our business, financial condition and results of operations.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2.  PROPERTIES

General.

The Company’s facilities, which are owned and operated under the name “Canterbury Park,” are a modern complex of buildings and grounds, generally comparable to other major racetracks located throughout the country.  The Racetrack’s grandstand has a patron capacity of approximately 10,000 within enclosed areas and a maximum patron capacity of over 30,000 including outside areas around the grandstand.  The grandstand and most public outdoor areas contain numerous pari-mutuel windows, odds information boards, video monitors, concessions stands and other amenities.  The audio/visual system includes over 600 television monitors with most areas providing multi-screen viewing of the races.

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

Grandstand.

The grandstand is a modern, air-conditioned enclosed structure of approximately 275,000 square feet with a variety of facilities on six levels.  The lower level contains space for support functions such as jockey quarters, administrative offices, Racing Commission offices, first aid, mechanical and electrical rooms.  The track level includes pari-mutuel windows, restrooms, a variety of concession stands and other services as well as the card room, which occupies 22,000 square feet on the track level.  The mezzanine level contains 1,320 fixed seats in a glass-enclosed, air-conditioned area and an additional 3,000 seats located outside.  In addition to the seats, the mezzanine level contains pari-mutuel windows, restrooms, concession stands and other guest facilities.  A portion of the mezzanine level is currently being used as a simulcast center during live racing, and for banquets and other events during the off-season.  The kitchen level is an intermediate level located between the mezzanine and clubhouse floors.  It contains a full-service kitchen which supports a full dining menu for the track-side dining terraces on the clubhouse level and food preparation for the other concession areas.  The clubhouse level is a multi-purpose area serving as a simulcast center during wagering sessions on televised races, as well as a full-service dining area during the live racing season.  The clubhouse level includes 325 trackside tables, each equipped with a television set, with a total seating capacity of 1,200 patrons and an additional 1,000 seats are located in lounges located throughout the area.  The press box and officials’ level is located in the roof trusses over the clubhouse and contains work areas for the press, racing officials, closed-circuit television, photo finish and the track announcer.  In addition, the grandstand was structurally built to accommodate skyboxes under the press box/officials’ level, although none have yet been constructed.  Escalators and elevators are available to move patrons among the various levels within the grandstand.

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

RV Park.

The Company owns and operates a recreational vehicle (RV) park, located two miles from the Racetrack in Shakopee, Minnesota on approximately 29 acres adjacent to the Minnesota River.  The RV Park has 68 independent sites and 40 dependent sites, an indoor swimming pool, laundry facilities, game room and mini store.  In 2010, this property is being leased to an unaffiliated party, and it is expected the lessee will operate the RV Park similar to how it has been operated in the past, with sites being rented to horsemen participating in Canterbury’s racing operations, seasonal employees and the general public.

Undeveloped Land.

Approximately 100 acres of the 380 acres owned by the Company are not necessary for current operations.  This property could be sold in whole or in part, depending upon future opportunities.  The Company regularly evaluates other business activities and development opportunities that would maximize the use of the real estate surrounding the Racetrack and which would complement the Company’s primary businesses of horse racing and card room operations.  In June 2008, the Company announced that it had entered into a letter of intent with RED Development, LLC, a Kansas City based retail developer, to be its exclusive partner in a proposed retail and entertainment development on part of the Company’s property.  Although the Company has remained in communication with RED Development, due to the prolonged economic recession, the project was put on hold as retailers curbed their expansion efforts.

Use of Properites.

All three Company’s operating segments are housed in the Grandstand and use the parking facilities.  The racing surfaces, barns, and backside facilities are used exclusively by the Horse Racing segment.

Item 3.  LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.  From time to time, the Company is party to ordinary and routine litigation incidental to our business.  We do not expect the outcome of any such litigation pending at this time to have a material adverse effect on our consolidated financial position or results of operations.

Item 4.  (REMOVED AND RESERVED)

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)           MARKET INFORMATION

The Company’s common stock trades on the NASDAQ Global Market under the symbol CPHC.  Prior to August 26, 2008, it traded on the American Stock Exchange under the symbol ECP.  The table set forth below indicates the high and low sale prices for the Common Stock in the quarterly periods ending December 31, 2009 and 2008.

	2009		2008
	High	Low	High	Low
Common Stock

First Quarter	$7.43	$5.35	$12.05	$9.35
Second Quarter	7.32	5.83	11.20	8.10
Third Quarter	7.49	6.02	10.35	8.00
Fourth Quarter	7.59	6.03	8.99	5.75

(b)           HOLDERS

At March 11, 2010, the Company had 809 holders of record of its common stock.  In addition, on that date, a depository company held approximately 2,607,000 shares as nominee for an estimated 1,631 beneficial holders.

(c)           DIVIDENDS

The Company paid special cash dividends on its common stock of $.25 per share on July 11, 2008.  No special dividend was declared in 2009.

(d)           SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information as of December 31, 2009 regarding our equity compensation plans:

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category (1)	(a) Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in column (a))

Equity compensation plans approved by security holders:
1994 Stock Plan	403,244	$10.15	255,500
1995 Employee Stock Purchase Plan	—	—	111,672

Equity compensation plans not approved by security holders:
Stock Option Plan for Non-Employee Consultants and Advisors (2)	—	—	172,500

Total	403,244		539,672

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

(h)          PURCHASES OF EQUITY SECURITIES BY THE ISSUER

On January 16, 2008, the Company announced that its Board of Directors had authorized a program to repurchase up to an additional 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 12b-18 in open market transactions, block purchases of privately negotiated transactions.  During the fiscal year 2009, the Company did not repurchase any shares of common stock.  As of December 31, 2009, there are 33,457 shares that the Company may buy back as a result of this repurchase program.

Item 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for each of the five fiscal years ended December 31, 2009.  The operating and balance sheet data for the years ended and as of December 31, 2009, 2008, 2007, 2006, and 2005 are derived from our audited consolidated financial statements.  The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes thereto included elsewhere in this report.

(In thousands except for per share amounts)

	Year Ended December 31
OPERATING DATA	2009	2008	2007	2006	2005

Net Revenues	$39,589	$46,025	$52,880	$55,840	$54,920

Operating Expenses	39,363	45,310	48,723	50,660	49,474

Income Before Income Tax Expense	261	823	4,486	5,459	5,565

Income Tax Expense	(200)	(385)	(1,865)	(2,334)	(2,512)

Net Income	$61	$438	$2,621	$3,125	$3,053

Basic Net Income per Share	$.02	$.11	$.65	$.78	$.78
Diluted Net Income per Share	.02	.11	.62	.74	.73
Dividends per Share	.00	.25	.25	.25	.25

Cash Flow from Operations	$1,931	$1,649	$4,608	$5,973	$4,714

	At December 31
BALANCE SHEET DATA	2009	2008	2007	2006	2005

Land, Buildings & Equipment, Net	$23,850	$24,932	$25,038	$24,904	$22,694

Total Assets	31,752	32,244	36,106	34,351	31,440

Stockholders’ Equity	27,302	26,681	28,578	26,860	24,358

Number of Common Shares Outstanding at Year End	4,022	3,938	4,084	4,051	3,960

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Canterbury Park Holding Corporation, our operations and our present business environment.  This MD&A is provided as a supplement to — and should be read in conjunction with — our consolidated financial statements and the accompanying notes to the financial statements (the “Notes”).  Our actual results could differ materially from those anticipated in the forward-looking statements included in this discussion as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” and “Forward-Looking Statements” included elsewhere in this Annual Report.

STRATEGIC OVERVIEW

Canterbury Park Holding Corporation was incorporated under the laws of Minnesota and acquired land and buildings to conduct pari-mutuel horse racing operations in March 1994.  The Racetrack is located in Shakopee, Minnesota, approximately 25 miles southwest of downtown Minneapolis.  In May 1994, we commenced year-round pari-mutuel simulcast wagering operations and during the summer of 1995, we hosted the first annual live race meet.  Our live racing operations are a seasonal business as we host live race meets each year from May until late summer.  We earn additional pari-mutuel revenue by televising our live racing to out-of-state racetracks around the country.  We also derive revenues from related services and activities, such as advertising, admissions, parking and publication sales and from other entertainment events and activities held at the Racetrack.

In April 2000, we opened Canterbury Park’s card room.  The card room operates 24 hours a day, seven days a week and is limited by Minnesota State law to a maximum of 50 tables.  The card room currently offers a mix of both poker and table games up to this State maximum table limit.

Our three largest sources of revenues, card room operations, pari-mutuel operations and concessions sales, generate cash revenues.  Consequently, the Company is highly liquid and has not utilized its line of credit in over six years.

Financial Performance Summary	2009	2008	2007	2006	2005

Net Revenues	$39,589	$46,025	$52,880	$55,840	$54,920

Operating Expenses	39,363	45,310	48,723	50,660	49,474

Income Before Income Tax Expense	261	823	4,486	5,459	5,565

Income Tax Expense	(200)	(385)	(1,865)	(2,334)	(2,512)

Net Income	$61	$438	$2,621	$3,125	$3,053

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

Our facilities are modern by racetrack industry standards, and we have invested heavily in the past few years to update and upgrade them to meet the needs of our customers and horsemen.  Our 380-acre property with a prime location on the edge of the Minneapolis — St. Paul metropolitan area in one of the fastest-growing counties in Minnesota provides us with great long-term growth and development opportunities.  Our Board of

Directors is engaged in an evaluation of the highest and best potential uses of our underutilized land.  Our long-term strategic direction is to enhance the character of our property as a unique gaming and entertainment destination.

We have a strong commitment to live racing and have been particularly successful in attracting new customers and providing a quality live racing experience for our horse racing fans as well as the horsemen who enter their horses in live races at Canterbury Park.  The success of the card room has greatly enhanced our ability to offer a more competitive purse structure for live racing and has allowed us to make significant improvements to our Grandstand and the backside stabling and training facilities.  As a result, we have been near capacity for horses stabled at Canterbury Park during our recent live race meets.

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

CURRENT DEVELOPMENTS

In January 2010, the Company began an extensive remodeling project in our card room.  As a result, the card room was moved to a temporary location on the mezzanine level on January 25, 2010.  The Company plans to reopen the card room in its original location in April 2010.  The remodeling project is being conducted to redesign and enhance virtually every aspect of the room, including the décor, entrance, location of the bathrooms, and even the chairs.  We believe our customers will find that the remodel will greatly enhance their gaming experience, which will result in increased revenues.

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

Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 75.1% of our total assets at December 31, 2009.  We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired.  Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected future net cash flows.  Should the sum of the related expected future net cash flows be less than the carrying value, we will determine whether an impairment loss should be recognized.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.  To date, we have determined that no impairment of these assets exists.

Stock Based Employee Compensation — ASC 718, Compensation — Stock Compensation (“ASC 718”), requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value.  We utilize our judgment in determining the assumptions used to determine the fair value of options granted using a Black-Scholes model.

NEW ACCOUNTING PRONOUNCEMENTS

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

The Company adopted an update to ASC 820 — Fair Value Measurement and Disclosures (“ASC 820”) January 1, 2009 for non-financial assets.  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  ASC 820 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under ASC 820, fair value measurements are disclosed by level within that hierarchy.  The Company adopted ASC 820 for the fiscal year beginning January 1, 2008 for financial assets.  The adoption of ASC 820 and the update had no material impact on the Company’s financial position, results of operations, or cash flows.

The Company adopted an update to ASC 855 — Subsequent Events (“ASC 855”) on April 1, 2009.  ASC 855 provides guidance on when a subsequent event should be recognized in the financial statements. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date.  Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized.  The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued.  For non-recognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed. The standard is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 and the update had no material impact on the Company’s financial position, results of operations, or cash flows.

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

The Company is periodically involved in various claims and legal actions arising in the normal course of business.  Management believes that the resolution of any pending claims and legal actions at December 31, 2009 and as of the date of this report will not have a material impact on the consolidated financial statements.

OPERATIONS REVIEW

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA, a non-GAAP measure, for the periods ended December 31, 2009 and 2008:

	Dec. 31, 2009	Dec. 31, 2008
Net income	$60,970	$438,180
Interest income, net of interest expense	(35,583)	(107,773)
Income tax expense	199,800	384,700
Depreciation	2,094,174	2,141,023
EBITDA	$2,319,361	$2,856,130

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

EBITDA decreased slightly as a percentage of net revenues to 5.9% for the year ended December 31, 2009 compared to 6.2% for the year ended December, 2008.

Total net operating revenues for the year ended December 31, 2009 were $39.6 million, a decrease of $6,436,824, or 14.0%, compared to total operating revenues of $46.0 million for the year ended December 31, 2008.  Total card room revenues decreased 16.7%, pari-mutuel revenues decreased 14.7% and concession revenues decreased 11.4% in fiscal 2009 compared to fiscal 2008.   Discussions of pari-mutuel and card room revenues follow.

SUMMARY OF PARI-MUTUEL OPERATING DATA:

	Year Ended Dec. 31, 2009	Year Ended Dec. 31, 2008
Racing Days
Simulcast only days	301	297
Live and simulcast days	62	67
Total Racing Days	363	364
On-Track Handle
Simulcast handle on non-live race days	$27,934,000	$31,924,000
Simulcast handle on live race days	10,482,000	14,001,000
Total simulcast handle	38,416,000	45,925,000

Live racing handle	12,181,000	13,848,000
Total On-Track Handle	50,597,000	59,773,000

Out-of-state Live Handle	13,712,000	19,790,000
Total Handle	$64,309,000	$79,563,000
On-Track Average Daily Handle
Simulcast only days	$93,000	$107,000
Live and simulcast days	366,000	416,000

Pari-mutuel revenues include commission and breakage revenues on live on-track and simulcast racing, fees received from out-of-state racetracks for wagering on our live races and proceeds from uncashed winning tickets.  Pari-mutuel revenues decreased to $11.4 million in 2009 from $13.3 million in 2008, primarily reflecting a decrease in simulcast and on-track live racing handle in 2009 compared to 2008.

Total handle wagered on simulcast races in 2009 decreased $7,509,000, or 16.4%, compared to 2008.  The decrease is attributable to the severe recession and economic uncertainty that has adversely impacted discretionary spending on entertainment.  These conditions, which began in 2008, have continued to erode revenues throughout the fiscal year 2009.  In addition, the Company now faces direct pari-mutuel competition from Running Aces Harness Park (“Running Aces”), a harness track that opened in Anoka County in April 2008.  The Company also believes that an increasing number of Minnesota residents are unlawfully wagering on horse races by means of the Internet.

On-track live handle decreased by $1,667,000, or 12.0%, for the 2009 live meet compared to the live meet in 2008.  The decrease is partially due to the Company conducting 81 fewer races during 2009.  Also, the economic recession has adversely impacted discretionary spending on entertainment, which has also adversely affected on-track handle.

Wagering at out-of-state tracks on races conducted at the Racetrack during the 2009 live meet decreased $6,078,000, or 30.7%, compared to the 2008 meet primarily due to the severe recession and economic uncertainty prevailing throughout the country.  In addition, the Company conducted 81 fewer races during 2009, which led to a decrease in out-of-state handle.

Revenues recognized on proceeds from winning pari-mutuel tickets which were not presented for payment within one year of the end of the respective race meets decreased approximately $62,000 in 2009 compared to 2008, primarily due to reduced amounts wagered on simulcast horse races.

SUMMARY OF CARD ROOM REVENUES:	Year Ended Dec. 31, 2009	Year Ended Dec. 31, 2008

Poker Games	$11,520,000	$15,610,000
Table Games	6,930,000	7,459,000
Total Collection Revenue	18,450,000	23,069,000

Other Revenue	1,708,000	1,134,000

Total Card Room Revenue	$20,158,000	$24,203,000

Number of Days Offered	364	364
Average Revenue per Day	$55,400	$66,500

The primary source of card room revenue is a percentage of the wagers received from the players as compensation for providing the card room facility and services, referred to as “collection revenue”.  Other Revenue presented above includes fees collected for the administration of tournaments and amounts earned as reimbursement for the administrative costs of maintaining the jackpot funds.  Card room revenues represent 50.9% and 52.5% of net revenues for 2009 and 2008, respectively.

The card room is divided into two areas, the poker area and the table games area.  The average daily collection amount per game is dependent upon the number of tables utilized to offer the game.  Patron demand determines the number of tables to be used for a specific game.

Total card room revenue decreased $4,045,000, or 16.7%, compared to 2008.  The decrease in card room revenue is due primarily to the decrease in poker revenue of $4,090,000, or 26.2%, in 2009 over 2008.  The decrease is attributable to the economic recession that has adversely impacted discretionary spending on entertainment.  The economic recession, which began in 2008, has continued to erode revenues throughout 2009.  In addition, the Company now faces direct card room competition from Running Aces, who began their card room operations on June 30, 2008.  The Company believes patronage at Running Aces card room has had a material adverse effect on the Company’s card room revenue.

We expect that competition from Running Aces, illegal Internet wagering, wagering at tribal casinos will continue to put pressure on card room operating revenues in future periods.  As a result, we continue to search for opportunities to make Canterbury Park the most attractive alternative when our customers want to wager on card games.

Concession revenues decreased $682,000, or 11.4%, compared to 2008.  The decrease is primarily attributable to the decrease in simulcast and card room patronage.  Additionally, there were five less live race days in 2009, resulting in decreased concessions revenues.

Other revenue increased $211,000, or 7.7%, to $2,952,000 in fiscal year 2009 compared to 2008.  The increase in 2009 was due primarily to an increase in special events that were held at the facilities.  Promotional allowances decreased $36,000, or 15.9%, to $192,000 in 2009, also as a result of decreased patronage of the card room.

OPERATING EXPENSES

Total operating expenses decreased approximately $5,947,000, or 13.1%, to $39,363,000 in 2009, from $45,310,000 in 2008 primarily due to decreases in purses and other pari-mutuel expenses, as well as reductions in several expense areas, including salaries and benefits and utilities.  See below for a detailed quantification of each of these items.  Total operating expenses as a percentage of net revenues increased slightly to 99.4% from 98.4% in 2008.  We experienced a considerable decrease in pari-mutuel and card room revenues in 2009.

As a result, despite decreases in variable expenses, such as salaries and benefits, and purse expenses, operating expenses became a larger percentage of total revenues.

Total purse expense decreased $1,418,000, or 19.5%, in 2009 compared to 2008 as presented in the table below.  As discussed in greater detail in Item 1(c) (iv) above, Minnesota law requires us to allocate a portion of funds received from betting in the card room and wagering on simulcast and live horse races for future payment as purses for live horse races or other authorized uses.  While most of these funds are paid into the purse funds for thoroughbred, quarter horse and standardbred races, Minnesota law requires that a portion of funds allocated for purses be paid into the MBF.  A description of how the purse expense was derived from these three sources and allocated for purse expense and to the MBF is presented below.  The decline in card room revenues in 2009 compared to 2008 resulted in the decreases in card room purse and MBF expense shown in the table below.  Total purse expense associated with simulcast racing decreased in 2009 compared to 2008 is primarily due to lower wagering levels, while purse expense associated with live racing decreased primarily due to conducting 81 fewer races during 2009, which further resulted in decreased on-track handle.

	Purse Expense		Minnesota Breeders’ Fund Expense
	2009	2008	2009	2008

Card Room	$2,324,000	$3,168,000	$258,000	$360,000

Simulcast Racing	2,183,000	2,578,000	429,000	510,000

Live Racing	1,347,000	1,526,000	122,000	138,000

Total	$5,854,000	$7,272,000	$809,000	$1,008,000

Under Minnesota law, the Company is required to pay 10% of the first $6 million of gross card room revenues towards purses for live horse racing at the Racetrack.  After meeting the $6 million threshold, the Company must pay 14% of gross card room revenues as purse monies.  Of funds allocated for purses, the amounts paid are allocated 90% to the purse funds and 10% to the MBF.

The amounts paid to the purse fund for simulcast racing differ depending upon whether the simulcast wagering occurs during the “Racing Season,” a statutorily defined 25-week period beginning in early May each year, or outside of the Racing Season.  We paid an average of 5.68% of handle to the purse fund in 2009, compared to 5.61% in 2008.  We pay 5.50% of pari-mutuel simulcast commission revenues to the MBF; consequently, lower revenues result in lower MBF expense.

We also experienced a reduction in host fees of $241,000, or 13.3%, in 2009 compared to 2008 due to lower wagering experienced in 2009 compared to 2008.

Salary and benefit expenses decreased by $2,930,000, or 14.6%, for the twelve months ended December 31, 2009 compared to the twelve months ended December 31, 2008.  The decrease in salaries and benefits expense is primarily attributable to savings achieved through a reduction-in-force that occurred in October of 2008.  Additionally, the suspension of the bonus program, contributions to the Company’s Employee Stock Ownership Plan (ESOP), and 401(k) match contributions, as reported in prior filings, have continued to provide cost savings.  To further contain costs, the Company implemented a wage freeze program in 2009.

Utilities expense decreased $329,000, or 23.3%, in 2009 primarily due to efficiencies provided by a new building management system and decreased prices for utilities.

Advertising and marketing expenses declined $163,000, or 10.9%, in 2009 primarily due to lower advertising agency and related fees resulting from increased use of internal resources.

Net other income decreased $72,000, or 67.0%, in 2009 compared to 2008.  This decrease is primarily attributable to a $80,000 decrease in interest income on our primary bank account balance during 2009.

Income tax expense as a percentage of pre-tax income increased to 76.6% for the year ended December 31, 2009 from 46.8% for the year ended December 31, 2008.  The increase is primarily attributable to a reduced level of income before taxes while non-deductible lobbying expenses in 2009 remained relatively consistent with 2008.

Net income decreased $377,000, or 86.1%, to $61,000 for the year ended December 31, 2009 compared to $438,000 for the year ended December 31, 2008, reflecting substantially reduced revenues which were not fully matched by reduced expenses.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009, we had unrestricted cash and cash equivalents of $4.7 million compared to $3.7 million at December 31, 2008.  This $1.0 million increase consists of $1.9 million net cash provided by operating activities and $0.4 million net cash provided by financing activities, offset by $1.3 million net cash used in investing activities.  In addition, as of December 31, 2009, we had $3.0 million of capacity under a commercial revolving credit line as part of a general credit and security agreement with Bremer Bank that will expire on June 30, 2010.  The Company plans to renew this credit line before it expires.  We had no borrowings under the credit line in 2009 or 2008.

Our three largest sources of revenue, pari-mutuel wagering, card room operations and concessions, are all based on cash transactions.  Consequently, we have significant inflows of cash on a daily basis.  We designate cash balances which will be required to satisfy certain short-term liabilities such as progressive jackpots, the player pool and amounts due horsemen for purses and awards as “restricted” as a separate balance sheet item.

The Company’s table games are required by law to be “unbanked”.  “Unbanked” refers to a wagering system or game where wagers “lost” or “won” by the host are accumulated into a player pool liability for purposes of enhancing the total amount paid back to players in any other card game.  The Company may only serve as custodian of the player pool.  It may not have an active interest in any card game and does not recognize net “wins” or “losses” as revenue.  The Company is required to return accumulated player pool funds to the players through giveaways, promotional items, prizes or by other means.  The player pool liability was approximately $156,000 at December 31, 2009 compared to $294,000 at December 31, 2008.

The card room offers progressive jackpots for poker games.  Amounts collected for these jackpot funds are accrued as liabilities until paid to winners.  At December 31, 2009, accrued jackpot funds totaled approximately $486,000 compared to $636,000 at December 31, 2008.  The MRC regulates the operation of the player pool and progressive jackpot pools.  These liabilities have the potential for significant fluctuation on a daily basis.

All games in the card room are played using chips.  The value of chips issued and outstanding, referred to as the “outstanding chip liability,” was approximately $191,000 at December 31, 2009, compared to $189,000 at December 31, 2008.  This liability has the potential for significant fluctuation on a daily basis depending upon the demand for chip redemptions and sales.

Our second largest individual operating expense item is purse expense.  Pursuant to an agreement with the MHBPA, we transferred into a trust account or paid directly to the MHBPA approximately $5,525,000 and $6,534,000 in purse funds for the years ended December 31, 2009 and 2008, respectively.  Minnesota Statutes specify that amounts transferred into trust are the property of the trust and not the Company.  Unpaid purse fund obligations due the MHBPA were $35,422 and $48,251 at December 31, 2009 and 2008, respectively.  The weighted average interest rates on any purses accrued but not transferred into the trust were 4.50% on both December 31, 2009 and 2008.

The Company believes that unrestricted funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements for regular operations for the foreseeable future.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operations during the year ended December 31, 2009 was $1,930,905, which resulted primarily from net income of $60,970 and depreciation of $2,094,174, offset by a decrease in card room accruals of $513,830.  The decrease in card room accruals was primarily as a result of there being more days accrued in 2008 for the dealer tips.

Net cash provided by operations during the year ended December 31, 2008 was $1,648,538, which resulted primarily from net income of $438,180, depreciation of $2,141,023, and a decrease in restricted cash of $771,340, offset by a decrease in accounts payable and accrued wages and payroll taxes of $846,969 and a decrease in card room accruals of $724,583.  The decrease in restricted cash and card room accruals was primarily as a result of an increase in player promotions that were offered in 2008.

CASH FLOWS FROM INVESTING ACTIVITIES

Cash used in investing activities for the year ended December 31, 2009 of $1,340,178 resulted primarily from upgrades to our grandstand for approximately and the purchase of equipment for our backside operations.  In addition, in 2009, the Company purchased investments of $500,000 that will mature at various dates in 2010 and 2011.  Regarding the extensive remodeling project to the card room that began in January 2010, the Company anticipates using cash on hand to fund the project and to avoid drawing on its line of credit.

Cash used in investing activities for the year ended December 31, 2008 of $2,332,048 resulted primarily from the purchase of a building management system and upgrades to the grandstand building and card room.  In addition, in 2008, the Company purchased short-term investments of $200,000 that will mature at various dates in 2009.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash provided by financing activities was $404,739 for the year ended December 31, 2009 compared to cash used in financing activities of $2,621,148 for the year ended December 31, 2008. The 2009 cash inflow resulted solely from proceeds of $404,739 received upon the issuance of common stock due to the exercise of stock options and shares of common stock purchased by employees pursuant to our Employee Stock Purchase Plan.

Cash used in financing activities was $2,621,148 for the year ended December 31, 2008.  The 2008 net cash outflows resulted primarily from a $.25 per share cash dividend totaling $1,007,173 paid in July 2008.  In addition, throughout 2008 and pursuant to a Stock Repurchase Plan approved in January 2008, the Company repurchased 216,543 shares of common stock at an average price of $8.71 per share for a total cost of $1,886,034.  These outflows were partially offset by proceeds of $250,324 received upon the issuance of common stock due to the exercise of stock options and shares of common stock purchased by employees pursuant to our Employee Stock Purchase Plan and the related excess tax benefit of $21,735.

OFF-BALANCE SHEET ARRANGEMENTS

The Company currently has no off-balance sheet arrangements and has no intent to enter into any such agreements in the near future.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

In March 2008, the Company entered into a six-year totalizator service agreement with Scientific Games Inc.  Pursuant to the agreement, Scientific Games provides totalizator equipment and computer programs which record and process all wagers and calculate odds and payoffs.  In October 2008, the Company entered into a four-year service agreement to outsource its information technology (IT) function.  Amounts charged to operations under these agreements for the years ended December 31, 2009 and 2008 were approximately $644,000 and $377,000, respectively.

The Company has entered into operating leases for rental of office equipment, equipment to print certain publications, and track equipment to maintain the Racetrack.  Amounts charged to operations under these agreements for the years ended December 31, 2009 and 2008 were approximately $142,000 and $85,000, respectively.  All such leases expire on or before September 30, 2013.

Since December 31, 2009, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above.   As of December 31, 2009, we had no borrowings pursuant to our line of credit and were not party to capital lease obligations, significant purchase obligations or other long-term obligations.

FORWARD-LOOKING STATEMENTS

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, we may make forward-looking statements concerning possible or anticipated future financial performance, prospective business activities or plans which are typically preceded by words such as “believes,” “expects,” “anticipates,” “intends” or similar expressions.  For such forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in federal securities laws.  Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could affect our actual results and cause actual results to differ materially from those indicated in the forward-looking statements.  Such risks and uncertainties include, but are not limited to: material fluctuations in attendance at the Racetrack, material changes in the level of wagering by patrons, decline in interest in the unbanked card games offered at the card room, competition from other venues offering unbanked card games, or other forms of wagering, competition from other sports and entertainment options, costs associated with our efforts to obtain legislative authority for additional gaming options, increases in compensation and employee benefit costs, increases in the percentage of revenues allocated for purse fund payments, higher than expected expense related to new marketing initiatives, the impact of wagering products and technologies introduced by competitors, legislative and regulatory decisions and changes, the general health of the gaming sector, and other factors that are beyond our ability to control or predict.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Canterbury Park is not required to provide the information requested by this Item as it qualifies as a smaller reporting company.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)           Financial Statements

The following financial statements of the Company are set forth on pages 29 through 47 of the Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Canterbury Park Holding Corporation

We have audited the accompanying consolidated balance sheet of Canterbury Park Holding Corporation (a Minnesota corporation) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Canterbury Park Holding Corporation as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP

/s/ Grant Thornton LLP
Minneapolis, Minnesota
March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Canterbury Park Holding Corporation

Shakopee, Minnesota

We have audited the accompanying consolidated balance sheet of Canterbury Park Holding Corporation and subsidies (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Canterbury Park Holding Corporation and subsidies as of December 31, 2008, and the results of their operations and their cash flows for the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 31, 2009

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

	2009	2008

ASSETS

CURRENT ASSETS
Cash	$4,741,197	$3,745,731
Restricted cash	949,994	1,261,292
Short-term investments (Note 3)	365,894	312,995
Accounts receivable, net of allowance of $6,500 and $10,000, respectively	405,192	475,576
Inventory	178,512	213,682
Prepaid expenses	465,084	429,859
Income taxes receivable	168,979	566,436
Deferred income taxes (Note 4)	296,500	286,200
Due from Minnesota horsemen associations	32,353	—
Total current assets	7,603,705	7,291,771

LONG-TERM ASSETS
Deposits	20,000	20,000
Deferred income taxes (Note 4)	28,850	—
Long-term investments (Note 3)	250,000	—
Land, buildings and equipment, net (Note 2)	23,849,672	24,931,900

	$31,752,227	$32,243,671

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,061,658	$1,852,253
Card room accruals	1,175,383	1,689,213
Accrued wages and payroll taxes	635,182	1,189,088
Due to MHBPA (Note 1)	35,422	48,251
Accrued property taxes	511,136	513,816
Payable to horsepersons	31,444	95,217
Total current liabilities	4,450,225	5,387,838

DEFERRED INCOME TAXES (Note 4)	—	174,400

COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)	—	—

STOCKHOLDERS’ EQUITY (Notes 5 and 6)
Common stock, $.01 par value, 10,000,000 shares authorized, 4,021,702 and 3,938,021, respectively, shares issued and outstanding	40,217	39,380
Additional paid-in capital	15,648,200	15,089,438
Retained earnings	11,613,585	11,552,615
Total stockholders’ equity	27,302,002	26,681,433

	$31,752,227	$32,243,671

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

OPERATING REVENUES:
Pari-mutuel	$11,384,656	$13,342,050
Card room	20,158,313	24,202,920
Concessions	5,285,922	5,968,317
Other	2,952,128	2,740,976
Total Revenues	39,781,019	46,254,263
Less: Promotional allowances	(192,436)	(228,856)
Net Revenues	39,588,583	46,025,407

OPERATING EXPENSES:
Purses	5,853,656	7,271,833
Minnesota Breeders’ Fund	809,405	1,008,396
Other pari-mutuel expenses	1,570,032	1,825,255
Salaries and benefits	17,135,676	20,065,914
Cost of concession and other sales	2,937,619	3,318,263
Depreciation	2,094,174	2,141,023
Utilities	1,083,850	1,413,165
Advertising and marketing	1,330,485	1,493,401
Other	6,548,499	6,773,050
Total Operating Expenses	39,363,396	45,310,300

INCOME FROM OPERATIONS	225,187	715,107

OTHER (EXPENSE) INCOME:
Interest expense	(4,589)	(12,389)
Interest income	40,172	120,162
Net Other Income	35,583	107,773

INCOME BEFORE INCOME TAX EXPENSE	260,770	822,880

Income tax expense (Note 4)	(199,800)	(384,700)

NET INCOME	$60,970	$438,180

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,958,294	3,983,359

WEIGHTED AVERAGE NUMBER OF DILUTIVE SHARES OUTSTANDING	3,983,657	4,046,107

BASIC NET INCOME PER COMMON SHARE (Note 7)	$.02	$.11

DILUTED NET INCOME PER COMMON SHARE (Note 7)	$.02	$.11

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2009 AND 2008

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

Balance at December 31, 2007	4,084,087	$40,841	$15,395,778	$13,141,470	$28,578,089

Cash dividend paid	—	—	—	(1,007,173)	(1,007,173)
Exercise of stock options	60,098	601	200,987	—	201,588
Stock-based compensation	—	—	145,541	—	145,541
Tax benefit of stock option exercises	—	—	52,505	—	52,505
Common stock repurchase	(216,543)	(2,166)	(864,006)	(1,019,862)	(1,886,034)
Shares issued under Employee Stock Purchase Plan	5,879	59	48,678	—	48,737
Shares issued under Employee Stock Ownership Plan	10,000	100	109,900	—	110,000
Forfeited restricted shares	(5,500)	(55)	55	—
Net income	—	—	—	438,180	438,180

Balance at December 31, 2008	3,938,021	$39,380	$15,089,438	$11,552,615	$26,681,433

Exercise of stock options	79,837	798	376,918	—	377,716
Stock-based compensation	—	—	138,966	—	138,966
Tax benefit of stock option exercises	—	—	15,893	—	15,893
Shares issued under Employee Stock Purchase Plan	3,844	39	26,985	—	27,024
Net income	—	—	—	60,970	60,970

Balance at December 31, 2009	4,021,702	$40,217	$15,648,200	$11,613,585	$27,302,002

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Operating Activities:
Net income	$60,970	$438,180
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	2,094,174	2,141,023
Stock—based compensation expense	138,966	145,541
Excess tax benefit from exercise of stock options	—	(21,735)
Loss on sale of land, buildings & equipment	5,092	1,986
Tax benefit of stock option exercises	15,893	52,505
Deferred income taxes	(213,550)	(152,300)
Changes in operating assets and liabilities:
Decrease in accounts receivable	70,384	274,206
Decrease in restricted cash	311,298	771,340
Increase in other current assets	(55)	(20,390)
Decrease (increase) in income taxes receivable	397,457	(350,842)
Decrease in accounts payable and accrued wages & payroll taxes	(324,259)	(846,969)
Decrease in card room accruals	(513,830)	(724,583)
Decrease in accrued interest	—	(5,196)
(Decrease) increase in accrued property taxes	(2,680)	22,186
Decrease in payable to horsepersons	(63,773)	(67,714)
Decrease in due to MHBPA	(45,182)	(8,700)
Net cash provided by operations	1,930,905	1,648,538

Investing Activities:
Additions to land, buildings and equipment	(1,037,279)	(2,103,977)
Proceeds from sale of equipment	—	4,236
Proceeds from sale of investments	342,116	80,687
Purchase of investments	(645,015)	(312,994)
Net cash used in investing activities	(1,340,178)	(2,332,048)

Financing Activities:
Proceeds from issuance of common stock	404,739	250,324
Common stock repurchase	—	(1,886,034)
Cash dividend to shareholders	—	(1,007,173)
Excess tax benefit from exercise of stock options	—	21,735
Net cash provided by (used in) financing activities	404,739	(2,621,148)

Net increase (decrease) in cash	995,466	(3,304,658)

Cash at beginning of year	3,745,731	7,050,389

Cash at end of year	$4,741,197	$3,745,731

Non-cash investing and financing activities:
Additions to land, buildings and equipment funded through accounts payable	$11,487	$31,729
Non-cash exercise of stock options	$15,880	$20,000
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$—	$775,000

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009 AND 2008

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — Canterbury Park Holding Corporation was incorporated on March 24, 1994.  On March 29, 1994, the Company acquired all the outstanding securities of Jacobs Realty, Inc. (JRI) from Irwin Jacobs and IMR Fund, L.P. (an investment fund for various pension plans and trusts).  JRI was merged into the Company, and the acquisition was accounted for under the purchase method of accounting whereby the acquired assets and liabilities have been recorded at the Company’s cost.  The primary asset of JRI was Canterbury Downs Racetrack and the 325 acres of surrounding land.

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

Presentation — The Consolidated Statement of Operations, Consolidated Statement of Changes in Stockholders’ Equity, and Consolidated Statement of Cash Flows from the prior-period have been conformed to the 2009 presentation.  This presentation change and certain reclassifications in the footnotes had no effect on net income, earnings per share, or stockholders’ equity.

Revenue Recognition — Our revenues are derived primarily from the operations of a card room, pari-mutuel wagering on simulcast and live horse races, concession sales, and related activities.  Collection revenue from card room operations, a set percentage of wagers, is recognized at the time that the wagering process is complete.  Pari-mutuel revenues are recognized upon occurrence of the live race that is presented for wagering and after that live race is made official by the respective state’s racing regulatory body.  Revenues related to concession and publication sales and parking and admission fees are recognized as revenue when the service has been performed or the product has been delivered.

Estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Restricted Cash — Restricted cash represents refundable deposits and amounts due to horsemen for purses, stakes and awards, and amounts accumulated in card game progressive jackpot pools, the Player Pool and Poker Promotional Fund to be used to repay card players in the form of promotions, giveaways, prizes, or by other means.

Uncashed Winning Tickets — The Company records a liability for winning tickets upon the completion of a race.  As winning tickets are redeemed, this liability is reduced for the respective cash payment.

We recognize revenue associated with the uncashed winning tickets when the likelihood of the redemption of the winning ticket is remote.

Promotional Allowances — The Company offers certain promotional allowances at no charge to patrons who participate in our player rewards program.  The retail value of these promotional items is shown as a deduction from total revenues on the Company’s consolidated statements of operations.

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) — The Minnesota Pari-Mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from card room operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations.  Pursuant to an agreement with the MHBPA, the Company has transferred into a trust account or paid directly to the MHBPA, approximately $5,525,000 and $6,534,000 for the years ended December 31, 2009 and 2008, respectively, related to thoroughbred races.  Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company.  The interest rate on any purses accrued but not transferred into the trust was 4.50% on both December 31, 2009 and December 31, 2008.

Impairment of Long-Lived Assets — Management of the Company periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected future net cash flows.  Should the sum of the related expected future net cash flows be less than the carrying value, management will determine whether an impairment loss should be recognized.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.  To date, management has determined that no impairment of these assets exists.

Land, Buildings, and Equipment — Land, buildings, equipment, and building improvements are capitalized at a level of $1,000 or greater and are recorded at cost.  Repair and maintenance costs are charged to operations when incurred.  Furniture, fixtures, and equipment are depreciated using the straight-line method over estimated useful lives ranging from 5 — 7 years, while buildings are depreciated over 15 — 39 years.  Building improvements are amortized using the straight-line method over the useful life of the assets.

Card Room Accruals — Minnesota law allows the Company to collect amounts from patrons to fund progressive jackpot pools in the card room.  These amounts, along with amounts earned by the player pool, promotional pools and the outstanding chip liability, are accrued as short-term liabilities at each balance sheet date.

Income Taxes — Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to reverse.

We have adopted the provisions of ASC 740, Income Taxes (“ASC 740”).  ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of ASC 740 had no effect on the amounts previously recognized for income taxes.

Interest and penalties associated with uncertain income tax positions are presented in income tax expense. During the twelve months ended December 31, 2009, we have not recognized expense for interest and penalties and do not have any amounts accrued at December 31, 2009 and December 31, 2008 respectively, for the payment of interest and penalties.

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

The Company adopted an update to ASC 820 — Fair Value Measurement and Disclosures (“ASC 820”) January 1, 2009 for non-financial assets.  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  ASC 820 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under ASC 820, fair value measurements are disclosed by level within that hierarchy.  The Company adopted ASC 820 for the fiscal year beginning January 1, 2008 for financial assets.  The adoption of ASC 820 and the update had no material impact on the Company’s financial position, results of operations, or cash flows.

The Company adopted an update to ASC 855 — Subsequent Events (“ASC 855”) on April 1, 2009.  ASC 855 provides guidance on when a subsequent event should be recognized in the financial statements. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date.  Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized.  The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued.  For non-recognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed. The standard is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 and the update had no material impact on the Company’s financial position, results of operations, or cash flows.

Stock Based Employee Compensation — ASC 718, Compensation — Stock Compensation (“ASC 718”), requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value.

ASC 718 requires the use of a fair value based measurement method when granting stock options.  The Company selected the Black-Scholes method to measure the compensation cost for stock options.  The Black-Scholes method requires the use of significant assumptions to estimate the fair value of the stock option awards.  The expected term of both the board of director and key employee options was calculated using the simplified method.  The expected volatility was calculated primarily with reliance on historical volatility rates.  The Company assumed a dividend yield equivalent to historical dividend rates over the vesting period.  The risk-free rate utilized in the Black-Scholes calculations was the U.S. Constant Maturity Treasury Security for the period equivalent to the term of the option.

The fair value of options granted under the 1994 Stock Plan during 2009 and 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2009	2008
Dividend yield	4.12%	2.20%
Expected volatility	26%	15%
Risk-free interest rate	2.93%	3.62%
Expected term of options in years	6.3	7.3
Fair value of options on grant date	$111,455	$29,700

For more information on our stock-based compensation plans, see Note 6.

2.              LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment, at cost, consists of the following at December 31:

	2009	2008

Land	$6,673,076	$6,673,076
Buildings and building improvements	20,006,176	19,668,994
Furniture and equipment	15,794,200	15,206,430
	42,473,452	41,548,500
Accumulated depreciation	(18,623,780)	(16,616,600)
	$23,849,672	$24,931,900

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

Assets and liabilities measured at fair value on a recurring basis for December 31, 2009 and December 31, 2008 are summarized below:

	Fair Value Measurements as of December 31, 2009
Description	Total	Level 1	Level 2	Level 3

Short-term investments (Certificates of Deposit)	$365,894	$—	$365,894	$—
Long-term investments (Certificates of Deposit)	$250,000	$—	$250,000	$—
Total	$615,894	$—	$615,894	$—

	Fair Value Measurements as of December 31, 2008
Description	Total	Level 1	Level 2	Level 3

Short-term investments (Certificates of Deposit)	$312,995	$—	$312,995	$—
Total	$312,995	$—	$312,995	$—

4.     INCOME TAXES

A reconciliation between income taxes computed at the statutory federal income tax rate and the effective tax rate is as follows:

	2009	2008

Federal tax expense computed at statutory rate	$88,700	$279,800
Nondeductible lobbying expense	54,300	34,900
State expense, net of federal impact	28,800	61,500
Other	28,000	8,500
	$199,800	$384,700

Income tax expense for the years ended December 31, 2009 and 2008 consists of the following:

	2009	2008
Current
Federal	$304,000	$418,500
State	109,350	118,500
	413,350	537,000
Deferred, primarily Federal	(213,550)	(152,300)
	$199,800	$384,700

Current and long term temporary differences and tax carryforwards at December 31 are as follows:

	2009	2008
Current
Vacation accrual	$99,400	$105,400
Player rewards program accrual	173,400	157,800
Other	23,700	23,000
Net current deferred tax asset	$296,500	$286,200

	2009	2008
Long-Term
Tax depreciation greater than book depreciation	$(166,700)	$(313,100)
Deferred gain on sale of land	(104,000)	(104,000)
Stock options	263,900	216,900
Other	35,650	25,800
Net long-term deferred tax asset (liability)	$28,850	$(174,400)

We have adopted the provisions of ASC 740, Income Taxes (“ASC 740”).  ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of ASC 740 had no effect on the amounts previously recognized for income taxes.

Interest and penalties associated with uncertain income tax positions are presented in income tax expense. During the twelve months ended December 31, 2009, we have not recognized expense for interest and penalties and do not have any amounts accrued at December 31, 2009 and December 31, 2008 respectively, for the payment of interest and penalties.

The Company is subject to U.S. and Minnesota taxation.  The Company’s tax year for 2007 is subject to examination by the tax authorities.  With few exceptions, the Company is no longer subject to US federal, state, local or foreign examinations by tax authorities for years before 2007.

5.     STOCKHOLDERS’ EQUITY

Stock Options:

The Company’s 1994 Stock Plan (the “Plan”) provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and non-employees, including directors of and consultants to the Company and any subsidiary, to purchase up to a maximum of 1,450,000 shares of common stock.  Options that are granted under the Plan may be either options that qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (Incentive Stock Options), or those that do not qualify as Incentive Stock Options (Non-Qualified Stock Options).  The Plan is administered by the Board of Directors which determines the persons who are to receive awards under the Plan, the type of award to be granted, the number of shares subject to each award and, if an option, the exercise price of each option.  The Plan also provides for formula grants of Non-Qualified Stock Options to non-employee directors of the Company.

The Plan provides that payment of the exercise price may be made in the form of unrestricted shares of common stock already owned by the optionee.  The Company calculates the fair market value of unrestricted shares as the average of the high and low sales prices on the date of exercise.  See Note 6 below for further information regarding options granted under the Plan.

Employee Stock Purchase Plan:

On April 3, 1995, the Board of Directors adopted an Employee Stock Purchase Plan (the “ESPP”).  The ESPP is open to all employees of the Company working more than 15 hours per week.  The ESPP consists of one-year phases.  The phases commence on October 1 of each year and under the terms of the plan, employees are allowed to set aside a portion of their payroll earnings to purchase shares of the Company’s common stock.  The purchase price is 95% of the fair market value of the shares on the termination date of the phase.  The plan provides for the sale of up to 350,000 shares.  The plan issued 3,844 and 5,879 shares in 2009 and 2008, respectively.  The ESPP has issued a total of 238,328 shares since the inception.

401(k) Plan:

On June 1, 1998 the Company established a defined contribution savings plan for employees who had completed one year of service, as defined in the Plan document.  The defined contribution savings plan allows for employee compensation deferral contributions under Section 401(k) of the Internal Revenue Code and discretionary contributions by the Company.  Employer contributions charged to operations in 2009 and 2008 were approximately $28,000 and $275,000, respectively.  In January 2009, the Company suspended its employer contributions for fiscal 2009.

Employee Stock Ownership Plan:

In December 2004, the Company’s Board of Directors approved an Employee Stock Ownership Plan (the “ESOP”) effective for calendar years beginning January 1, 2004.  All eligible employees of the Company participate in the ESOP after completing one full calendar year of service.  Contributions to the ESOP are determined by the Board of Directors and can be made in cash or shares of the Company’s common stock.  Annual contributions are allocated to each participant based on compensation and vest in accordance with a six year graded vesting schedule.  Compensation expense for the ESOP is determined based on the average fair value of shares on the date the Company commits to the contribution to the ESOP.  For the purposes of earnings per share, ESOP shares are included in weighted-average common shares outstanding at year-end as the shares are committed to be contributed on that date.  On February 12, 2008, the Company committed to contribute 10,000 shares of the Company’s common stock valued at $109,900.  The shares were issued in March 2008 and were allocated to the accounts of eligible employees based upon their 2007 compensation during the first quarter of 2008.  On October 24, 2008, the Company suspended its ESOP contribution for fiscal 2008.  As of the date of this filing, the Company had taken no further action regarding possible re-introduction of the contribution.

Stock Repurchase Plan:

On January 16, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 12b-18.  During 2008, the Company repurchased 216,543 shares of common stock at an average price of $8.71 for an aggregate purchase price of $1,886,034.  The Company did not repurchase any shares in 2009.

6.     STOCK BASED COMPENSATION

The Plan, an equity based compensation plan, provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and non-employees, including directors of and consultants to the Company and any subsidiary, for up to a maximum of 1,450,000 shares of common stock.

Stock option activity related to the Plan during the years ended December 31, 2009 and 2008 is summarized below:

	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	470,000	$11.12	605,900	$11.00

Granted	115,000	6.09	15,000	11.35
Exercised	(82,506)	4.58	(61,900)	3.58
Expired/Forfeited	(99,250)	14.52	(89,000)	15.71

Outstanding at end of year	403,244	$10.15	470,000	$11.12

Options exercisable at end of year	335,744	$10.89	462,500	$11.07

The grant-date fair value of options outstanding and exercisable at December 31, 2009 and 2008 was $1,712,000 and $2,508,000, respectively.  The weighted average remaining contractual term of these options is 3.2 and 2.2 years, respectively.

The weighted-average grant-date fair value of options granted during the years 2009 and 2008 was $113,863 and $29,700, respectively.  The total fair value of options exercised during the years ended December 31, 2009 and 2008 was $247,000 and $155,000, respectively.

The following table summarizes information concerning all options outstanding and options exercisable as of December 31, 2009:

Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 5.00 — 7.50	221,244	4.8	$6.23	157,494	$6.32
$ 7.51 — 11.25	14,500	0.8	$9.83	14,500	$9.83
$ 11.26 — 16.50	75,000	6.1	$13.56	71,250	$11.51
$ 16.51 — 17.25	92,500	1.6	$16.81	92,500	$16.81
Total	403,244	4.2	$10.15	335,744	$10.89

Board of Director Grants

Each non-employee member of the Board of Directors receives an annual recurring grant of 3,000 non-qualified stock options.  On February 1, 2009 and February 1, 2008, 15,000 options were granted to the five board members with an exercise price equal to the market price on the date of grant of $6.66 and $11.35, respectively.  The stock options vest over a six-month period and expire in ten years.   The compensation cost associated with the Board of Director options of $18,900 and $29,700 was recognized as expense over the six-month vesting period in 2009 and 2008, respectively.

2006 Employee Stock Option Grant

On February 9, 2006, 15,000 employee stock options were granted.  The compensation cost associated with the employee stock option grant in 2006 is being recognized ratably over the four-year vesting period.  The compensation cost related to these employee option awards included in salaries and benefits expense for 2009 and 2008 was $5,146 and $11,578, respectively.  As of December 31,

2009, there was $386 of total unrecognized compensation cost related to these stock options which is expected to be recognized in 2010.

2006 Restricted Stock Grant

Also on February 9, 2006, 41,000 shares of restricted stock were granted to executive employees.  The restricted stock cliff vests in four years from the date of granting.  There was no activity during 2009.  In 2008, 5,500 shares were forfeited.  On December 31, 2009 there are 35,000 shares outstanding with a weighted average grant date fair value of $14.55.

Upon granting, compensation cost associated with the restricted stock grant was calculated as the market price on the date of grant of $14.55 for the 41,000 shares (reduced by estimated forfeitures) of $589,275.  In 2008, as forfeited shares had exceeded original estimated forfeitures, a new forfeiture rate was calculated.  As a result of this new calculation, the total estimated compensation cost for the restricted stock grant is $487,425.  In accordance with the modified prospective method, the compensation cost related to these awards included in salaries and benefits expense for the years ended December 31, 2009 and 2008 was $97,290 and $104,263, respectively.  As of December 31, 2009, there was $3,510 of total unrecognized compensation cost related to restricted stock compensation arrangements granted under the Plan which is expected to be recognized in 2010.

2009 Employee Stock Option Grant

In addition, on April 23, 2009, 100,000 options were granted to employees with an exercise price equal to the market price on the date of grant of $6.00.  The stock options vest over a 42-month period and expire in ten years.  The compensation cost associated with this grant of employee options is $92,555 to be recognized as expense over the 42-month vesting period.  The compensation cost related to these employee option awards included in salaries and benefits expense for 2009 was $17,630.  As of December 31, 2009, there was $74,925 of total unrecognized compensation cost related to these stock options which is expected to be recognized over 2.8 years.  The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $16,000 and $53,000 for 2009 and 2008, respectively.

7.     EARNINGS PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations:

	2009	2008

Net income (numerator) amounts used for basic and diluted per share computations:	$60,970	$438,180

Weighted average shares (denominator) of common stock outstanding:
Basic	3,958,294	3,983,359
Plus dilutive effect of stock options	25,363	62,748
Diluted	3,983,657	4,046,107

Net income per common share:
Basic	$.02	$.11
Diluted	.02	.11

Options to purchase 264,250 shares of common stock at an average of $11.86 per share were outstanding at December 31, 2009 but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

Options to purchase 337,500 shares of common stock at an average of $13.29 per share were outstanding at December 31, 2008 but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

8.     LINES OF CREDIT

The Company has a general credit agreement with Bremer Bank, which provides a revolving credit line.  On September 30, 2009, the Company signed an amendment with Bremer Bank extending the expiration date from September 30, 2009 to June 30, 2010 and adjusting the credit line from $5,000,000 to $3,000,000.  The Company had no borrowings under this credit line during 2009 and 2008.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of December 31, 2009.  The Company plans to renew this credit line before it expires.  Management believes that funds available under this line of credit, along with funds generated from card room and simulcast operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2010.

9.     OPERATING LEASES AND COMMITMENTS

Purchase Obligations

In March 2008, the Company entered into a six-year totalizator service agreement with Scientific Games Inc.  Pursuant to the agreement, Scientific Games provides totalizator equipment and computer programs which record and process all wagers and calculate odds and payoffs.  In October 2008, the Company entered into a four-year service agreement to outsource its information technology (IT) function.  Amounts charged to operations under these agreements for the years ended December 31, 2009 and 2008 were approximately $644,000 and $377,000, respectively.

Operating Lease Obligations

The Company has entered into operating leases for rental of office equipment, equipment to print certain publications, and track equipment to maintain the Racetrack.  Amounts charged to operations under these agreements for the years ended December 31, 2009 and 2008 were approximately $142,000 and $85,000, respectively.  All such leases expire on or before September 30, 2013.  Future lease payment obligations under these leases are provided in the table below.

FUTURE MINIMUM LEASE PAYMENTS

The following table reflects our future minimum lease payments as of December 31, 2009:

	Payments Due by Period
Lease Obligation	TOTAL	2010	2011	2012	2013

Operating Lease Obligations (1)	$253,500	$130,500	$66,900	$34,800	$21,300

(1)         Includes operating lease obligations for general office and printing equipment rental.

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

The Company is periodically involved in various claims and legal actions arising in the normal course of business.  Management believes that the resolution of any pending claims and legal actions at December 31, 2009 and as of the date of this report will not have a material impact on the consolidated financial statements.

The Company has committed to payment of statutory distributions under a $500,000 bond issued to the Minnesota Racing Commission.

11.  RELATED-PARTY TRANSACTIONS

The Company paid a total of $50,100 in both 2009 and 2008 to the Chair and Vice Chair of the Company in consideration for the services they provided pursuant to consulting agreements.  In addition, another non-employee Board member received $12,000 in both 2009 and 2008 for services regarding the Company’s strategic planning matters.

12.  OPERATING SEGMENTS

The Company has three reportable operating segments: horse racing, card room, and concessions.  The horse racing segment includes simulcast and live horse racing operations, the card room segment includes operations of Canterbury Park’s card room, and the concessions segment provides concessions during simulcast and live racing, in the card room and during special events.  The Company’s reportable operating segments are strategic business units that offer different products and services.  They are managed separately because the segments differ in the nature of the products and services provided, as well as processes to produce those products and services.  The horse racing and card room segments are regulated by the Minnesota Racing Commission.

Depreciation, interest expense and income taxes are allocated to the segments but no allocation is made to concessions for shared facilities.  However, the concessions segment paid approximately 25% of gross revenues on live racing and special event days to the horse racing segment for use of the facilities in 2009 and 2008.

The following tables provide information about the Company’s operating segments (in 000’s):

	Year Ended December 31, 2009
	Horse Racing	Card Room	Concessions	Total

Net revenues from external customers	$14,136	$20,158	$5,295	$39,589

Intersegment revenues	569	—	1,412	1,981

Net interest income	36	—	—	36

Depreciation	1,289	644	161	2,094

Segment (loss) income before income taxes	(1,684)	2,207	734	1,257

Segment Assets	$28,279	$2,841	$9,636	$40,756

	Year Ended December 31, 2008
	Horse Racing	Card Room	Concessions	Total

Net revenues from external customers	$15,830	$24,203	$5,992	$46,025

Intersegment revenues	703	—	1,745	2,448

Net interest income (expense)	108	—	—	108

Depreciation	1,389	591	161	2,141

Segment (loss) income before income taxes	(1,588)	2,708	787	1,907

Segment Assets	$28,050	$3,346	$8,710	$40,106

Included in horse racing segment revenues for the years ended December 31, 2009 and 2008 is approximately $390,000 and $277,000, respectively, for rental of the racing facility for special events and storage.

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	2009	2008
Revenues
Net revenues for reportable segments	$41,570	$48,473
Elimination of intersegment revenues	(1,981)	(2,448)
Total consolidated net revenues	$39,589	$46,025

Income before income taxes
Total segment income before income taxes	$1,257	$1,907
Elimination of intersegment income before income taxes	(996)	(1,084)
Total consolidated income before income taxes	$261	$823

	December 31, 2009	December 31, 2008
Assets
Total asset for reportable segments	$40,756	$40,106
Elimination of intercompany receivables	(9,004)	(7,862)
Total consolidated assets	$31,752	$32,244

13.   SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

	2009 Quarter Ended:
	March 31	June 30	September 30	December 31

Net revenues	$8,195,176	$11,160,254	$12,150,722	$8,082,431

Operating expenses	7,616,689	11,454,971	12,111,495	8,180,241

Net income (loss)	316,774	(173,099)	16,395	(99,100)

Basic earnings (loss) per share	.08	(.04)	.00	(.02)

Diluted earnings (loss) per share	.08	(.04)	.00	(.02)

	2008 Quarter Ended:
	March 31	June 30	September 30	December 31

Net revenues	$10,200,063	$13,804,893	$13,236,420	$8,784,031

Operating expenses	9,389,870	13,880,334	13,280,862	8,759,234

Net income	498,880	(35,419)	(40,795)	15,514

Basic earnings (loss) per share	.12	(.01)	(.01)	.00

Diluted earnings (loss) per share	.12	(.01)	(.01)	.00

14.   SUBSEQUENT EVENT

In January 2010, and in accordance with the Racing Act, the Company obtained approval from the MRC to remodel the card room.  Construction and architectural contracts with various firms were signed shortly thereafter, and the card room was moved to a temporary location on the mezzanine level on January 25, 2010.  The Company anticipates using cash on hand to fund the project and to avoid drawing on its line of credit.  As part of the remodel, the Company plans to dispose of assets during the first quarter of 2010 with a net book value between $850,000 and $1,050,000.  The remodeling project is expected to be complete in April 2010.  This charge will be taken in the first quarter of 2010 and will adversely affect net income.

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

The Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2009.  In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2009.

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

(c)                                            Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended December 31, 2009, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

Not Applicable.

PART III

Item 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Incorporated by Reference.

Information required under Item 401 (except as noted below), 405, 406, and 407 (c) (3), (d) (4), and (d) (5) of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2010 (the “2010 Proxy Statement”), a definitive copy of which will be filed with the Commission within 120 days of the close of the 2008 fiscal year, which information is incorporated herein by reference.  Information required under Item 402 of Regulation S-K regarding executive officers is presented under Item 1(c)(x) herein.

Code of Ethics

The Company has adopted a code of ethics applicable to all employees of and consultants to the Company.  A copy of the Code of Conduct can be obtained free of charge upon written request directed to the Company’s Secretary at the executive offices of the Company.

 Item 11.    EXECUTIVE COMPENSATION

Information required under Item 402 of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s 2010 Proxy Statement which information is incorporated herein by reference.

Item 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under Item 201(d) and 403 of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s 2010 Proxy Statement which information is incorporated herein by reference.

Item 13.              CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information, if any, required by Item 404 of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s 2010 Proxy Statement which information is incorporated herein by reference.

Item 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of this Form 10-K and Item 9(e) of Schedule 14A will be set forth in a section entitled “The Company’s Auditors” in the Company’s 2010 Proxy statement which information is incorporated herein by reference.

PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a).                         The following Consolidated Financial Statements of Canterbury Park Holding Corporation and subsidiaries are included in Part II, Item 8 pages 29-47:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008

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

Dated: March 31, 2010	CANTERBURY PARK HOLDING CORPORATION

	By	/s/ Randall D. Sampson
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

Signature	Title	Date

/s/ Curtis A. Sampson	Chairman of the Board	March 31, 2010
Curtis A. Sampson

/s/ Dale H. Schenian	Director; Vice Chairman	March 31, 2010
Dale H. Schenian

/s/ Randall D. Sampson	Chief Executive Officer, President, General Manager, Treasurer and Director	March 31, 2010
Randall D. Sampson

/s/ David C. Hansen	Chief Financial Officer*	March 31, 2010
David C. Hansen

/s/ Patrick R. Cruzen	Director	March 31, 2010
Patrick R. Cruzen

/s/ Carin J. Offerman	Director	March 31, 2010
Carin J. Offerman

/s/ Burton F. Dahlberg	Director	March 31, 2010
Burton F. Dahlberg

* Principal Accounting Officer

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

Exhibit Index To

Form 10-K for the Year Ended December 31, 2009

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

Filed as Exhibit 10.10 to the Form 10-KSB for the fiscal year ended December 31, 1998.

10.11	Stock Purchase Savings Plan	Filed as Exhibit 10.11 to Form 10-KSB for the fiscal year ended December 31, 1997 and incorporated herein by reference.

10.13	Stock Option Plan for Non-Employee Consultants and Advisors	Filed as Exhibit 4.3 to the Registration Statement on Form S-8 of the Company filed on August 28, 1997 (File No. 333-34509) and incorporated herein by reference.

21	Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

23.2	Consent of Independent Registered Public Accounting Firm	Filed herewith.

24	Power of Attorney	Included in signature page at page 50.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 0f 2002	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

The exhibits referred to in this Exhibit will be supplied to a shareholder at a charge of $.25 per page upon written request directed to Canterbury Park Holding Corporation at the executive offices of the Company.