Form 10-Q
period 2010-03-31
CANTERBURY PARK HOLDING CORP
filed 2010-05-17
CIK 926761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010.

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

The Company had 4,033,740 shares of common stock, $.01 par value, outstanding as of May 14, 2010.

Canterbury Park Holding Corporation

PART I - FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2010 AND DECEMBER 31, 2009 (Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$5,190,904	$4,741,197
Restricted cash	1,222,306	949,994
Short-term investments	339,377	365,894
Accounts receivable, net of allowance of $6,500	535,185	405,192
Inventory	186,096	178,512
Prepaid expenses	547,075	465,084
Income taxes receivable	—	168,979
Deferred income taxes	344,842	296,500
Due from Minnesota horsemen associations	—	32,353
Total current assets	8,365,785	7,603,705

LONG-TERM ASSETS
Deposits	20,000	20,000
Deferred income taxes	453,000	28,850
Long-term investments	250,000	250,000
Land, buildings and equipment, net of accumulated depreciation of $17,587,176 and $18,623,780, respectively	24,079,415	23,849,672

	$33,168,200	$31,752,227

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,218,528	$2,061,658
Card room accruals	1,452,749	1,175,383
Accrued wages and payroll taxes	828,271	635,182
Due to MHBPA	116,227	35,422
Accrued property taxes	642,461	511,136
Income taxes payable	129,171	—
Payable to horsepersons	70,658	31,444
Total current liabilities	6,458,065	4,450,225

DEFERRED INCOME TAXES	—	—

COMMITMENTS AND CONTINGENCIES (Note 6)	—	—

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,033,740 and 4,021,702 shares issued and outstanding, respectively	40,337	40,217
Additional paid-in capital	15,695,501	15,648,200
Retained earnings	10,974,297	11,613,585
Total stockholders’ equity	26,710,135	27,302,002
	$33,168,200	$31,752,227

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

PERIODS ENDED MARCH 31, 2010 AND 2009 (Unaudited)

	Three Months Ended March 31,
	2010	2009
OPERATING REVENUES:
Pari-mutuel	$1,821,031	$2,006,712
Card room	4,937,408	5,104,228
Concessions	739,898	786,332
Other	322,012	345,215
Total Revenues	7,820,349	8,242,487
Less: Promotional Allowances	(31,736)	(30,965)
Net Revenues	7,788,613	8,211,522

OPERATING EXPENSES:
Purse expense	772,624	751,526
Minnesota Breeders’ Fund	142,927	154,889
Other pari-mutuel expenses	319,073	344,957
Salaries and benefits	3,840,716	3,699,390
Cost of sales	484,080	478,039
Depreciation	491,700	582,150
Loss on disposal of assets	909,540	—
Utilities	243,925	255,257
Advertising and marketing	162,791	115,250
Other operating expenses	1,210,931	1,251,577
	8,578,307	7,633,035

(LOSS) INCOME FROM OPERATIONS	(789,694)	578,487

NONOPERATING REVENUES (EXPENSES):
Interest expense	(1,282)	(1,454)
Other, net	4,535	1,741
	3,253	287

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(786,441)	578,774

INCOME TAX BENEFIT (EXPENSE) (Note 1)	146,800	(262,000)

NET (LOSS) INCOME	$(639,641)	$316,774

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,032,629	3,947,930

WEIGHTED AVERAGE NUMBER OF DILUTIVE SHARES OUTSTANDING	4,032,629	3,952,602

BASIC NET (LOSS) INCOME PER COMMON SHARE (Note 1)	$(.16)	$.08

DILUTED NET (LOSS) INCOME PER COMMON SHARE (Note 1)	$(.16)	$.08

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

PERIODS ENDED MARCH 31, 2010 AND 2009 (Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating Activities:
Net (loss) income	$(639,641)	$316,774
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation	491,700	582,150
Loss on disposal of assets	909,540	—
Stock-based compensation expense	37,422	31,234
Decrease in deferred income taxes	(472,492)	(153,309)
Changes in operating assets and liabilities:
Increase in restricted cash	(272,312)	(394,367)
Increase in accounts receivable	(129,993)	(191,854)
Increase in other current assets	(89,575)	(96,967)
Decrease in income taxes receivable	298,150	415,309
Increase (decrease) in accounts payable and accrued wages and payroll taxes	540,777	(25,878)
Increase in card club accruals	277,366	106,521
Increase in accrued property taxes	131,325	131,298
Increase in payable to horsepersons	39,214	61,777
Increase in due to MHBPA	113,158	78,415
Net cash provided by operations	1,234,639	861,103

Investing Activities:
Additions to buildings and equipment	(821,448)	(188,325)
Proceeds from sale of investments	26,517	27,860
Net cash used in investing activities	(794,931)	(160,465)

Financing Activities
Proceeds from issuance of common stock	9,999	221,495
Net cash provided by financing activities	9,999	221,495

Net increase in cash	449,707	922,133

Cash at beginning of period	4,741,197	3,745,731

Cash at end of period	$5,190,904	$4,667,864

Supplemental disclosure of noncash investing activities:
Additions to buildings and equipment funded through accounts payable	$820,669	$39,333

Proceeds from issuance of common stock funded through shares swapped	$251,530	$15,880

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$33,000	—

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED MARCH 31, 2010 AND 2009 (Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management, contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of Canterbury Park Holding Corporation as of March 31, 2010 and December 31, 2009; the results of its operations and its cash flows for the three months ended March 31, 2010 and 2009.  The condensed consolidated balance sheet as of December 31, 2009 was derived from the audited financial statements.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Results for an interim period are not necessarily considered as indicative of results for a full year.

The complete summary of significant accounting policies is included in the notes to consolidated financial statements in the 2009 Annual Report on Form 10-K.

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — Canterbury Park Holding Corporation (the “Company”) was incorporated under the laws of Minnesota and acquired land and buildings to conduct pari-mutuel horse racing operations (the “Racetrack”) in March 1994.  The Racetrack is located in Shakopee, Minnesota, approximately 25 miles southwest of downtown Minneapolis.  In May 1994, we commenced year-round horse racing simulcast operations and hosted the first annual live race meet during the summer of 1995.  Our live racing operations are a seasonal business as we host live race meets each year from May until August.  We earn additional pari-mutuel revenue by televising our live racing to out-of-state racetracks around the country.  Canterbury Park’s card room operates 24 hours a day, seven days a week and is limited by Minnesota State law to a maximum of 50 tables.  The card room currently offers a variety of poker and table games.  Our three largest sources of revenues, card room operations, pari-mutuel operations and concessions sales, generate cash revenues.  We also derive revenues from related services and activities, such as advertising, admissions, parking and publication sales and from other entertainment events and activities held at the Racetrack.

Presentation — The Condensed Consolidated Statement of Operations from the prior-period has been conformed to the 2010 presentation.  This presentation change had no effect on net income, earnings per share, or stockholders’ equity.

Revenue Recognition — Our revenues are derived primarily from the operations of a card room, pari-mutuel wagering on simulcast and live horse races, concession sales, and related activities.  Collection revenue from card room operations is recognized at the time that the wagering process is complete.  Pari-mutuel revenues are recognized upon occurrence of the live race that is presented for wagering and after that live race is made official by the respective state’s racing regulatory body.  Revenues related to concession and publication sales and parking and admission fees are recognized as revenue when the service has been performed or the product has been delivered.

Estimates — The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Short-term Investments — Short-term investments consist of certificates of deposit held by the Company.  The maturity dates of these investments vary but are less than one year in length.

Restricted Cash — Restricted cash represents refundable deposits and amounts due to horsemen for purses, stakes and awards, and amounts accumulated in the player pool and jackpot pools to be used to repay card room players in the form of promotions, giveaways, prizes, or by other means.

Income Taxes — Income tax expense is computed by applying the estimated annual effective tax rate to the year-to-date income.  Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to reverse.

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

Net Income (Loss) Per Share — Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during each period.  The weighted average number of common shares outstanding for the three month period ended March 31, 2010 was 4,032,629.  The weighted average number of common shares outstanding for the three month period ended March 31, 2009 was 3,947,930.  Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding.  The Company’s potential common shares outstanding are stock options.  After considering the dilutive effect of stock options outstanding, the weighted average shares used to calculate diluted earnings per share for the three month period ended March 31, 2010 was 4,032,629.  The weighted average shares used to calculate diluted earnings per share for the three month period ended March 31, 2009 was 3,952,602.  Weighted average shares of 2,871 were considered anti-dilutive and excluded from the computation of common equivalent shares for the three months ended March 31, 2010, as the Company reported a net loss for that period.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”) — “Fair Value Measurements and Disclosures.”  ASU 2010-06 amends ASC 820-10, “Fair Value Measurements and Disclosures”, and requires new disclosures surrounding certain fair value measurements.  ASU 2010-06 was effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for the first interim and annual reporting periods beginning on or after December 15, 2010. The adoption of ASU 2010-06 did not have a material effect on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update No. 2010-16 (“ASU 2010-16”) “Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities.”  ASU 2010-16 codifies the consensus reached in Emerging Issues Task Force Issue No. 09-F, “Casino Base Jackpot Liabilities.”  ASU 2010-16 amends the ASC to clarify that an entity should not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can avoid paying the jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance in this ASU applies to both base and progressive jackpots. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. We are currently evaluating the requirements of ASU 2010-16 and have not yet determined the impact on our consolidated financial statements.

2.   STOCK-BASED COMPENSATION

Stock based compensation is recorded at fair value as of the date of grant and included in the salaries and benefits expense line item on the consolidated statements of operations and amounted to $37,422 and $31,234 during the three months ended March 31, 2010 and 2009, respectively.

Each non-employee member of the Board of Directors receives an annual recurring grant of 3,000 non-qualified stock options on the first business day in February.  On February 1, 2010, 15,000 options were granted to the five non-employee board members with an exercise price per share equal to the market price on the date of grant of $7.05.  The stock options vested over a six-month period and expire in ten years.  The compensation cost associated with this grant of Board of Director options is $45,450 and will be recognized as expense over the six-month vesting period.  On February 2, 2009, 15,000 options were granted to the five non-employee board members with an exercise price per share equal to the market price on the date of grant of $6.66.

In addition, on February 25, 2010, 86,500 options were granted to employees with an exercise price per share equal to the market price on the date of grant of $8.28.  The stock options vest over a 42-month period and expire in ten years.  The compensation cost associated with this grant of employee options is $282,355 to be recognized as expense over the 42-month vesting period.  On April 23, 2009, 100,000 options were granted to employees with an exercise price per share equal to the market price on the date of grant of $6.00.

The number of shares granted and the weighted average fair value per share during the periods presented were:

	Three Months Ended
	March 31, 2010		March 31, 2009
		Weighted		Weighted
		Average		Average
		Fair Value		Fair Value
	Grant	Per Share	Grant	Per Share

Board stock options	15,000	$3.03	15,000	$1.26
Employee stock options	86,500	$3.79	—	—

Total options	101,500		15,000

The fair value of stock options granted under the Company’s 1994 Stock Plan during the first three months of 2010 and 2009 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2010	2009
Dividend yield	0.00%	3.75%
Weighted-average volatility	43%	26%
Risk-free interest rate	2.66%	2.76%
Expected term of stock options in years	6.0	7.4
Fair value of stock options on grant date	$327,805	$18,900

A summary of stock option activity as of March 31, 2010 and changes during the three months then ended is presented below:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Grant Date
Stock Options	Shares	Price	Term	Fair Value

Outstanding at January 1, 2010	403,244	$10.15

Granted	101,500	8.10
Exercised	(46,494)	5.63
Expired/Forfeited	(12,500)	16.75

Outstanding at March 31, 2010	445,750	$9.97	5.8 Years	$4,443,725

Exercisable at March 31, 2010	280,500	$11.55	3.6 Years	$3,239,255

A summary of stock option activity as of March 31, 2009 and changes during the three months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Grant Date
Stock Options	Shares	Price	Term	Fair Value

Outstanding at January 1, 2009	470,000	$11.12

Granted	15,000	6.66
Exercised	(55,000)	4.32
Expired/Forfeited	(81,000)	16.04

Outstanding at March 31, 2009	349,000	$10.86	3.2 Years	$3,790,630

Exercisable at March 31, 2009	330,250	$11.01	2.9 Years	$3,636,168

Employee Stock Ownership Plan — Prior to 2008, the Company contributed shares of its common stock to its Employee Stock Ownership Plan (“ESOP”).  However, on October 24, 2008, the Company announced it would not contribute shares to the ESOP for fiscal 2008.  Since then, the Company has not taken any action to reinstate contributions to the ESOP.

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

Assets and liabilities measured at fair value on a recurring basis for March 31, 2010 and December 31, 2009 are summarized below:

	Fair Value Measurements as of March 31, 2010
Description	Total	Level 1	Level 2	Level 3

Short-term investments (Certificates of Deposit)	$339,377	$—	$339,377	$—
Long-term investments (Certificates of Deposit)	$250,000	$—	$250,000	$—

Total	$589,377	$—	$589,377	$—

	Fair Value Measurements as of December 31, 2009
Description	Total	Level 1	Level 2	Level 3

Short-term investments (Certificates of Deposit)	$365,894	$—	$365,894	$—
Long-term investments (Certificates of Deposit)	$250,000	$—	$250,000	$—

Total	$615,894	$—	$615,894	$—

4.               GENERAL CREDIT AGREEMENT

The Company has a general credit agreement with Bremer Bank, which provides a revolving credit line.  On September 30, 2009, the Company signed an amendment with Bremer Bank extending the expiration date from September 30, 2009 to June 30, 2010 and adjusting the credit line from $5,000,000 to $3,000,000.  The Company had no borrowings under this credit line at March 31, 2010 and December 31, 2009.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of March 31, 2010.  The Company believes that unrestricted funds available in its cash accounts, funds available under this line of credit, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2010.

5.   OPERATING SEGMENTS

During the first three months of 2010 and 2009, the Company had three reportable operating segments:  horse racing, card room, and concessions.  The horse racing segment primarily represents simulcast and live horse racing operations.  The card room segment primarily represents operations of Canterbury Park’s card room, and the concessions segment primarily represents food and beverage operations provided during simulcast and live racing, in the card room, and during special events.  The Company’s reportable operating segments are strategic business units that offer different products and services.  They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services.  The Minnesota Racing Commission regulates the horse racing and card room segments.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the 2009 Annual Report on Form 10-K.

Depreciation, interest expense and income taxes are allocated to the segments but no allocation is made to concessions for shared facilities.  However, the concessions segment pays approximately 25% of gross revenues earned on live racing and special event days to the horse racing segment for use of the facilities.

The following tables provide information about the Company’s operating segments (in 000’s):

	Three Months Ended March 31, 2010
	Horse Racing	Card Room	Concessions	Total

Net revenues from external customers	$2,111	$4,938	$740	$7,789

Intersegment revenues	60	—	304	364

Net interest income	3	—	—	3

Depreciation	294	158	40	492

Segment loss before income taxes	(139)	(589)	(108)	(836)

Segment (loss) income before income taxes and one-time loss on disposal of assets	(139)	321	(108)	74

Segment Assets	$30,637	$1,786	$9,677	$42,100

	Three Months Ended March 31, 2009
	Horse Racing	Card Room	Concessions	Total

Net revenues from external customers	$2,320	$5,104	$788	$8,212

Intersegment revenues	90	—	335	425

Net interest income	—	—	—	—

Depreciation	377	162	43	582

Segment income before income taxes	88	552	24	664

At December 31, 2009

Segment Assets	$28,279	$2,841	$9,636	$40,756

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Three Months Ended March 31,
	2010	2009
Revenues
Total net revenue for reportable segments	$8,153	$8,637
Elimination of intersegment revenues	(364)	(425)
Total consolidated net revenues	$7,789	$8,212

(Loss) income before income taxes
Total segment (loss) income before income taxes	$(836)	$664
Elimination of intersegment loss (income) before income taxes	50	(85)
Total consolidated (loss) income before income taxes	$(786)	$579

	March 31,	December 31,
	2010	2009
Assets
Total assets for reportable segments	$42,100	$40,756
Elimination of intercompany receivables	(8,932)	(9,004)
Total consolidated assets	$33,168	$31,752

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

The Company periodically is subject to claims or involved in legal proceedings arising in the normal course of business.  At March 31, 2010, management believes that the resolution of any pending claims or legal proceedings will not have a material impact on the consolidated financial statements.

7.     LOSS ON DISPOSAL OF ASSETS

In January 2010, and in accordance with Minnesota Statute 240, the Company obtained approval from the MRC to remodel its existing card room.  Construction and architectural contracts with various firms were signed shortly thereafter, and the card room was moved to a temporary location on the mezzanine level on January 25, 2010.  The Company anticipates using cash on hand to fund the project and to avoid drawing on its line of credit.  As part of the remodeling project, the Company disposed of assets during the first quarter of 2010 with an original cost of $2,354,619 and associated accumulated depreciation of $1,445,079, resulting in a loss on disposal of $909,540.  The remodeling project was completed during the second quarter of 2010 and on April 14, 2010, Canterbury Park opened its new Card Casino.

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

Overview:

Canterbury Park Holding Corporation (the “Company”) owns and operates the Canterbury Park Racetrack and card room in Shakopee, Minnesota (the “Racetrack”).  The primary businesses of the Company are simulcast and live pari-mutuel horse racing, hosting unbanked card games, and food and beverage operations.

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

Canterbury Park’s card room hosts “unbanked” card games in which players compete against each other and not against the house.  The card room is open twenty-four hours a day, seven days a week.  Under Minnesota law, the Company is required to pay up to 14% of the gross card room revenues to the Racetrack’s purse fund and the State of Minnesota Breeders’ Fund.

The Company also generates revenues from other activities such as parking fees and from the sale of food and beverage, programs and other racing publications, and corporate sponsorships.  Additional revenues are derived from the use of the Racetrack facilities for special events such as concerts, craft shows and snowmobile racing.

Operations Review for the Three Months Ended March 31, 2010 and March 31, 2009:

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and Adjusted EBITDA, non-GAAP measures, for the periods ended March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009
Net (loss) income	$(639,641)	$316,774
Other income, net of interest expense	(3,253)	(287)
Income tax (benefit) expense	(146,800)	262,000
Depreciation	491,700	582,150
EBITDA	$(297,994)	$1,160,637
Loss on disposal of assets	909,540	—
Adjusted EBITDA	$611,546	$1,160,637

EBITDA represents earnings before interest income, income tax expense, and depreciation and amortization.  EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles (“GAAP”), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance, or cash flows from operating activities as a measure of liquidity.  EBITDA has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry.  Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do.  Adjusted EBITDA is calculated as EBITDA with the addition of material, one-time non-cash expenses.  During the quarter ended March 31, 2010, this included the loss on disposal of assets during the remodel of our card room.

Adjusted EBITDA as a percentage of net revenues was 7.9% for the first quarter ended March 31, 2010 compared to 14.2% for the first quarter ended March 31, 2009.  The decrease is attributable to an increase in salaries and benefits, due to factors described below, and other fixed costs that are not able to adjust downward with similar decreases in revenue.

Total net revenues decreased $422,909, or 5.2%, during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  The decrease is due primarily to reductions of 9.3% and 3.3% in pari-mutuel and card room revenues, respectively.

Pari-mutuel revenue decreased $185,681, or 9.3%, in the three-month period ended March 31, 2010 compared to the same period in 2009.  Total handle was approximately $8.2 million, or 10.4%, lower than total handle of $9.1 million during the same quarter a year ago.  The decrease is attributable to the economic recession that has adversely impacted discretionary spending on entertainment.  In addition, inclement weather during the first quarter of 2010 resulted in the cancellation of a significant number of races at racetracks simulcasting their signal to our racetrack.  Finally, the Company believes that an increasing number of Minnesota residents are unlawfully wagering on horse races over the Internet.  See the “Summary of Pari-Mutuel Data” below.

	Three Months Ended March 31,
Summary of Pari-Mutuel Data:	2010	2009

Simulcast racing days	90	90

On-track simulcast handle	$8,172,000	$9,123,000

Average daily handle	$90,800	$101,000

Total card room revenue decreased $166,820, or 3.3%, for the first three months of 2010 compared to the same period in 2009.  The primary source of card room revenue is a percentage of the wagers received from the players as compensation for providing the card room facility and services, referred to as the “collection revenue”.  Other revenue includes fees collected for the administration of tournaments, and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds.  Poker collection revenue fell $419,047, or 13.2%, compared to the first quarter of 2009.  The Company believes that the decrease is largely attributable to the economic recession that has adversely impacted discretionary spending on entertainment.  In addition, the Company believes an increasing number of Minnesota residents unlawfully wager on poker over the Internet.  In spite of the economic recession noted above, table games collection revenue increased $166,596, or 10.4%, compared to the first three months of 2009.  The Company believes its smoke-free environment and variety of gaming options have resulted in an increased market share for table games.  Total card room revenues represented 63.4% and 62.2% of net revenues for the three-month periods ended March 31, 2010 and 2009, respectively.

See the “Summary of Card Room Data” below.

	Three Months Ended March 31,
Summary of Card Room Data:	2010	2009

Poker Games	$2,758,000	$3,177,000
Table Games	1,761,000	1,594,000
Total Collection Revenue	4,519,000	4,771,000

Other Revenue	418,000	333,000
Total Card Room Revenue	$4,937,000	$5,104,000

Number of Days Offered	90	90
Average Revenue per Day	$55,000	$57,000

Concession revenues decreased $46,434, or 5.9%, for the quarter ended March 31, 2010 compared to the first quarter of 2009.  The decrease is primarily attributable to discounted prices in the temporary card room location due to our remodeling project.

Total operating expenses in the first quarter of 2010 increased by $945,272, or 12.4%, compared to the three-month period ended March 31, 2009.  See below for a further discussion of operating expenses.

Total expense for statutory purses and the Minnesota Breeders’ Fund remained relatively flat at approximately $916,000 for the quarter ended March 31, 2010 compared to $906,000 for the quarter ended March 31, 2009.

The following table provides additional information regarding purse and Breeders’ Fund Expense:

	Purse Expense		Minnesota Breeders’ Fund Expense
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009

Card Room	$444,367	$459,381	$49,374	$51,042

Simulcast Racing	328,257	292,145	93,553	103,847

Total	$772,624	$751,526	$142,927	$154,889

Salary and benefit costs increased $141,326, or 3.8%, compared to the first quarter of 2009.  Savings from reduced hours worked and the suspension of 401 (k) match contributions were more than offset by an increase in health care costs, an increase in the payroll tax rate by the State of Minnesota, and a federal minimum wage increase in July of 2009.  Advertising and marketing costs increased $47,541, or 41.3%, compared to the first quarter of 2009 primarily as a result of consulting fees related to building our direct marketing capabilities.  We expect that these upgrades will make the Company more competitive in attracting high value customers.

Loss before income taxes was $786,441, for the three months ended March 31, 2010 compared to income before income taxes of $578,774 for the three months ended March 31, 2009.  Income tax benefit was $146,800 for the first quarter of 2010 compared to income tax expense of $262,000 for the first quarters of 2009, resulting in net loss and net income of $639,641 and $316,774, for 2010 and 2009, respectively.

Contingencies:

There have been no material changes in the contingencies reported under Item 7 in our Annual Report on Form 10-K for our year ended December 31, 2009 and such information is incorporated herein by reference.

Liquidity and Capital Resources:

Cash provided by operating activities for the three months ended March 31, 2010 was $1,234,639 and resulted principally from a net loss of $639,641 that was more than offset by a one-time loss on disposal of assets in the amount of $909,540 relating to the remodel of our card room.  Additionally, depreciation of $491,700 and an increase in accounts payable, accrued wages and payroll taxes of $540,777, which was also due to the remodel of our card room, contributed to the net cash provided by operations for the first quarter of 2010.  Cash provided by operating activities for the three months ended March 31, 2009 was $861,103 and resulted principally from net income of $316,774, depreciation of $582,150, and a decrease in income taxes receivable of $415,309.  These items were partially offset by an increase in restricted cash of $394,367 due primarily to an increase in the player pool of $248,176.  Pursuant to an agreement with the Minnesota Horsemen’s Benevolent and Protective Association (MHBPA), during the three months ended March 31, 2010 and 2009, the Company transferred into a trust account for these purposes or paid directly to the MHBPA approximately $675,000 and $600,000, respectively.

Net cash used in investing activities for the first quarter of 2010 of $821,448 was used primarily for the remodeling of our card room.  Net cash used in investing activities for the first quarter of 2009 of $160,465 was used primarily on equipment for backside operations.

Net cash provided by financing activities during the first three months of 2010 consisted solely of proceeds received upon the exercise of stock options of $9,999.  Net cash provided by financing activities during the first three months of 2009 consisted solely of proceeds received upon the exercise of stock options of $221,495.

The Company has a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000 until June 30, 2010 with interest at the prime rate but not less than 4.5% per annum.  The Company had no borrowings under the line of credit at March 31, 2010 or December 31, 2009.  The credit agreement contains covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements at all times throughout the quarter ended March 31, 2010.

Unrestricted cash balances at March 31, 2010 were $5,190,904 compared to $4,741,197 at December 31, 2009.  The Company believes that funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2010 for regular operations.

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

Our significant accounting policies are included in Note 1 to our consolidated financial statements in our 2009 Annual Report on Form 10-K. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 72.6% of our total assets at March 31, 2010.  We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed.  Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected future net cash flows.  Should the sum of the related expected future net cash flows be less than the carrying value, we will determine whether an impairment loss should be recognized.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.  To date, we have determined that no impairment of these assets exists.

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

Commitments and Contractual Obligations:

There have been no material changes in our outstanding commitments and contractual obligations since those reported at December 31, 2009.

Legislation:

As discussed in our previous filings with the SEC, the Company has supported over the past several years, and is currently supporting in the 2010 session of the Minnesota Legislature, legislation that would authorize slot machines at the Racetrack (referred to as a “Racino”).  Based on the success of Racinos in several other states, we continue to believe that if a Racino was authorized at the Racetrack on similar terms to legislation approved in other states, it would enhance horse racing with increased purses, provide growth and development opportunities for the Company, and provide new tax revenues for state and local governments facing significant deficit issues.

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

fluctuations in attendance at the Racetrack, material changes in the level of wagering by patrons, decline in interest in the unbanked card games offered in the card room, legislative and regulatory changes, the impact of wagering products and technologies introduced by competitors; increases in the percentage of revenues allocated for purse fund payments; increase in compensation and employee benefit costs; the economic health of the gaming sector; higher than expected expense related to new marketing initiatives; and other factors discussed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009 and in the Company’s other filings with the Securities and Exchange Commission.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Canterbury Park is not required to provide the information requested by this Item as it qualifies as a smaller reporting company.

ITEM 4:     CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures:

The Company’s Chief Executive Officer, Randall D. Sampson, and Chief Financial Officer, David C. Hansen, have reviewed the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based upon this review, these officers have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b)           Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended March 31, 2010 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                    Legal Proceedings

Not Applicable.

Item 1A.                 Risk Factors

There have been no material changes to the Risk Factors reported under Item 1A in the Form 10-K for the year ended December 31, 2009, and the statement of risk factors presented therein are incorporated by reference herein.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Not Applicable.

(b)   Not Applicable.

(c)   On January 16, 2008, the Company announced that its Board of Directors had authorized a program to repurchase up to an additional 250,000 shares of the Company’s common stock.  During the first quarter of 2010, the Company did not repurchase any shares of common stock.  As of March 31, 2010, there are 33,457 shares at maximum that the Company may buy back as a result of this repurchase program.

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

Canterbury Park Holding Corporation

Dated: May 17, 2010	/s/ Randall D. Sampson
Randall D. Sampson,
President, and Chief Executive Officer

Dated: May 17, 2010	/s/ David C. Hansen
David C. Hansen,
Vice President, and Chief Financial Officer