Form 10-Q
period 2010-06-30
CANTERBURY PARK HOLDING CORP
filed 2010-08-16
CIK 926761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010.

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

The Company had 4,037,615 shares of common stock, $.01 par value, outstanding as of August 12, 2010.

Canterbury Park Holding Corporation

PART 1 - FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2010 AND DECEMBER 31, 2009 (Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$4,335,065	$4,741,197
Restricted cash	2,807,730	949,994
Short-term investments	373,911	365,894
Accounts receivable, net of allowance of $6,500	504,774	405,192
Inventory	367,797	178,512
Prepaid expenses	606,723	465,084
Income taxes receivable	—	168,979
Deferred income taxes	425,542	296,500
Due from Minnesota horsemen associations	34,676	32,353
Total current assets	9,456,218	7,603,705

LONG-TERM ASSETS
Deposits	20,000	20,000
Deferred income taxes	537,000	28,850
Long-term investments	250,000	250,000
Land, buildings and equipment, net of accumulated depreciation of $18,051,128 and $18,623,780, respectively	24,635,841	23,849,672
	$34,899,059	$31,752,227

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,595,209	$2,061,658
Card Casino accruals	1,542,864	1,175,383
Accrued wages and payroll taxes	1,504,446	635,182
Due to MHBPA	146,151	35,422
Accrued property taxes	509,566	511,136
Income taxes payable	138,822	—
Payable to horsepersons	42,057	31,444
Total current liabilities	8,479,115	4,450,225

COMMITMENTS AND CONTINGENCIES (Note 6)	—	—

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,037,615 and 4,021,702, respectively, shares issued and outstanding	40,376	40,217
Additional paid-in capital	15,786,240	15,648,200
Retained earnings	10,593,328	11,613,585
Total stockholders’ equity	26,419,944	27,302,002
	$34,899,059	$31,752,227

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

PERIODS ENDED JUNE 30, 2010 AND 2009 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
OPERATING REVENUES:
Pari-mutuel	$3,124,218	$3,508,009	$4,945,249	$5,514,721
Card Casino	5,989,675	5,110,371	10,927,083	10,214,599
Concessions	1,624,298	1,688,373	2,364,196	2,474,705
Other	758,800	919,858	1,080,812	1,265,073
Total Revenues	11,496,991	11,226,611	19,317,340	19,469,098
Less: Promotional Allowances	(43,112)	(52,020)	(74,848)	(82,985)
Net Revenues	11,453,879	11,174,591	19,242,492	19,386,113

OPERATING EXPENSES:
Purse expense	1,756,750	1,808,177	2,529,374	2,559,703
Minnesota Breeders’ Fund	227,242	239,993	370,169	394,882
Other pari-mutuel expenses	450,441	488,896	769,514	833,853
Salaries and benefits	5,160,576	4,775,900	9,001,292	8,475,290
Cost of sales	938,816	900,121	1,422,896	1,378,160
Depreciation	496,275	496,140	987,975	1,078,290
Loss on disposal of assets	—	—	909,540	—
Utilities	283,121	262,335	527,046	517,592
Advertising and marketing	545,645	547,825	708,436	663,075
Other	2,130,553	1,949,921	3,341,484	3,201,498
	11,989,419	11,469,308	20,567,726	19,102,343
NONOPERATING (EXPENSES) REVENUES:
Interest expense	(2,562)	(2,981)	(3,844)	(4,435)
Other, net	3,733	10,499	8,268	12,240
	1,171	7,518	4,424	7,805

(LOSS) INCOME BEFORE INCOME TAX BENEFIT (EXPENSE)	(534,369)	(287,199)	(1,320,810)	291,575

INCOME TAX BENEFIT (EXPENSE) (Note 1)	153,400	114,100	300,200	(147,900)

NET (LOSS) INCOME	$(380,969)	$(173,099)	$(1,020,610)	$143,675

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,035,993	3,956,583	4,034,320	3,952,280

WEIGHTED AVERAGE NUMBER OF DILUTIVE SHARES OUTSTANDING	4,035,993	3,956,583	4,034,320	3,962,297

BASIC NET (LOSS) INCOME PER COMMON SHARE (Note 1)	$(.09)	$(.04)	$(.25)	$.04

DILUTED NET (LOSS) INCOME PER COMMON SHARE (Note 1)	$(.09)	$(.04)	$(.25)	$.04

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

PERIODS ENDED JUNE 30, 2010 AND 2009 (Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating Activities:
Net (loss) income	$(1,020,610)	$143,675
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation	987,975	1,078,290
Loss on disposal of assets	909,540	—
Stock-based compensation expense	102,052	69,511
Increase in deferred income taxes	(634,732)	(247,864)
Increase in restricted cash	(1,857,736)	(1,844,417)
Increase in accounts receivable	(99,582)	(453,133)
Increase in other current assets	(330,924)	(365,511)
Decrease in income taxes receivable	307,801	395,763
Increase in accounts payable and accrued wages and payroll taxes	3,303,004	3,463,967
Increase in Card Casino accruals	367,481	69,214
(Decrease) increase in accrued property taxes	(1,570)	8,394
Increase (decrease) in payable to horsepersons	10,613	(15,287)
Increase in due to MHBPA	108,406	106,485
Net cash provided by operations	2,151,718	2,409,087

Investing Activities:
Additions to buildings and equipment	(2,585,198)	(625,226)
Proceeds from redemption of investments	20,476	57,471
Purchase of investments	(28,493)	(57,615)
Net cash used in investing activities	(2,593,215)	(625,370)

Financing Activities
Proceeds from issuance of common stock	34,499	245,495
Excess tax benefit from exercise of stock options	866	—
Net cash provided by financing activities	35,365	245,495

Net (decrease) increase in cash	(406,132)	2,029,212

Cash at beginning of period	4,741,197	3,745,731

Cash at end of period	$4,335,065	$5,774,943

Supplemental disclosure of noncash investing activities:
Additions to buildings and equipment funded through accounts payable	$111,298	$69,213
Proceeds from issuance of common stock funded through shares swapped	$251,530	$15,880

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$33,000	$—

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED JUNE 30, 2010 AND 2009 (Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management, contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of Canterbury Park Holding Corporation as of June 30, 2010 and December 31, 2009; the results of its operations for the three and six months ended June 30, 2010 and 2009; and its cash flows for the six months ended June 30, 2010 and 2009.  The condensed consolidated balance sheet as of December 31, 2009 was derived from the audited financial statements.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Results for an interim period are not necessarily indicative of results for a full year.

The complete summary of significant accounting policies is included in the notes to consolidated financial statements in the 2009 Annual Report on Form 10-K.

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — Canterbury Park Holding Corporation (the “Company”) was incorporated under the laws of Minnesota and acquired land and buildings to conduct pari-mutuel horse racing operations (the “Racetrack”) in March 1994.  The Racetrack is located in Shakopee, Minnesota, approximately 25 miles southwest of downtown Minneapolis.  In May 1994, we commenced year-round horse racing simulcast operations and hosted the first annual live race meet during the summer of 1995.  Our live racing operations are a seasonal business as we host live race meets each year from May until August.  We earn additional pari-mutuel revenue by televising our live racing to out-of-state racetracks around the country.  The Company began hosting unbanked card games in 2000.  This segment, now called the Canterbury Park Card Casino, operates 24 hours a day, seven days a week.  The Card Casino is limited by Minnesota State law to hosting unbanked card games at a maximum of 50 tables at any one time.  The Card Casino currently offers a variety of poker and table games.  Our three largest sources of revenues, Card Casino operations, pari-mutuel operations and concessions sales, generate cash revenues.  We also derive revenues from related services and activities, such as advertising, parking and publication sales and from other entertainment events and activities held at the Racetrack.

Presentation — The Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows from the prior-period have been conformed to the 2010 presentation.  This presentation change had no effect on net income, earnings per share, or stockholders’ equity.

Revenue Recognition — Our revenues are derived primarily from the operations of a Card Casino, pari-mutuel wagering on simulcast and live horse races, concession sales, and related activities.  Collection revenue from Card Casino operations is recognized at the time that the wagering process is complete.  Pari-mutuel revenues are recognized upon occurrence of the live race that is presented for wagering and after that live race is made official by the respective state’s racing regulatory body.  Revenues related to concession sales are recognized as revenue when the service has been performed or the product has been delivered.

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

Restricted Cash — Restricted cash represents refundable deposits and amounts due to horsemen for purses, stakes and awards, and amounts accumulated in the player pool and jackpot pools to be used to repay Card Casino players in the form of promotions, giveaways, prizes, or by other means.

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

Net Income (Loss) Per Share — Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during each period.  The weighted average number of common shares outstanding for the three and six-month period ended June 30, 2010 were 4,035,993 and 4,034,320, respectively.  The weighted average number of common shares outstanding for the three and six-month period ended June 30, 2009 were 3,956,583 and 3,952,280, respectively.  Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding.  The Company’s potential common shares outstanding are stock options.  After considering the dilutive effect of stock options outstanding, the weighted average shares used to calculate diluted earnings per share for the three and six-month periods ended June 30, 2010 were 4,035,993 and 4,034,320, respectively.  Weighted average shares of 126 and 8,296 were considered anti-dilutive and excluded from the computation of common equivalent shares for the three and six-month period ended June 30, 2010, as the Company reported a net loss for those periods.  The weighted average shares used to calculate diluted earnings per share for the three and six-month periods ended June 30, 2009 were 3,956,583 and 3,962,297, respectively.  Weighted average shares of 74 were considered anti-dilutive and excluded from the computation of common equivalent shares for the three months ended June 30, 2009, as the Company reported a net loss for that period.

Recent Accounting Pronouncements — In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”) — “Fair Value Measurements and Disclosures.”  ASU 2010-06 amends Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurements and Disclosures”, and requires new disclosures surrounding certain fair value measurements.  ASU 2010-06 was effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for the first interim and annual reporting periods beginning on or after December 15, 2010. The adoption of ASU 2010-06 did not have a material effect on the Company’s consolidated financial statements.

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

2.               STOCK BASED COMPENSATION

Stock based compensation is recorded at fair value as of the date of grant and included in the salaries and benefits expense line item on the consolidated statements of operations and amounted to $102,052 and $69,511 during the six months ended June 30, 2010 and 2009, respectively.

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

The number of shares granted and the weighted average fair value per share during the periods presented were:

	Six Months Ended
	June 30, 2010		June 30, 2009
		Weighted		Weighted
		Average		Average
		Fair Value		Fair Value
	Grant	Per Share	Grant	Per Share

Board stock options	15,000	$3.03	15,000	$1.26
Employee stock options	86,500	$3.79	100,000	$1.07

Total shares	101,500		115,000

The fair value of stock options granted under the Company’s 1994 Stock Plan during the first six months of 2010 and 2009 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2010	2009
Dividend yield	0.00%	4.12%
Weighted-average volatility	43%	26%
Risk-free interest rate	2.66%	2.93%
Expected term of stock options in years	6.0	6.3
Fair value of stock options on grant date	$327,805	$111,455

A summary of stock option activity as of June 30, 2010 and changes during the six months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Grant Date
Stock Options	Shares	Price	Term	Fair Value

Outstanding at January 1, 2010	403,244	$10.15

Granted	101,500	$8.10
Exercised	(50,369)	$5.68
Expired/Forfeited	(75,000)	$15.57

Outstanding at June 30, 2010	379,375	$9.10	6.5 Years	$3,454,094

Exercisable at June 30, 2010	216,000	$10.47	4.4 Years	$2,260,874

A summary of stock option activity as of June 30, 2009 and changes during the six months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Grant Date
Stock Options	Shares	Price	Term	Fair Value

Outstanding at January 1, 2009	470,000	$11.12

Granted	115,000	$6.09
Exercised	(59,000)	$4.43
Expired/Forfeited	(85,000)	$15.57

Outstanding at June 30, 2009	441,000	$9.85	4.6 Years	$4,342,630

Exercisable at June 30, 2009	322,250	$11.13	2.7 Years	$3,588,168

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

Assets and liabilities measured at fair value on a recurring basis for June 30, 2010 and December 31, 2009 are summarized below:

	Fair Value Measurements as of June 30, 2010
Description	Total	Level 1	Level 2	Level 3

Short-term investments (Certificates of Deposit)	$373,911	$—	$373,911	$—
Long-term investments (Certificates of Deposit)	$250,000	$—	$250,000	$—

Total	$623,911	$—	$623,911	$—

	Fair Value Measurements as of December 31, 2009
Description	Total	Level 1	Level 2	Level 3

Short-term investments (Certificates of Deposit)	$365,894	$—	$365,894	$—
Long-term investments (Certificates of Deposit)	$250,000	$—	$250,000	$—

Total	$615,894	$—	$615,894	$—

4.     GENERAL CREDIT AGREEMENT

The Company has a general credit agreement with Bremer Bank, which provides a revolving credit line.  On May 8, 2010, the Company signed an amendment with Bremer Bank extending the expiration date from June 30, 2010 to May 8, 2011, while keeping previous provisions intact.  The Company had no borrowings under this credit line at June 30, 2010 and December 31, 2009.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of June 30, 2010.  The Company believes that unrestricted funds available in its cash accounts, funds available under this line of credit, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2010.

5.     OPERATING SEGMENTS

During the first six months of 2010 and 2009, the Company had three reportable operating segments:  horse racing, Card Casino, and concessions.  The horse racing segment primarily represents simulcast and live horse racing operations.  The Card Casino segment primarily represents operations of Canterbury Park’s Card Casino, and the concessions segment primarily represents food and beverage operations provided during simulcast and live racing, in the Card Casino, and during special events.  The Company’s reportable operating segments are strategic business units that offer different products and services.  They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services.  The Minnesota Racing Commission (“MRC”) regulates the horse racing and Card Casino segments.

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

The following tables provide information about the Company’s operating segments (in 000’s):

	Six Months Ended June 30, 2010
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$5,950	$10,927	$2,365	$19,242

Intersegment revenues	275	—	713	988

Net interest income	4	—	—	4

Depreciation	594	320	74	988

Segment (loss) income before income taxes	(1,256)	71	(4)	(1,189)

Segment (loss) income before income taxes and one-time loss on disposal of assets	(1,256)	981	(4)	(279)

At June 30, 2010

Segment Assets	$32,492	$1,628	$10,057	$44,177

	Six Months Ended June 30, 2009
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$6,693	$10,215	$2,478	$19,386

Intersegment revenues	304	—	686	990

Net interest income	8	—	—	8

Depreciation	675	322	81	1,078

Segment (loss) income before income taxes	(810)	1,252	252	694

At December 31, 2009

Segment Assets	$28,279	$2,841	$9,636	$40,756

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Six Months Ended June 30,
	2010	2009
Revenues
Total net revenue for reportable segments	$20,230	$20,376
Elimination of intersegment revenues	(988)	(990)
Total consolidated net revenues	$19,242	$19,386

(Loss) income before income taxes
Total segment (loss) income before income taxes	$(1,189)	$694
Elimination of intersegment income before income taxes	(132)	(402)
Total consolidated (loss) income before income taxes	$(1,321)	$292

	June 30,	December 31,
	2010	2009
Assets
Total assets for reportable segments	$44,177	$40,756
Elimination of intercompany receivables	(9,278)	(9,004)
Total consolidated assets	$34,899	$31,752

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

The Company periodically is subject to claims or involved in legal proceedings arising in the normal course of business.  At June 30, 2010, management believes that the resolution of any pending claims or legal proceedings will not have a material impact on the consolidated financial statements.

7.     LOSS ON DISPOSAL OF ASSETS

In January 2010, and in accordance with Minnesota Statute 240, the Company obtained approval from the MRC to remodel its existing card room.  Construction and architectural contracts with various firms were signed shortly thereafter, and the card room was moved to a temporary location on the mezzanine level on January 25, 2010.  The Company used cash on hand to fund the project and avoided drawing on its line of credit.  As part of the remodeling project, the Company disposed of assets during the first quarter of 2010 with an original cost of $2,354,619 and associated accumulated depreciation of $1,445,079, resulting in a loss on disposal of $909,540.  The remodeling project was completed during the second quarter of 2010 and on April 14, 2010, Canterbury Park opened its new Card Casino.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Canterbury Park Holding Corporation, our operations, financial results, and present business environment.  This MD&A is provided as a supplement to — and should be read in conjunction with — our condensed consolidated financial statements and the accompanying notes to the financial statements (the “Notes”).

Overview:

Canterbury Park Holding Corporation (the “Company”) owns and operates the Canterbury Park Racetrack and Card Casino in Shakopee, Minnesota (the “Racetrack”).  The primary businesses of the Company are simulcast and live pari-mutuel horse racing, hosting unbanked card games, and food and beverage operations.

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

Canterbury Park’s Card Casino (the “Card Casino”) hosts “unbanked” card games in which players compete against each other and not against the house.  The Card Casino is open twenty-four hours a day, seven days a week.  Under Minnesota law, the Company is required to pay up to 14% of the gross Card Casino revenues to the Racetrack’s purse fund and the State of Minnesota Breeders’ Fund.

The Company also generates revenues from concessions, as well as from other activities such as parking fees, program and other racing publication sales, and corporate sponsorships.  Additional revenues are derived from the use of the Racetrack facilities for special events such as concerts, craft shows and snowmobile racing.

Operations Review for the Three and Six Months Ended June 30, 2010 and June 30, 2009:

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and Adjusted EBITDA, which are non-GAAP measures, for the periods ended June 30, 2010 and 2009:

	June 30,	June 30,
	2010	2009
Net (loss) income	$(1,020,610)	$143,675
Interest income, net of interest expense	(4,424)	(7,805)
Income tax (benefit) expense	(300,200)	147,900
Depreciation	987,975	1,078,290
EBITDA	$(337,259)	$1,362,060
Loss on disposal of assets	909,540	—
Adjusted EBITDA	$572,281	$1,362,060

EBITDA represents earnings before interest income, income tax expense, and depreciation and amortization.  EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles (“GAAP”), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance, or cash flows from operating activities as a measure of liquidity.  EBITDA has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry.  Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do.  Adjusted EBITDA is calculated as

EBITDA with the addition of material, one-time non-cash expenses.  During the six months ended June 30, 2010, this included the loss on disposal of assets during the remodel of our card room.

Adjusted EBITDA as a percentage of net revenues declined significantly to 3.0% for the first six months ended June 30, 2010 compared to 7.0% for the first six months ended June 30, 2009.

Total net revenues decreased $143,621, or 0.7%, during the six months ended June 30, 2010 compared to the six months ended June 30, 2009, and increased $279,288, or 2.5%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The six-month variance was due primarily to a reduction of 10.3% in pari-mutuel revenues and an increase in Card Casino revenues of 7.0% for the six months ended June 30, 2010 compared to the same period in the prior year. The three-month variance was due primarily to a reduction of 10.9% in pari-mutuel revenues and an increase in Card Casino revenues of 17.2% for the three months ended June 30, 2010 compared to the same period in the prior year.

Pari-mutuel revenues decreased $569,472, or 10.3%, in the six-month period ended June 30, 2010 compared to the same period in 2009, and decreased $383,791, or 10.9%, for the three-month period ended June 30, 2010 compared to the same period in 2009.  Total handle wagered for the first half of 2010 was down $3.2 million, or 10.9%, compared to the same period last year.  The decrease is attributable to the economic recession that has adversely impacted discretionary spending on entertainment.  In addition, inclement weather during the first half of 2010 resulted in the cancellation of a significant number of races at racetracks simulcasting their signal to our racetrack.  Severe weather also resulted in the cancellation of one of the Company’s live race days, further adversely impacting handle wagered.  Finally, the Company believes that an increasing number of Minnesota residents are unlawfully wagering on horse races over the Internet.  See the “Summary of Pari-mutuel Data” below.

	Six Months Ended June 30,
	2010	2009
Summary of Pari-mutuel Data:

Racing Days
Simulcast only	156	155
Live and Simulcast	25	26
Total Number of Racing Days	181	181

On-Track Handle
Simulcast racing handle on simulcast only days	$14,114,000	$15,365,000
Live and Simulcast days:
Live racing handle	3,942,000	4,871,000
Simulcast racing handle	4,044,000	4,970,000
Total On-Track Handle	22,100,000	25,206,000

Out-of-State Live Handle	4,281,000	4,392,000

Total Handle	$26,381,000	$29,598,000

On-Track Average Daily Handle
Simulcast only racing days	$90,474	$99,129
Live and simulcast racing days	$319,440	$378,500

Total Card Casino revenue increased $712,484, or 7.0%, for the first six months of 2010 and $879,304, or 17.2%, for the second quarter of 2010 compared to the same periods in 2009.  The primary source of Card Casino revenue is a percentage of the wagers received from the players as compensation for providing the Card Casino facility and services, referred to as the “collection revenue.”  Other revenue includes fees collected for the administration of tournaments, and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds.  Poker collection revenue fell $328,457, or 5.5%, compared to the first six months of 2009, but increased $112,351, or 4.0%, for the quarter ended June 30 compared to the same period in 2009.  In addition, Table Games collection revenue increased $861,033, or 24.8%, compared to the first half of 2009 and $672,675, or 36.0%, for the quarter ended June 30 compared to the same period in 2009.  The increases in the second quarter are largely due to the opening of the Company’s new Card Casino on April 14, 2010.  While the continued economic recession and unlawful wagering on poker over the Internet continues to adversely affect Card Casino revenues, the Company believes these factors were more than offset by the new Card Casino that has provided both an exciting and an inviting atmosphere and sparked an increase in gaming play by patrons.  Total Card Casino revenues represented 56.8% and 52.3% of net revenues for the six-month and three-month periods ended June 30, 2010, respectively.  The three-month percentage is usually lower in the second quarter of any calendar year due to substantially increased revenue from live racing.  See the “Summary of Card Casino Data” below:

	Six Months Ended June 30,
	2010	2009
Summary of Card Casino Data:

Poker Games	$5,669,000	$5,998,000
Table Games	4,327,000	3,466,000
Total Collection Revenue	9,996,000	9,464,000

Other Revenue	931,000	751,000
Total Card Casino Revenue	$10,927,000	$10,215,000

Number of Days Offered	181	181
Average Revenue per Day	$60,370	$56,436

Concessions revenues decreased $110,509, or 4.5%, and $64,075, or 3.8%, for the six-month and three-month periods ended June 30, 2010, respectively, compared to the same period in the prior year.  The decrease is primarily attributable to discounted prices in the temporary card room location due to our remodeling project which was completed on April 14, 2010.  In addition, the cancellation of one of our live racing days due to weather resulted in lower concession sales for that day compared to the same day in 2009.

Total operating expenses increased $1,465,383, or 7.7%, and $520,111, or 4.5%, for the six-month and three-month periods ended June 30, 2010, respectively, compared to the same period in the prior year.  Factors contributing to these increases are discussed in greater detail below.

Total expense for statutory purses and the Minnesota Breeders’ Fund decreased 1.9% to $2,899,543 for the first six months ended June 30, 2010 compared to the first six months ended June 30, 2009.  The decrease was due primarily to a reduction in racing purse and breeders’ fund expenses due to lower live and simulcast revenues in the first half of 2010 compared to the first half of 2009.

The following table provides additional information regarding purse and Breeders’ Fund Expense:

			Minnesota
	Purse Expense		Breeders’ Fund Expense
	Six Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Card Casino	$1,164,000	$1,071,000	$126,000	$119,000

Simulcast Horse Racing	978,000	1,032,000	205,000	227,000

Live Horse Racing	387,000	457,000	39,000	49,000

	$2,529,000	$2,560,000	$370,000	$395,000

Salaries and benefits increased $526,002, or 6.2%, in the 2010 six-month period ended June 30 and $384,676, or 8.1%, in the three-month period ended June 30, 2010 compared to the same periods last year.  The increase is primarily due to an increase in the Federal minimum wage which became effective after the 2009 second quarter, an increase in hours worked to support the growth in Card Casino revenues, and an increase in the state unemployment tax rate.

Loss on disposal of assets in the amount of $909,540 were recorded during the first quarter of 2010 and related to the remodeling of our existing card room.  There was no loss on disposal of assets during the six-month period ended June 30, 2009.

Other operating expenses increased $139,986, or 4.4%, in the 2010 six-month period ended June 30 and $180,632, or 9.3%, in the three-month period ended June 30, 2010 compared to the same periods last year.  The increase is primarily due to increased expenditures in support of legislation that would authorize electronic gaming devices at the Racetrack.

Loss before income taxes was $1,320,810 for the six months ended June 30, 2010 compared to income before income taxes of $291,575 for the six months ended June 30, 2009.  After an income tax benefit of $300,200 for the six months ended June 30, 2010, net loss was $1,020,610 in 2010 compared to net income of $143,675 in 2009.  For the quarter ended June 30, 2010, the Company recorded a $534,369 loss before income tax benefit compared to a loss before income tax benefit of $287,199 for the quarter ended June 30, 2009, a decrease of $247,170 or 86.1%.  After an income tax benefit of $153,400 in the second quarter of 2010, net loss was $380,969 compared to a net loss of $173,099 for the second quarter of 2009, a decrease of $207,870 or 120.1%.

Contingencies:

There have been no material changes in the contingencies reported under Item 7 in our Annual Report on Form 10-K for our year ended December 31, 2009 and such information is incorporated herein by reference.

Liquidity and Capital Resources:

Cash provided by operating activities during the period January 1, 2010 through June 30, 2010 was $2,151,718 and was the result of several factors.  During the first quarter of 2010, the Company incurred a one-time loss on disposal of assets in the amount of $909,540 relating to the remodel of our card room.  In addition, depreciation during the first six months of 2010 was $987,975, and the Company experienced an increase in accounts payable and accrued wages and payroll taxes of $3,303,004, caused primarily by a seasonal increase of $1.73 million in horsemen payables.  These items were somewhat offset by a net loss of $1,020,610 and an increase in restricted cash of $1,857,736, resulting primarily from the increase in horsemen payables of $1.73 million.  Cash provided by operating activities during the period January 1, 2009 through June 30, 2009 was $2,409,087, resulting primarily from net income of $143,675, depreciation of $1,078,290, and an increase in accounts payable and accrued wages and payroll taxes of $3,463,967, caused primarily by a seasonal increase of $1.66 million in horsemen payables, a $617,000 increase in trade accounts payable, and a $240,000 increase in deferred revenues for corporate sponsorships.  These items were partially offset by an increase in restricted cash of $1,844,417, resulting primarily from the increase in horsemen payables of $1.66 million.  Pursuant to an agreement with the MHBPA, during the six months ended June 30, 2010 and 2009, the Company transferred into a trust account or paid directly to the MHBPA approximately $2,225,000 and $2,200,000, respectively.

Net cash used in investing activities for the first six months of 2010 was $2,593,215 due primarily to costs to remodel our card room totaling approximately $2,271,000.  Net cash used in investing activities for the first six months of 2009 of $625,370 was primarily due to upgrades to our grandstand totaling approximately $243,000 and the purchase of equipment for our backside operations totaling approximately $161,000.

During the period January 1, 2010 through June 30, 2010, cash provided by financing activities consisted of proceeds and excess tax benefits received upon the exercise of stock options of $35,365.  During the period January 1, 2009 through June 30, 2009, cash provided by financing activities consisted solely of proceeds received upon the exercise of stock options of $245,495.

The Company has a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000 until May 8, 2011 with interest at the prime rate but not less than 4.5% per annum.  The Company had no borrowings under the line of credit at June 30, 2010 or December 31, 2009.  The credit agreement contains covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements at all times throughout the quarter ended June 30, 2010.

Unrestricted cash balances at June 30, 2010 were $4,335,065 compared to $4,741,197 at December 31, 2009. The Company believes that funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy the liquidity and capital resource requirements of its business operations during 2010.

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

Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 71.2% of our total assets at June 30, 2010.  We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed.  Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected future net cash flows.  Should the sum of the related expected future net cash flows be less than the carrying value, we will determine whether an impairment loss should be recognized.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.  To date, we have determined that no impairment of these assets exists.

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

Legislation:

As discussed in our previous filings with the SEC, the Company supported legislation that would authorize electronic gaming devices at the Racetrack (referred to as a “Racino”) during the 2010 session of the Minnesota Legislature.  However, the Minnesota Legislature adjourned without taking action on the proposed Racino legislation.  Based on the success of Racinos in several other states, we continue to believe that if a Racino was authorized at the Racetrack on similar terms to legislation approved in other states, it would stimulate economic growth in the horse racing and related agriculture businesses in Minnesota, provide growth and development opportunities that would add jobs at the Racetrack, and provide new tax revenues for state and local governments facing significant deficit issues.

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

Forward-Looking Statements:

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future financial performance, business activities or plans which are typically preceded by the words “believes,” “expects,” “anticipates,” “intends” or similar expressions.  For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws.  Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could cause actual performance, activities or plans to differ significantly from those indicated in the forward-looking statements.  Such risks and uncertainties include, but are not limited to: fluctuations in attendance at the Racetrack, material changes in the level of wagering by patrons, decline in interest in the unbanked card games offered in the Card Casino, legislative and regulatory changes, the impact of wagering products and technologies introduced by competitors; increases in the percentage of revenues allocated for purse fund payments; increase in compensation and employee benefit costs; the economic health of the gaming sector; higher than expected expense related to new marketing initiatives; and other factors discussed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009 and in the Company’s other filings with the Securities and Exchange Commission.

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

(b)           Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended June 30, 2010 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

(a)         Not Applicable.

(b)         Not Applicable.

(c)          On January 16, 2008, the Company announced that its Board of Directors had authorized a program to repurchase up to an additional 250,000 shares of the Company’s common stock.  During the first six months of 2010, the Company did not repurchase any shares of common stock.  As of June 30, 2010, there are 33,457 shares at maximum that the Company may buy back as a result of this repurchase program.

Item 3.                    Defaults Upon Senior Securities

Not Applicable.

Item 4.                    Removed and Reserved

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

Canterbury Park Holding Corporation

Dated: August 16, 2010	/s/ Randall D. Sampson
Randall D. Sampson,
President, and Chief Executive Officer

Dated: August 16, 2010	/s/ David C. Hansen
David C. Hansen,
Vice President, and Chief Financial Officer