Form 10-Q
period 2010-09-30
CANTERBURY PARK HOLDING CORP
filed 2010-11-15
CIK 926761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010.

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

YES ☐                  NO ☒

The Company had 4,044,472 shares of common stock, $.01 par value, outstanding as of November 12, 2010.

Canterbury Park Holding Corporation

PART 1 - FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2010 AND DECEMBER 31, 2009 (Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$2,578,321	$4,741,197
Restricted cash	1,233,771	949,994
Short-term investments	116,928	365,894
Accounts receivable, net of allowance of $6,500	832,580	405,192
Inventory	201,561	178,512
Prepaid expenses	942,044	465,084
Income taxes receivable	1,323,434	168,979
Deferred income taxes	373,200	296,500
Due from Minnesota horsemen associations	1,165,997	32,353
Total current assets	8,767,836	7,603,705

LONG-TERM ASSETS
Deposits	20,000	20,000
Deferred income taxes	—	28,850
Long-term investments	—	250,000
Land, buildings and equipment, net of accumulated depreciation of $18,481,237 and $18,623,780, respectively	24,266,288	23,849,672
	$33,054,124	$31,752,227

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,598,699	$2,061,658
Card Casino accruals	1,614,797	1,175,383
Accrued wages and payroll taxes	910,329	635,182
Due to MHBPA	—	35,422
Accrued property taxes	640,891	511,136
Payable to horsepersons	29,141	31,444
Total current liabilities	5,793,857	4,450,225

LONG-TERM LIABILITIES
Deferred income taxes	929,600	—

COMMITMENTS AND CONTINGENCIES (Note 6)	—	—

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,037,615 and 4,021,702, respectively, shares issued and outstanding	40,376	40,217
Additional paid-in capital	15,829,838	15,648,200
Retained earnings	10,460,453	11,613,585
Total stockholders’ equity	26,330,667	27,302,002
	$33,054,124	$31,752,227

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

PERIODS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009
OPERATING REVENUES:
Pari-mutuel	$3,541,551	$3,934,950	$8,486,800	$9,449,671
Card Casino	5,501,295	4,998,890	16,428,378	15,213,489
Concessions	2,154,659	2,119,612	4,518,855	4,594,317
Other	873,327	1,178,847	1,954,139	2,443,920
Total Revenues	12,070,832	12,232,299	31,388,172	31,701,397
Less: Promotional Allowances	(59,466)	(73,078)	(134,314)	(156,063)
Net Revenues	12,011,366	12,159,221	31,253,858	31,545,334

OPERATING EXPENSES:
Purse expense	2,166,090	2,258,067	4,695,464	4,817,770
Minnesota Breeders’ Fund	240,824	247,653	610,993	642,535
Other pari-mutuel expenses	341,026	362,922	1,110,540	1,196,775
Salaries and benefits	4,926,466	4,780,410	13,927,758	13,255,700
Cost of sales	1,166,987	1,064,499	2,589,883	2,442,659
Depreciation	485,641	505,950	1,473,616	1,584,240
(Gain) loss on disposal of assets	(2,600)	—	906,940	—
Utilities	396,970	379,251	924,016	896,843
Advertising and marketing	420,891	529,973	1,129,327	1,193,048
Other	2,017,083	1,991,269	5,358,567	5,192,767
	12,159,378	12,119,994	32,727,104	31,222,337
NONOPERATING (EXPENSES)
REVENUES:
Interest expense	(173)	(150)	(4,017)	(4,585)
Other, net	8,610	12,118	16,878	24,358
	8,437	11,968	12,861	19,773

(LOSS) INCOME BEFORE INCOME TAX BENEFIT (EXPENSE)	(139,575)	51,195	(1,460,385)	342,770

INCOME TAX BENEFIT (EXPENSE) (Note 1)	6,700	(34,800)	306,900	(182,700)

NET (LOSS) INCOME	$(132,875)	$16,395	$(1,153,485)	$160,070

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,037,615	3,994,352	4,035,431	3,987,714

WEIGHTED AVERAGE NUMBER OF DILUTIVE SHARES OUTSTANDING	4,037,615	4,011,360	4,035,431	3,997,456

BASIC NET (LOSS) INCOME PER COMMON SHARE (Note 1)	$(.03)	$.00	$(.29)	$.04

DILUTED NET (LOSS) INCOME PER COMMON SHARE (Note 1)	$(.03)	$.00	$(.29)	$.04

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

PERIODS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating Activities:
Net (loss) income	$(1,153,485)	$160,070
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation	1,473,616	1,584,240
Loss on disposal of assets	906,940	—
Stock-based compensation expense	145,650	103,692
Increase (decrease) in deferred income tax liability	884,210	(227,364)
Changes in operating assets and liabilities:
Increase in restricted cash	(283,777)	(7,760)
Increase in accounts receivable	(427,388)	(332,647)
Increase in other current assets	(500,009)	(256,377)
Increase (decrease) in income taxes receivable	(1,154,455)	410,064
Increase in accounts payable and accrued wages and payroll taxes	815,149	562,963
Increase (decrease) in Card Casino accruals	439,414	(96,872)
Increase in accrued property taxes	129,755	139,692
Decrease in payable to horsepersons	(2,303)	(25,627)
Increase in due from MHBPA	(1,169,066)	(1,353,173)
Net cash provided by operations	104,251	660,901

Investing Activities:
Additions to buildings and equipment	(2,804,058)	(807,716)
Proceeds from sale of assets	2,600	—
Proceeds from redemption of investments	527,459	342,605
Purchase of investments	(28,493)	(57,615)
Net cash used in investing activities	(2,302,492)	(522,726)

Financing Activities
Proceeds from issuance of common stock	34,499	245,495
Excess tax benefit from exercise of stock options	866	—
Net cash provided by financing activities	35,365	245,495

Net (decrease) increase in cash	(2,162,876)	383,670

Cash at beginning of period	4,741,197	3,745,731

Cash at end of period	$2,578,321	$4,129,401

Supplemental disclosure of noncash investing activities:
Additions to buildings and equipment funded through accounts payable	$8,526	$21,279
Proceeds from issuance of common stock funded through shares swapped	$251,530	$15,880

Supplemental disclosure of cash flow information:
Income taxes refunded, net of amount paid	$30,385	$—

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management, contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of Canterbury Park Holding Corporation as of September 30, 2010 and December 31, 2009; the results of its operations for the three and nine months ended September 30, 2010 and 2009; and its cash flows for the nine months ended September 30, 2010 and 2009.  The condensed consolidated balance sheet as of December 31, 2009 was derived from the audited financial statements.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Results for an interim period are not necessarily indicative of results for a full year.

The complete summary of significant accounting policies is included in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Form 10-K”).

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

Income Taxes — Income tax expense is computed by applying the estimated annual effective tax rate to the year-to-date income.  Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to reverse.  During the third quarter of 2010, the Company engaged a third party to perform a cost segregation study on assets currently in use in conjunction with preparing its 2009 tax returns.  As a result of the study, numerous assets’ tax lives were reduced to more adequately reflect the current tax code. The significantly higher depreciation deduction for the 2009 tax year increased income taxes receivable by $1,135,452 and the deferred tax liability by $1,137,309.

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

Net Income (Loss) Per Share — Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during each period.  The weighted average number of common shares outstanding for the three and nine-month period ended September 30, 2010 were 4,037,615 and 4,035,431, respectively.  The weighted average number of common shares outstanding for the three and nine-month period ended September 30, 2009 were 3,994,352 and 3,987,714, respectively.  Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding.  The Company’s potential common shares outstanding are stock options.  After considering the dilutive effect of stock options outstanding, the weighted average shares used to calculate diluted earnings per share for the three and nine-month periods ended September 30, 2010 were 4,037,615 and 4,035,431, respectively.  Weighted average shares of 11,062 were considered anti-dilutive and excluded from the computation of common equivalent shares for the nine-month period ended September 30, 2010, as the Company reported a net loss for that period.  The weighted average shares used to calculate diluted earnings per share for the three and nine-month periods ended September 30, 2009 were 4,011,360 and 3,997,456, respectively.

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

2.               STOCK BASED COMPENSATION

Stock based compensation is recorded at fair value as of the date of grant and included in the salaries and benefits expense line item on the consolidated statements of operations.  Stock based compensation was, respectively, $145,650 and $103,692 during the nine months ended September 30, 2010 and 2009.

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

The number of shares granted and the weighted average fair value per share during the periods presented were:

	Nine Months Ended
	September 30, 2010		September 30, 2009
		Weighted		Weighted
		Average		Average
		Fair Value		Fair Value
	Grant	Per Share	Grant	Per Share

Board stock options	15,000	$3.03	15,000	$1.26
Employee stock options	86,500	$3.79	100,000	$1.07

Total shares	101,500		115,000

The fair value of stock options granted under the Company’s 1994 Stock Plan during the first nine months of 2010 and 2009 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2010	2009
Dividend yield	0.00%	4.12%
Weighted-average volatility	43%	26%
Risk-free interest rate	2.66%	2.93%
Expected term of stock options in years	6.0	6.3
Fair value of stock options on grant date	$327,805	$111,455

A summary of stock option activity as of September 30, 2010 and changes during the nine months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Grant Date
Stock Options	Shares	Price	Term	Fair Value

Outstanding at January 1, 2010	403,244	$10.15

Granted	101,500	$8.10
Exercised	(50,369)	$5.68
Expired/Forfeited	(75,000)	$15.57

Outstanding at September 30, 2010	379,375	$9.10	6.2 Years	$3,454,094

Exercisable at September 30, 2010	252,625	$10.08	4.9 Years	$2,545,679

A summary of stock option activity as of September 30, 2009 and changes during the nine months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Grant Date
Stock Options	Shares	Price	Term	Fair Value

Outstanding at January 1, 2009	470,000	$11.12

Granted	115,000	$6.09
Exercised	(59,000)	$4.43
Expired/Forfeited	(85,000)	$15.57

Outstanding at September 30, 2009	441,000	$9.85	4.3 Years	$4,342,630

Exercisable at September 30, 2009	337,250	$10.94	2.7 Years	$3,688,068

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

Assets and liabilities measured at fair value on a recurring basis for September 30, 2010 and December 31, 2009 are summarized below:

	Fair Value Measurements as of
	September 30, 2010
Description	Total	Level 1	Level 2	Level 3

Short-term investments (Certificates of Deposit)	$116,928	$—	$116,928	$—

Total	$116,928	$—	$116,928	$—

	Fair Value Measurements as of
	December 31, 2009
Description	Total	Level 1	Level 2	Level 3

Short-term investments (Certificates of Deposit)	$365,894	$—	$365,894	$—
Long-term investments (Certificates of Deposit)	$250,000	$—	$250,000	$—

Total	$615,894	$—	$615,894	$—

4.               GENERAL CREDIT AGREEMENT

The Company has a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000.  On May 8, 2010, the Company signed an amendment with Bremer Bank extending the expiration date from June 30, 2010 to May 8, 2011, while keeping previous provisions intact.  The Company had no borrowings under this credit line at September 30, 2010 and December 31, 2009.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of September 30, 2010.  The Company believes that unrestricted funds available in its cash accounts, funds available under this line of credit, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2010.

5.               OPERATING SEGMENTS

During the first nine months of 2010 and 2009, the Company had three reportable operating segments:  horse racing, Card Casino, and concessions.  The horse racing segment primarily represents simulcast and live horse racing operations.  The Card Casino segment primarily represents operations of Canterbury Park’s Card Casino, and the concessions segment primarily represents food and beverage operations provided during simulcast and live racing, in the Card Casino, and during special events.  The Company’s reportable operating segments are strategic business units that offer different products and services.  They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services.  The Minnesota Racing Commission (“MRC”) regulates the horse racing and Card Casino segments.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the 2009 Form 10-K.

Depreciation, interest expense and income taxes are allocated to the segments but no allocation is made to concessions for shared facilities.  However, the concessions segment pays approximately 25% of gross revenues earned on live racing and special event days to the horse racing segment for use of the facilities.

The following tables provide information about the Company’s operating segments (in 000’s):

	Nine Months Ended September 30, 2010
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$10,301	$16,428	$4,525	$31,254

Intersegment revenues	550	—	1,168	1,718

Net interest income	13	—	—	13

Depreciation	894	470	110	1,474

Segment (loss) income before income taxes	(1,987)	742	410	(835)

Segment (loss) income before income taxes and one-time loss on disposal of assets	(1,987)	1,652	410	75

At September 30, 2010

Segment Assets	$28,650	$3,690	$10,350	$42,690

	Nine Months Ended September 30, 2009
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$11,730	$15,213	$4,602	$31,545

Intersegment revenues	521	—	1,074	1,595

Net interest income	20	—	—	20

Depreciation	980	483	121	1,584

Segment (loss) income before income taxes	(1,455)	2,086	767	1,398

At December 31, 2009

Segment Assets	$28,279	$2,841	$9,636	$40,756

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Nine Months Ended Sept. 30,
	2010	2009
Revenues
Total net revenue for reportable segments	$32,972	$33,140
Elimination of intersegment revenues	(1,718)	(1,595)
Total consolidated net revenues	$31,254	$31,545

(Loss) income before income taxes
Total segment (loss) income before income taxes	$(835)	$1,398
Elimination of intersegment income before income taxes	(625)	(1,055)
Total consolidated (loss) income before income taxes	$(1,460)	$343

	Sept. 30,	December 31,
	2010	2009
Assets
Total assets for reportable segments	$42,690	$40,756
Elimination of intercompany receivables	(9,636)	(9,004)
Total consolidated assets	$33,054	$31,752

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

The Company periodically is subject to claims or involved in legal proceedings arising in the normal course of business.  At September 30, 2010, management believes that the resolution of any pending claims or legal proceedings will not have a material impact on the consolidated financial statements.

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

Operations Review for the Three and Nine Months Ended September 30, 2010 and September 30, 2009:

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and Adjusted EBITDA (each defined below), which are non-GAAP measures, for the periods ended September 30, 2010 and 2009:

	Sept. 30,	Sept. 30,
	2010	2009
Net (loss) income	$(1,153,485)	$160,070
Interest income, net of interest expense	(12,861)	(19,773)
Income tax (benefit) expense	(306,900)	182,700
Depreciation	1,473,616	1,584,240
EBITDA	$370	$1,907,237
Loss on disposal of assets (net)	906,940	—
Adjusted EBITDA	$907,310	$1,907,237

EBITDA represents earnings before interest income, income tax expense, and depreciation and amortization.  EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles (“GAAP”), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance, or cash flows from operating activities as a measure of liquidity.  EBITDA has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry.  Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do.  Adjusted EBITDA represents EBITDA plus material, one-time non-cash expenses.  During the nine months ended September 30, 2010, Adjusted EBITDA included the loss on disposal of assets during the remodel of our card room.

Adjusted EBITDA as a percentage of net revenues declined significantly to 2.9% for the first nine months ended September 30, 2010 compared to 6.0% for the first nine months ended September 30, 2009.

Total net revenues decreased $291,476, or 0.9%, during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, and decreased $147,855, or 1.2%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The nine month variance was due primarily to a reduction of 10.2% in pari-mutuel revenues and an increase in Card Casino revenues of 8.0% for the nine months ended September 30, 2010 compared to the same period in the prior year.  The three month variance was due primarily to a reduction of 10.0% in pari-mutuel revenues and an increase in Card Casino revenues of 10.1% for the three months ended September 30, 2010 compared to the same period in the prior year.

Pari-mutuel revenues decreased $962,871, or 10.2%, in the nine-month period ended September 30, 2010 compared to the same period in 2009, and decreased $393,399, or 10.0%, for the three-month period ended September 30, 2010 compared to the same period in 2009.  Total handle wagered for the first nine months of 2010 was down $5.0 million, or 9.0%, compared to the same period last year.  The decrease is attributable to the lingering effects of the economic recession that has adversely impacted discretionary spending on entertainment.  In addition, inclement weather during the first half of 2010 resulted in the cancellation of a significant number of races at racetracks simulcasting their signal to our racetrack.  Severe weather also resulted in the cancellation of one of the Company’s live race days, further adversely impacting handle wagered.  Finally, the Company believes that an increasing number of Minnesota residents are unlawfully wagering on horse races over the Internet.  See the “Summary of Pari-mutuel Data” below.

Summary of Pari-mutuel Data:

	Nine Months Ended Sept. 30,
	2010	2009

Racing Days
Simulcast only	211	211
Live and Simulcast	62	62
Total Number of Racing Days	273	273

On-Track Handle
Simulcast racing handle on simulcast only days	$17,437,000	$19,190,000
Live and Simulcast days:
Live racing handle	10,581,000	12,181,000
Simulcast racing handle	9,204,000	10,482,000
Total On-Track Handle	37,222,000	41,853,000

Out-of-State Live Handle	13,365,000	13,712,000

Total Handle	$50,587,000	$55,565,000

On-Track Average Daily Handle
Simulcast only racing days	$82,640	$90,948
Live and simulcast racing days	$319,113	$365,532

Total Card Casino revenue increased $1,214,889, or 8.0%, for the first nine months of 2010 and $502,405, or 10.1%, for the third quarter of 2010 compared to the same periods in 2009.  The primary source of Card Casino revenue is a percentage of the wagers received from the players as compensation for providing the Card Casino facility and services, referred to as the “collection revenue.”  Other revenue includes fees collected for the administration of tournaments, and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds.  Poker collection revenue fell $235,252, or 2.7%, compared to the first nine months of 2009, but increased $59,460, or 2.2%, for the quarter ended September 30 compared to the same period in 2009.  In addition, Table Games collection revenue increased $1,260,531, or 23.5%, compared to the first nine months of 2009 and $433,242, or 22.8%, for the quarter ended September 30 compared to the same period in 2009.  The increases in the third quarter are largely due to the opening of the Company’s new Card Casino on April 14, 2010.  While the continued lingering effects of the economic recession and unlawful wagering on poker over the Internet continues to adversely affect Card Casino revenues, the Company believes these factors were more than offset by the new Card Casino that has provided both an exciting and an inviting atmosphere and sparked an increase in card play by patrons.  Total Card Casino revenues represented 52.6% and 45.8% of net revenues for the nine-month and three-month periods ended September 30, 2010, respectively.  See the “Summary of Card Casino Data” below:

Summary of Card Casino Data:

	Nine Months Ended Sept. 30,
	2010	2009

Poker Games	$8,430,000	$8,665,000
Table Games	6,622,000	5,362,000
Total Collection Revenue	15,052,000	14,027,000

Other Revenue	1,376,000	1,186,000
Total Card Casino Revenue	$16,428,000	$15,213,000

Number of Days Offered	273	273
Average Revenue per Day	$60,176	$55,725

Concessions revenues remained relatively flat, decreasing $75,462, or 1.6%, and increasing $35,047, or 1.7%, for the nine-month and three-month periods ended September 30, 2010, respectively, compared to the same period in the prior year.

Total operating expenses increased $1,504,767, or 4.8%, and $39,384, or 0.3%, for the nine-month and three-month periods ended September 30, 2010, respectively, compared to the same period in the prior year.  Factors contributing to these increases are discussed in greater detail below.

Total expense for statutory purses and the Minnesota Breeders’ Fund decreased 2.8% to $5,306,457 for the first nine months ended September 30, 2010 compared to the first nine months ended September 30, 2009.  The decrease was due primarily to a reduction in racing purses and breeders’ fund expenses due to lower live and simulcast revenues in the first nine months of 2010 compared to the first nine months of 2009.

The following table provides additional information regarding purse and Breeders’ Fund Expense:

			Minnesota
	Purse Expense		Breeders’ Fund Expense
	Nine Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009

Card Casino	$1,854,000	$1,701,000	$206,000	$189,000

Simulcast Horse Racing	1,650,000	1,770,000	299,000	331,000

Live Horse Racing	1,191,000	1,347,000	106,000	123,000

	$4,695,000	$4,818,000	$611,000	$643,000

Salaries and benefits increased $672,058, or 5.1%, in the 2010 nine-month period ended September 30 and $146,056, or 3.1%, in the three-month period ended September 30, 2010 compared to the same periods last year.  The increase is primarily due to an increase in the Federal minimum wage which became effective after the 2009 second quarter, an increase in hours worked to support the growth in Card Casino revenues, and an increase in the state unemployment tax rate.

A net loss on disposal of assets in the amount of $906,940 was recorded during the first nine months of 2010 and related primarily to the remodeling of our existing card room.  There was no loss on disposal of assets during the nine-month period ended September 30, 2009.

Other operating expenses increased $165,800, or 3.2%, in the 2010 nine-month period ended September 30, 2010 and $25,814, or 1.3%, in the three-month period ended September 30, 2010 compared to the same periods last year.  The increase is primarily due to increased expenditures in support of legislation that would authorize electronic gaming devices at the Racetrack.

Loss before income taxes was $1,460,385 for the nine months ended September 30, 2010 compared to income before income taxes of $342,770 for the nine months ended September 30, 2009.  After an income tax benefit of $306,900 for the nine months ended September 30, 2010, net loss was $1,153,485 in 2010 compared to net income of $160,070 in 2009.  For the quarter ended September 30, 2010, the Company recorded a $139,575 loss before income tax benefit compared to income before income tax expense of $51,195 for the quarter ended September 30, 2009, a decrease of $190,770.  After an income tax benefit of $6,700 in the third quarter of 2010, net loss was $132,875 compared to net income of $16,395 for the third quarter of 2009, a decrease of $149,270.

Contingencies:

There have been no material changes in the contingencies reported under Item 7 in our Annual Report on Form 10-K for our year ended December 31, 2009 and such information is incorporated herein by reference.

Liquidity and Capital Resources:

Cash provided by operating activities during the period January 1, 2010 through September 30, 2010 was $104,251 and was the result of several factors.  During the first quarter of 2010, the Company incurred a one-time loss on disposal of assets in the amount of $909,540 relating to the remodel of our card room.  In addition, depreciation during the first nine months of 2010 was $1,473,616, and the Company experienced an increase in accounts payable and accrued wages and payroll taxes of $815,149, caused primarily by a timing issue related to payroll payments.  Finally, during the third quarter of 2010, the Company had a cost segregation study performed on our assets in use.  As a result of the study, our deferred tax liability increased $884,210.  These items were nearly completely offset by a net loss of $1,153,485, an increase in due from Minnesota horsemen associations of $1,169,066, resulting primarily from purse overpayments, and an increase in income taxes receivable of $1,154,455 as a result of the aforementioned cost segregation study.  Cash provided by operating activities during the period January 1, 2009 through September 30, 2009 was $660,901, resulting primarily from net income of $160,070, depreciation of $1,584,240, and an increase in accounts payable and accrued wages and payroll taxes of $562,963, caused primarily by a seasonal increase of $396,548 in horse racing payables.  These items were offset by an increase in accounts receivable of $332,647 and an increase in due from Minnesota horsemen associations of $1,353,173, resulting primarily from purse overpayments.

Pursuant to an agreement with the MHBPA, during the nine months ended September 30, 2010 and 2009, the Company transferred into a trust account or paid directly to the MHBPA approximately $5,200,000 and $5,525,000, respectively.  At September 30, 2010, the Minnesota horsemen associations owed the Company $1,165,997 resulting from purse overpayments by the Company during the live race meet that ended August 29, 2010.

Net cash used in investing activities for the first nine months of 2010 was $2,302,492 due primarily to costs to remodel our card room totaling approximately $2,296,000.  Net cash used in investing activities for the first nine months of 2009 of $522,726 resulted primarily from upgrades to our grandstand for approximately $261,000 and the purchase of equipment for our backside operations for approximately $167,000, offset by a decrease in our short-term investments of $284,990.

During the period January 1, 2010 through September 30, 2010, cash provided by financing activities consisted of proceeds and excess tax benefits received upon the exercise of stock options of $35,365.  During the period January 1, 2009 through September 30, 2009, cash provided by financing activities consisted solely of proceeds received upon the exercise of stock options of $245,495.

The Company has a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000 until May 8, 2011 with interest at the prime rate but not less than 4.5% per annum.  The Company had no borrowings under the line of credit at September 30, 2010 or December 31, 2009.  The credit agreement contains covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of September 30, 2010.

Unrestricted cash balances at September 30, 2010 were $2,578,321 compared to $4,741,197 at December 31, 2009. The Company believes that unrestricted funds available in its cash accounts, funds available under its line of credit, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2010.

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

Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 73.4% of our total assets at September 30, 2010.  We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed.  Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected future net cash flows.  Should the sum of the related expected future net cash flows be less than the carrying value, we will determine whether an impairment loss should be recognized.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.  To date, we have determined that no impairment of these assets exists.

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

The Company believes the results of the November 2010 elections will provide an improved political environment for gaining approval of the Company’s Racino proposal.  While polls have shown a large majority of Minnesota residents support the Company’s proposal to add video gaming at Canterbury Park, legislative efforts have been unsuccessful in the past.  However, the major shift in the make-up of the Minnesota Legislature resulting from the November 2 elections provides a great opportunity.  As a result, the Company intends to vigorously advocate for Racino legislation when the Minnesota Legislature begins its next session in January 2011.

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

(b)                                 Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended September 30, 2010 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
(c)

On January 16, 2008, the Company announced that its Board of Directors had authorized a program to repurchase up to an additional 250,000 shares of the Company’s common stock. During the first nine months of 2010, the Company did not repurchase any shares of common stock. As of September 30, 2010, there are 33,457 shares at maximum that the Company may buy back as a result of this repurchase program.

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

Canterbury Park Holding Corporation

Dated: November 15, 2010	/s/ Randall D. Sampson
Randall D. Sampson,
President, and Chief Executive Officer

Dated: November 15, 2010	/s/ David C. Hansen
David C. Hansen,
Vice President, and Chief Financial Officer