Form 10-K
period 2010-12-31
CANTERBURY PARK HOLDING CORP
filed 2011-03-31
CIK 926761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

          The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates based on the price at which the Company’s common stock was last sold on the NASDAQ Global Market, on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $18,069,000.

          On March 18, 2011, the Company had 4,055,866 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders, to be held on June 2, 2011 and which will be filed on or before April 19, 2011, are incorporated by reference into Part III of this Form 10-K.

CANTERBURY PARK HOLDING CORPORATION
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2010

Item 1. BUSINESS

(a) General Development of the Business

          Canterbury Park Holding Corporation (the “Company”) conducts pari-mutuel wagering operations and hosts “unbanked” card games at its Canterbury Park Racetrack and Card Casino facility (the “Racetrack”) in Shakopee, Minnesota. The Company’s pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack and year-round wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”). Unbanked card games, in which patrons compete against each other, are hosted in the Card Casino at the Racetrack. The Company also derives revenues from related services and activities, such as concessions, parking, advertising, publication sales and from other entertainment events held at the Racetrack.

          The Company was incorporated under the laws of Minnesota on March 24, 1994, acquired the Racetrack on March 29, 1994, commenced seven day a week simulcast operations on May 6, 1994, and, beginning in May 1995, launched live horse racing and related pari-mutuel wagering on a seasonal basis, generally from early May to early September. The Company opened the card room on April 19, 2000 with 43 tables and expanded to 50 tables (the maximum permitted by law) in 2001. The ownership and operation of the Racetrack and the Card Casino are significantly regulated by the Minnesota Racing Commission (the “MRC”).

          The Company maintains a website at www.canterburypark.com. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge on our website.

(b) Financial Information About Segments

          The Company divides its business into three segments: horse racing, Card Casino and concessions. The horse racing segment represents operations related to pari-mutuel wagering on simulcast and live horse races; the Card Casino segment represents our unbanked card operations; and, the concessions segment represents food and beverage services for simulcast and live racing, the Card Casino and during special events.

(c) Narrative Description of Business

(i)	Horse Racing Operations

          The Company’s horse racing operations consist of year-round pari-mutuel wagering on simulcast horse races (“simulcasting”) and on live thoroughbred and quarter horse races (“live meets”) held on a seasonal basis beginning in May and generally concluding in August or September.

          Live Racing

          In 2010, the Racetrack hosted 62 days of live racing beginning May 14th and concluding August 29th. The meet included 48 days of mixed thoroughbred and quarter horse racing and 14 days of thoroughbred only racing. The 2009 live meet was also 62 days long, beginning May 15th and ending August 30th, and consisted of 42 days of mixed thoroughbred and quarter horse racing and 20 days of thoroughbred only racing.

          Currently, Minnesota law requires the Company to schedule a minimum of 125 days of live racing annually, unless the Minnesota Horsemen’s Benevolent and Protective Association (the “MHBPA”) agrees to a lesser number of live racing days. Since 1995, the MHBPA has agreed to waive the 125-day requirement and has allowed the Company to run a live meet of at least 50 days each year. As this agreement is negotiated annually, no assurance can be given that the MHBPA will agree to a shorter live meet than the 125-day statutory minimum after 2011. If the MHBPA does not agree to a live meet shorter than 125 days, the Company’s operations could be adversely impacted by a decrease in the daily purses, potential reduction in quality of horses, lower attendance, lower overall handle and proportionally greater operating expenses.

          Simulcasting

          Simulcasting is the process by which live horse races held at one facility (the “host track”) are transmitted simultaneously to other locations to allow patrons at each receiving location (the “guest track”) to place wagers on races transmitted from the host track. Monies are collected at the guest track and the information with respect to the total amount wagered is electronically transmitted to the host track. All of the amounts wagered at guest tracks are combined into the appropriate pools at the host track with the final odds and payouts based upon all the monies in the respective pools.

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

(ii)	Card Casino Operations

          The Card Casino is open 24 hours per day, seven days per week, offering two variations of unbanked card games: poker and table games.

          Poker games, including Texas Hold ‘Em, 7-Card Stud and Omaha, with betting limits per hand ranging between $2 and $60, are currently offered in the poker room. A dealer, employed by the Company, regulates the play of the game at each table and deals the cards but does not participate in play. In poker games, the Company is allowed to deduct a percentage from the accumulated wagers and impose other charges for hosting the activity but does not have an interest in the outcome of a game. The Company may add additional prizes, awards or money to any game for promotional purposes. The Company collects a “rake” of 5-10%, depending on the limit of the game, of each addition to the “pot” up to a maximum of $5.00 per hand as its collection revenue. In addition, poker games offer progressive jackpots for most games. In order to fund the jackpot pool, the dealer withholds $1.00 from each final pot in excess of the $15 minimum.

          Table games, including Blackjack, Fortune Pai Gow, Let-It-Ride, Three and Four Card Poker, Ultimate Texas Hold ‘Em, EZ Baccarat, and Blackjack Switch are currently offered in the card room. The Company’s table games are required by law to be “unbanked.” “Unbanked” refers to a wagering system or game where wagers lost or won in card games are accumulated into a player pool liability for purposes of enhancing the total amount paid back to winning players. The Company may only serve as custodian of the player pool, may not have an active interest in any card game and does not recognize amounts that dealers “win” or “lose” during the course of play as revenue. The primary source of card room revenue is a percentage of the wagers received from the players as compensation for providing the card room facility and services, referred to as “collection revenue.” In addition, several table games offer a progressive jackpot. The player has the option of playing the jackpot and has the opportunity to win some or the entire jackpot amount, depending upon their hand.

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

          General

          The Company’s revenues are principally derived from Card Casino operations, wagering on live and simulcast horse races and concession sales. For the fiscal year ended December 31, 2010, revenues from Card Casino operations represented 55.3% of total revenues, wagering on horse races generated 25.5% of total revenues and concessions revenue represented 13.0% of total revenues.

          Card Casino Operations

          The Company receives revenue from its Card Casino, which operates 24 hours per day, seven days per week. The Company currently receives collection revenue from poker and table games tables. Under Minnesota law, the Company is required to pay 10% of the first $6 million of gross card room revenues towards purses for live horse racing at the Racetrack. After meeting the $6 million threshold, the Company must pay 14% of gross card room revenues as purse monies. Of funds allocated for purses, the Company pays 10% of the purse monies to the State of Minnesota Breeders’ Fund. The remaining 90% of purse monies are divided between thoroughbred (90%), quarter horse (9%) and standardbred (1%) purse funds.

          Pari-mutuel wagering – General

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

          The various forms of pari-mutuel wagering can be divided into two categories: straight wagering pools and multiple wagering pools, which are also referred to as “exotic” wagering pools. Examples of straight wagers include: “win,” “place,” and “show.” Examples of exotic wagers include: “daily double,” “exacta,” “trifecta,” and “pick four.”

          The amount of takeout earned by the Company depends on where the race is run and the form of wager (straight or exotic). Net revenues from pari-mutuel wagering on live races run at the Racetrack consist of the total amount wagered, less the amounts paid (i) to winning patrons, (ii) for purses, (iii) to the MBF and (iv) for pari-mutuel taxes to the State of Minnesota. Net revenues from pari-mutuel wagering on races being run at out-of-state racetracks and simulcast to the Racetrack have similar expenses but also include a host fee payment to the host track. The host fee, which is calculated as a percentage of monies wagered (generally 3.0% to 4.5%), is negotiated with the host track and must comply with state laws governing the host track. Pari-mutuel revenues also includes commission and breakage revenues on live on-track and simulcast racing, fees received from out-of-state racetracks for wagering on our live races and proceeds from uncashed winning tickets.

          Wagering on Live Races

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

          The following table sets forth the percentage distribution of each dollar wagered on live races at the Racetrack, as established by the Racing Act, and the Racetrack’s retainage for the years ended December 31, 2010 and 2009:

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

(2)

The current pari-mutuel tax structure exempts the first $12 million of takeout during a statutorily mandated twelve-month period. The total pari-mutuel tax liability for a twelve-month period will depend upon the total takeout during that period. There was no pari-mutuel tax liability in 2009 and 2010 and therefore, it is not factored into the above table.

          Wagering on Simulcast Races

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

          The following table sets forth the approximate percentage distribution of each dollar wagered for races simulcast at the Racetrack and the Racetrack’s retainage for the years ended December 31, 2010 and 2009:

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
(2)

The current pari-mutuel tax structure exempts the first $12 million of takeout during a statutorily mandated twelve-month period. The total pari-mutuel tax liability for a twelve-month period will depend upon the total takeout during that period. There was no pari-mutuel tax liability in 2009 and 2010 and therefore, it is not factored into the above graph.

(3)

Although Minnesota law specifies purse percentages, the actual percentage is determined by agreement between the Racetrack and the MHBPA. For the year ended December 31, 2009, the MHBPA allowed a 1.6% expense deduction. No expense deduction was allowed in 2010 and none is expected for 2011 as well.

(4)	Payments to the host track generally range from 3.0% to 4.5% of total handle, subject to negotiation with each host track. For purposes of this table, the host track fee is assumed to be 3.8%.

          Concessions Revenue

          The Company earns revenue from food and beverage sales in its restaurant, group catering areas and numerous concession stands located throughout the facility. Food and beverage sales are offered during live and simulcast racing in the card room and during special events.

          Other Revenue

          The Company generates cash revenues from the receipt reserved seating charges, preferred and valet parking and the sales of various daily pari-mutuel publications. Additional revenues are derived from the use of the Racetrack facilities year-round for special events such as concerts, trade and craft shows, business meetings, private parties, horse expositions and sales, boat and automobile storage and community events. The Company also generates revenue from providing advertising signage space, similar to that appearing at many sports stadiums, and leasing excess parking lot space for various automotive activities and vehicle storage.

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

          The Company also competes with other forms of gaming, principally with numerous tribal casinos located throughout the State of Minnesota that offer video slot machines as well as poker. In particular, the largest casino in Minnesota is located approximately four miles from the Racetrack. More recently, unbanked card games have also become available at some tribal casinos. The Company also faces increasing competition from offshore and out-of-state simulcast operations offering Internet and telephone account home wagering systems to Minnesota residents, although Minnesota regulatory authorities consider such wagering to be illegal.

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

          General

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

          A federal statute, the Interstate Horse Racing Act of 1978, also requires that a racetrack must obtain the consent of the group representing the horsepersons (owners and trainers) racing the breed of horses that race a majority of the time at the racetrack, and the consent of the state agency regulating the racetrack, in order to transmit simulcast signals of its live races or to receive and use simulcast signals from other racetracks. The Company has obtained the consent of the MHBPA and MRC for receiving and sending simulcast signals.

          Issuance of Class A and Class B Licenses to the Company

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

          Limitation on the Number of Class A and Class B Licenses

          Pursuant to the Racing Act, so long as the Racetrack maintains its Class A License, no other Class A License may be issued to operate a racetrack in the seven-county metropolitan area (the counties of Hennepin, Ramsey, Washington, Scott, Dakota, Anoka and Carver), except the MRC may issue an additional Class A License within the seven-county metropolitan area, provided that the additional license may only be issued for a facility which, among other conditions, is located more than 20 miles from the Racetrack, contains a track no larger than five-eighths of a mile in circumference, and is used exclusively for standardbred (harness) racing. An additional Class A license was issued to Running Aces on January 20, 2005 (see “Competition” above). However, as long as the Company holds its Class A License, only the Company may own and operate a racetrack in the seven county metropolitan area where thoroughbred and quarter horses may be raced.

          Limitation on Ownership and Management of an Entity which holds a Class A and/or Class B License

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

          Card Casino Regulation

          The MRC is also authorized by law to regulate card room operations, and the law requires that the Company reimburse the MRC for its actual costs, including personnel costs, of regulating the card room. For fiscal years ended December 31, 2010, and 2009, the Company paid $148,000 and $150,000, respectively, to the MRC as reimbursement for costs of regulating card room operations.

          The MRC issued an additional Class B License to the Company on January 19, 2000 that authorizes the Company to host unbanked card games. The Class B License is renewable each year by the MRC after a public hearing (if required by the MRC). Currently, the Class B License Fee of $10,000 per calendar year is included in the Class A License Fee of $253,000 per calendar year.

          Local Regulation

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

          The Company believes the results of the November 2010 elections have improved the political environment for gaining approval of the Company’s Racino proposal. While polls have shown a large majority of Minnesota residents support the Company’s proposal to add video gaming at Canterbury Park, legislative efforts have been unsuccessful in the past. However, the major shift in the make-up of the Minnesota Legislature resulting from the November 2010 elections is a positive development. As a result, the Company is vigorously advocating for Racino legislation in the 2011 session of the Minnesota Legislature.

          The effort to obtain legislative approval for a Racino has required, and will continue to require, substantial expenditures. Due to the inherent uncertainty of the outcome of legislative activities, there can be no assurance that any bills favorable to the Company’s interests will be enacted into law, and it is possible bills adverse to the Company could be enacted.

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

          At March 31, 2011, the Company had 256 full-time employees and 267 part-time employees. On a seasonal basis, the Company adds approximately 120 full-time and 250 part-time employees for live racing operations from early May until early September. The Company’s management believes its employee relations are good.

(x)	Executive Officers

          The executive officers of the Company, their ages and their positions with the Company are as follows:

Name	Age	Position with Company

Randall D. Sampson	52	President, CEO and General Manager

David C. Hansen	54	Vice President of Finance, CFO and Secretary

Mark A. Erickson	54	Vice President of Facilities

Michael J. Garin	55	Vice President of Non-Gaming Operations and Asst. Secretary

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

          David C. Hansen joined the Company in July 2001 as Vice President of Finance and Chief Financial Officer. From 2000 to 2001, Mr. Hansen served as Director of Accounting for Prairie Meadows Racetrack and Casino in Altoona, IA, one of the nation’s first Racino operations. He served as Controller and later Director of Finance at Treasure Island Resort & Casino, in Red Wing, MN, from 1993 until 2000. Mr. Hansen earned his CPA certification in 1983. Mr. Hansen is a member of the Minnesota Society of Certified Public Accountants, the Hospitality Financial and Technology Professionals Association, and Financial Executives International.

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

          Michael J. Garin was named Vice President of Non-Gaming Operations in October 2009. Prior thereto, Mr. Garin served as the Vice President of Hospitality since May of 1997. He also previously served as President of Canterbury Park Concessions, Inc. from September 1995 to May of 1997. From 1993 to 1994, Mr. Garin served as Food & Beverage Supervisor for Little Six, Inc., one of the largest tribal casino operations in the country. Mr. Garin was President of MMR Vending, Inc., a regional vending company, from 1988 to 1992. Prior to 1988, he was a Regional Director at General Mills Restaurant Group overseeing seven restaurants in three states. Since 2007, Mr. Garin has served on the Board of Directors for the Minnesota Restaurant Association.

Item 1A. RISK FACTORS

          The Company is subject to risk factors that may affect our operating results. Such risk factors include, but are not limited to, the matters discussed below as well as the additional risks discussed under Forward Looking Statements on page 27 of this Form 10-K.

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

          In early 2005, the MRC granted a license to NMHI to construct and operate a harness racetrack in Columbus Township, Anoka County, MN, which is approximately 50 miles from the Racetrack. This license authorized NMHI to engage in pari-mutuel wagering on live races of standardbred (harness) horses and on simulcast races of all horse breeds. This racetrack opened in April of 2008 as Running Aces Harness Park (“Running Aces”). In addition, Running Aces began card room operations in June of 2008.

          We expect competition for our existing and future operations to increase from Running Aces, existing tribal casinos, and racetracks that are able to subsidize their purses with alternative gaming revenues. In addition, several of our tribal gaming competitors have substantially larger marketing and financial resources than we do. We are unable to predict with any certainty the effects of existing and future competition on our operating results.

A downturn in general economic conditions can adversely affect our results of operations.

          Consumer demand for entertainment is particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences could be driven by factors such as perceived or actual general economic conditions including housing prices and the availability of credit; high energy, fuel and food costs; the increased cost of travel; the potential for bank failures; the weakening job market; perceived or actual disposable consumer income and wealth; fears of recession and changes in consumer confidence in the economy; or fears of war and future acts of terrorism. These factors could reduce consumer demand for the leisure activities we offer, thus imposing practical limits on pricing and harming our operations. Our revenues and profitability have been adversely affected by these factors during the last three years and are likely to be adversely affected in 2011.

We are subject to extensive regulation from gaming authorities that could adversely affect us.

          The ownership and operation of our Racetrack and Card Casino are subject to significant regulation by the MRC under the Racing Act and the rules adopted by the MRC. The MRC has the authority to impose increases in the Class A and Class B license fees. In addition, State law requires that we reimburse the MRC for its actual costs of regulating the card room, including personnel costs. Increases in these licensing and regulatory costs could adversely affect our results of operations.

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

We Depend on Key Personnel.

          Our future success will depend largely on the skills, efforts and motivation of Randall D. Sampson, our President and Chief Executive Officer, as well as other executive officers and key personnel, on whom we are highly dependent. Our inability to retain key personnel could have a material, adverse impact on our business, financial condition and results of operations.

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

          General

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

          Racing Surfaces

          The racing surfaces consist of a one-mile oval dirt/limestone track and a 7/8 mile oval turf course. The dirt track includes a mile and one-quarter front stretch chute, a 6-1/2 furlong backstretch chute and a 3-½ furlong chute and is lighted for night racing.

          Grandstand

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

          Barn and Backside Facilities

          The stable area consists of 33 barns with a total of approximately 1,650 stalls. In the stable area, there are 216 dormitory rooms for the grooms and others working at the Racetrack. The stable area also contains a combination racing office and cafeteria/recreation building for stable personnel, two blacksmith buildings and a one half-mile training track.

          Parking

          Approximately 7,500 paved parking spaces are available for patron and employee automobiles at the Racetrack, including parking spaces that are reserved for handicapped patrons. The Racetrack also has unpaved areas available for overflow parking for approximately 5,000 additional automobiles. Areas are also reserved for bus parking.

          RV Park

          The Company owns a recreational vehicle (RV) park, located two miles from the Racetrack in Shakopee, Minnesota on approximately 29 acres adjacent to the Minnesota River. The RV Park has 68 independent sites and 40 dependent sites, an indoor swimming pool, laundry facilities, game room and mini store. In 2010, this property was leased to an unaffiliated party, and it is expected the lessee will continue to operate the RV Park similar to how it has been operated in the past, with sites being rented to horsemen participating in Canterbury’s racing operations, seasonal employees and the general public.

          Undeveloped Land

          Approximately 100 acres of the 380 acres owned by the Company are not necessary for current operations. This property could be developed or sold, in whole or in part, depending upon future opportunities. The Company regularly evaluates other business activities and development opportunities that would maximize the use of the real estate surrounding the Racetrack and which would complement the Company’s primary businesses of horse racing and Card Casino operations.

          Use of Properites

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

            The Company’s common stock trades on the NASDAQ Global Market under the symbol CPHC. The table set forth below indicates the high and low sale prices for the Common Stock in the quarterly periods ending December 31, 2010 and 2009.

	2010		2009
	High	Low	High	Low
Common Stock

First Quarter	$9.00	$6.90	$7.43	$5.35
Second Quarter	9.20	7.26	7.32	5.83
Third Quarter	8.87	7.20	7.49	6.02
Fourth Quarter	12.73	7.60	7.59	6.03

(b)	HOLDERS

            At March 10, 2011, the Company had 788 holders of record of its common stock. In addition, on that date, a depository company held approximately 2,640,000 shares as nominee for an estimated 1,511 beneficial holders.

(c)	DIVIDENDS

            No special dividends were declared in 2009 or 2010.

(d)	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

          The following table sets forth information as of December 31, 2010 regarding our equity compensation plans:

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category (1)	(a) Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in column (a))

Equity compensation plans approved by security holders:
1994 Stock Plan	368,437	$9.21	232,750
1995 Employee Stock Purchase Plan	—	—	107,815

Equity compensation plans not approved by security holders:
Stock Option Plan for Non-Employee Consultants and Advisors (2)	—	—	167,500

Total	368,437		508,065

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

          On January 16, 2008, the Company announced that its Board of Directors had authorized a program to repurchase up to an additional 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 12b-18 in open market transactions, block purchases of privately negotiated transactions. During the fiscal year 2010, the Company did not repurchase any shares of common stock. As of December 31, 2010, there are 33,457 shares that the Company may buy back as a result of this repurchase program.

Item 6. SELECTED FINANCIAL DATA

             The following table sets forth selected consolidated financial data for each of the five fiscal years ended December 31, 2010. The operating and balance sheet data for the years ended and as of December 31, 2010, 2009, 2008, 2007, and 2006 are derived from our audited consolidated financial statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes thereto included elsewhere in this report.

(In thousands except for per share amounts)

	Year Ended December 31
OPERATING DATA	2010[1]	2009	2008	2007	2006

Net Revenues	$39,920	$39,589	$46,025	$52,880	$55,840

Operating Expenses	41,197	39,363	45,310	48,723	50,660

(Loss) Income Before Income Tax Benefit (Expense)	(1,264)	261	823	4,486	5,459

Income Tax Benefit (Expense)	272	(200)	(385)	(1,865)	(2,334)

Net (Loss) Income	$(992)	$61	$438	$2,621	$3,125

Basic Net (Loss) Income per Share	$(.25)	$.02	$.11	$.65	$.78
Diluted Net (Loss) Income per Share	(.25)	.02	.11	.62	.74
Dividends per Share	.00	.00	.25	.25	.25

Cash Flows from Operating Activities	$2,985	$1,931	$1,649	$4,608	$5,973

	At December 31
BALANCE SHEET DATA	2010	2009	2008	2007	2006

Land, Buildings & Equipment, Net	$23,948	$23,850	$24,932	$25,038	$24,904

Total Assets	32,648	31,752	32,244	36,106	34,351

Total Stockholders’ Equity	26,546	27,302	26,681	28,578	26,860

Number of Common Shares Outstanding at Year End	4,054	4,022	3,938	4,084	4,051

1 During fiscal year 2010, the Company incurred a one-time loss on disposal of assets in the amount of $909,540 relating to the remodeling of our existing card room.

Item7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

            In April 2000, we opened Canterbury Park’s card room. After nearly ten years in operation, and beginning in January of 2010, the Company began an extensive remodeling project in our card room. The remodeling project was completed during the second quarter of 2010 and on April 14, 2010, Canterbury Park opened its new Card Casino. The Card Casino operates 24 hours a day, seven days a week and is limited by Minnesota State law to a maximum of 50 tables. The Card Casino currently offers a mix of both poker and table games up to the State maximum table limit.

            Our three largest sources of revenues, Card Casino operations, pari-mutuel operations and concessions sales, generate cash revenues. Consequently, the Company is highly liquid and has not utilized its line of credit in over eight years.

Financial Performance Summary	2010	2009	2008	2007	2006

Net Revenues	$39,920	$39,589	$46,025	$52,880	$55,840

Operating Expenses	41,197	39,363	45,310	48,723	50,660

(Loss) Income Before Income Taxes	(1,264)	261	823	4,486	5,459

Income Tax Benefit (Expense)	272	(200)	(385)	(1,865)	(2,334)

Net (Loss) Income	$(992)	$61	$438	$2,621	$3,125

            The primary strengths of Canterbury Park are our dedicated and capable staff, our first-class facilities and 380-acre property and the legal authority to offer our unique gaming products in our market area.

            Our management team has extensive knowledge of the horse racing, Card Casino, and concession operations and our staff has demonstrated a commitment to our customers. We continue to implement improvements to our comprehensive customer satisfaction measurement and enhancement program. Our management team has a good relationship with our workforce and is able to retain qualified personnel as demonstrated by our low turnover rate.

          Our facilities are modern by racetrack industry standards, and we have invested heavily in the past few years to update and upgrade them to meet the needs of our customers and horsemen. Our 380-acre property with a prime location on the edge of the Minneapolis – St. Paul metropolitan area in one of the fastest-growing counties in Minnesota provides us with great long-term growth and development opportunities. Our Board of Directors is engaged in an evaluation of the highest and best potential uses of our underutilized land. Our long-term strategic direction is to enhance the character of our property as a unique gaming and entertainment destination.

          We have a strong commitment to live racing and have been particularly successful in attracting new customers and providing a quality live racing experience for our horse racing fans as well as the horsemen who enter their horses in live races at Canterbury Park. However, we still face a number of longer-term challenges as we work to improve the results of our pari-mutuel operations, including declines in handle and intense competition for racehorses with tracks that are able to subsidize their purses with alternative gaming revenues.

          We continue to believe that our best option for long-term growth is to gain authority under Minnesota law to offer additional gaming options, which would enhance horse racing with increased purses, provide growth and development opportunities and produce significant new tax revenues for state and local governments. In addition, we believe that additional gaming options would provide significant job opportunities for the area. The effort to obtain legislative authority for these initiatives has required, and will continue to require, substantial expenditures. Due to the inherent uncertainty of the outcome of legislative activities, there can be no assurance that any bills favorable to the Company’s interests will be enacted into law, and it is possible, as a result of the legislative process, that legislation directly or indirectly adverse to the Company may be enacted into law.

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

          Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 73.4% of our total assets at December 31, 2010. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected future net cash flows. Should the sum of the related expected future net cash flows be less than the carrying value, we will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. To date, we have determined that no impairment of these assets exists.

          Stock Based Employee Compensation – ASC 718, Compensation – Stock Compensation (“ASC 718”), requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value. We utilize our judgment in determining the assumptions used to determine the fair value of options granted using a Black-Scholes model.

NEW ACCOUNTING PRONOUNCEMENTS

          In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”) – “Fair Value Measurements and Disclosures.” ASU 2010-06 amends Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurements and Disclosures”, and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 was effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for the first interim and annual reporting periods beginning on or after December 15, 2010. The adoption of ASU 2010-06 did not have a material effect on the Company’s consolidated financial statements.

          In April 2010, the FASB issued Accounting Standards Update No. 2010-16 (“ASU 2010-16”) “Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities.” ASU 2010-16 codifies the consensus reached in Emerging Issues Task Force Issue No. 09-F, “Casino Base Jackpot Liabilities.” ASU 2010-16 amends the ASC to clarify that an entity should not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can avoid paying the jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance in this ASU applies to both base and progressive jackpots. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The adoption of ASU 2010-16 is not expected to have a material effect on the Company’s consolidated financial statements.

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

          The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at December 31, 2010 and as of the date of this report will not have a material impact on the consolidated financial statements.

OPERATIONS REVIEW

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

          The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and Adjusted EBITDA (each defined below), which are non-GAAP measures, for the years ended December 31, 2010 and 2009. EBITDA represents earnings before interest income, income tax expense, and depreciation and amortization. EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles (“GAAP”), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance, or cash flows from operating activities as a measure of liquidity. EBITDA has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry. Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do. Adjusted EBITDA represents EBITDA plus material, one-time non-cash expenses. During the year ended December 31, 2010, Adjusted EBITDA included the loss on disposal of assets during the remodel of our card room.

	Dec. 31, 2010	Dec. 31, 2009
Net (loss) income	$(992,206)	$60,970
Interest income, net of interest expense	(12,913)	(35,583)
Income tax (benefit) expense	(272,000)	199,800
Depreciation	2,043,758	2,094,174
EBITDA	$766,639	$2,319,361
Loss on disposal of assets (net)	906,940	—
Adjusted EBITDA	$1,673,579	$2,319,361

          Adjusted EBITDA decreased as a percentage of net revenues to 4.2% for the year ended December 31, 2010 compared to 5.9% for the year ended December 31, 2009.

          Total net operating revenues for the year ended December 31, 2010 were $39.9 million, an increase of $331,601, or 0.8%, compared to total operating revenues of $39.6 million for the year ended December 31, 2009. Total Card Casino revenues increased 9.9%, pari-mutuel revenues decreased 10.2% and concession revenues decreased 1.3% in fiscal 2010 compared to fiscal 2009. Discussions of pari-mutuel and Card Casino revenues follow.

SUMMARY OF PARI-MUTUEL OPERATING DATA

	Year Ended Dec. 31, 2010	Year Ended Dec. 31, 2009
Racing Days
Simulcast only days	301	301
Live and simulcast days	62	62
Total Racing Days	363	363
On-Track Handle
Simulcast handle on non-live race days	$25,250,000	$27,934,000
Simulcast handle on live race days	9,204,000	10,482,000
Total simulcast handle	34,454,000	38,416,000

Live racing handle	10,581,000	12,181,000
Total On-Track Handle	45,035,000	50,597,000

Out-of-state Live Handle	13,365,000	13,712,000
Total Handle	$58,400,000	$64,309,000
On-Track Average Daily Handle
Simulcast only days	$84,000	$93,000
Live and simulcast days	319,000	366,000

          Pari-mutuel revenues include commission and breakage revenues on live on-track and simulcast racing, fees received from out-of-state racetracks for wagering on our live races and proceeds from uncashed winning tickets. Pari-mutuel revenues decreased to $10.2 million in 2010 from $11.4 million in 2009, primarily reflecting a decrease in simulcast and on-track live racing handle in 2010 compared to 2009.

          Total handle wagered on simulcast races in 2010 decreased $3,962,000, or 10.3%, compared to 2009. The decrease is attributable to the lingering effects of the economic recession that has adversely impacted discretionary spending on entertainment. In addition, inclement weather during the first half of 2010 resulted in the cancellation of a significant number of races at racetracks simulcasting their signal to our racetrack. Finally, the Company believes that an increasing number of Minnesota residents are unlawfully wagering on horse races over the Internet.

          On-track live handle decreased by $1,600,000, or 13.1%, for the 2010 live meet compared to the live meet in 2009. In addition, wagering at out-of-state tracks on races conducted at the Racetrack during the 2010 live meet decreased $347,000, or 2.5%, compared to the 2009 meet. These decreases are primarily due to the lingering effects of the economic recession that has adversely impacted discretionary spending on entertainment.

          Revenues recognized on proceeds from winning pari-mutuel tickets which were not presented for payment within one year of the end of the respective race meets decreased approximately $23,000 in 2010 compared to 2009, primarily due to reduced amounts wagered on simulcast horse races.

SUMMARY OF CARD CASINO REVENUES

	Year Ended Dec. 31, 2010	Year Ended Dec. 31, 2009

Poker Games	$11,126,000	$11,520,000
Table Games	9,080,000	6,930,000
Total Collection Revenue	20,206,000	18,450,000

Other Revenue	1,954,000	1,708,000

Total Card Casino Revenue	$22,160,000	$20,158,000

Number of Days Offered	364	364
Average Revenue per Day	$60,900	$55,400

          The primary source of Card Casino revenue is a percentage of the wagers received from the players as compensation for providing the card room facility and services, referred to as “collection revenue”. Other Revenue presented above includes fees collected for the administration of tournaments and amounts earned as reimbursement for the administrative costs of maintaining the jackpot funds. Card Casino revenues represent 55.5% and 50.9% of net revenues for 2010 and 2009, respectively.

           The Card Casino is divided into two areas, the poker area and the table games area. The average daily collection amount per game is dependent upon the number of tables utilized to offer the game. Patron demand determines the number of tables to be used for a specific game.

          Total Card Casino revenue increased $2,002,000, or 9.9%, compared to 2009. The increase in Card Casino revenue is due primarily to the increase in table games revenue of $2,150,000, or 31.0%, in 2010 over 2009. The increase is largely due to the opening of the Company’s new Card Casino on April 14, 2010. While the continued lingering effects of the economic recession and unlawful wagering on poker over the Internet continues to adversely affect Card Casino revenues, the Company believes these factors were more than offset by the new Card Casino that has provided both an exciting and inviting atmosphere which has sparked an increase in card play by patrons.

          We expect that competition from Running Aces, illegal Internet wagering, wagering at tribal casinos will continue to put pressure on Card Casino operating revenues in future periods. As a result, we continue to search for opportunities to make Canterbury Park the most attractive alternative when our customers want to wager on card games.

SUMMARY OF CONCESSION REVENUES

          Concession revenues remained relatively stable at $5,218,523, a slight decrease of $67,000, or 1.3%, compared to 2009.

SUMMARY OF OTHER REVENUES

          Other revenue decreased $450,000, or 15.3%, to $2,502,000 in fiscal year 2010 compared to 2009. The decrease in 2010 was due primarily to the Company offering free admission for each live race day in 2010 in honor of the 25th anniversary of the founding of Canterbury Park (then Canterbury Downs).

OPERATING EXPENSES

          Total operating expenses increased approximately $1,834,000, or 4.7%, to $41,197,000 in 2010, from $39,363,000 in 2009 primarily due to factors described below. Total operating expenses as a percentage of net revenues increased slightly to 103.2% from 99.4% in 2009. This was due to multiple factors. First, we experienced a considerable decrease in pari-mutuel revenues in 2010. In addition, we incurred a one-time loss on disposal of assets in the amount of $909,940 relating to the remodeling of our existing card room. As a result, despite decreases in variable expenses, such as marketing and purse expenses, operating expenses became a larger percentage of total revenues.

          Total purse expense decreased $71,000, or 1.2%, in 2010 compared to 2009 as presented in the table below. As discussed in greater detail in Item 1(c) (iv) above, Minnesota law requires us to allocate a portion of funds received from betting in the card room and wagering on simulcast and live horse races for future payment as purses for live horse races or other authorized uses. While most of these funds are paid into the purse funds for thoroughbred, quarter horse and standardbred races, Minnesota law requires that a portion of funds allocated for purses be paid into the MBF. A description of how the purse expense was derived from these three sources and allocated for purse expense and to the MBF is presented below. The increase in Card Casino revenues in 2010 compared to 2009 resulted in the increases in Card Casino purse and MBF expense shown in the table below. Total purse expense associated with simulcast and live racing decreased in 2010 compared to 2009 primarily due to lower wagering levels.

	Purse Expense		Minnesota Breeders’ Fund Expense
	2010	2009	2010	2009

Card Casino	$2,576,000	$2,324,000	$286,000	$258,000

Simulcast Racing	2,016,000	2,183,000	387,000	429,000

Live Racing	1,191,000	1,347,000	106,000	122,000

Total	$5,783,000	$5,854,000	$779,000	$809,000

          Under Minnesota law, the Company is required to pay 10% of the first $6 million of gross Card Casino revenues towards purses for live horse racing at the Racetrack. After meeting the $6 million threshold, the Company must pay 14% of gross Card Casino revenues as purse monies. Of funds allocated for purses, the amounts paid are allocated 90% to the purse funds and 10% to the MBF.

          The amounts paid to the purse fund for simulcast racing differ depending upon whether the simulcast wagering occurs during the “Racing Season,” a statutorily defined 25-week period beginning in early May each year, or outside of the Racing Season. We paid an average of 5.85% of handle to the purse fund in 2010, compared to 5.68% in 2009. We pay 5.50% of pari-mutuel simulcast commission revenues to the MBF; consequently, lower revenues result in lower MBF expense.

          We also experienced a reduction in host fees of $119,000, or 7.6%, in 2010 compared to 2009 due to lower wagering experienced in 2010 compared to 2009.

          Salary and benefit expenses increased by $564,000, or 3.3%, for the twelve months ended December 31, 2010 compared to the twelve months ended December 31, 2009. The increase is primarily due to an increase in the Federal minimum wage which became effective after the 2009 second quarter, an increase in hours worked to support the growth in Card Casino revenues, and an increase in the state unemployment tax rate.

          Other operating expenses increased $514,000, or 7.8%, in 2010 compared to 2009. This increase is primarily due to increased expenditures in support of legislation that would authorize electronic gaming devices at the Racetrack.

          Net other income decreased $23,000, or 63.7%, in 2010 compared to 2009. This decrease is primarily attributable to a decrease in interest income on our primary bank account balance during 2010.

          Income taxes as a percentage of pre-tax loss and income increased to 78.5% for the year ended December 31, 2010 from 76.6% for the year ended December 31, 2009. The increase is primarily attributable to an increase in non-deductible lobbying expenses in 2010 compared to 2009 as part of the Company’s effort to obtain Racino legislation.

          Net income decreased $1,053,000, which resulted in a net loss for 2010 in the amount of $992,000 compared to net income of $61,000 for the year ended December 31, 2009. As mentioned above, the primary reasons for this change was the loss on disposal of assets during the first quarter of 2010 and the significant decline in pari-mutuel revenues during 2010.

LIQUIDITY AND CAPITAL RESOURCES

          At December 31, 2010, we had unrestricted cash and cash equivalents of $5,451,000 compared to $4,741,000 at December 31, 2009. This $710,265 increase consists of $3.0 million net cash provided by operating activities and $0.1 million net cash provided by financing activities, offset by $2.4 million net cash used in investing activities. In addition, as of December 31, 2010, we had $3.0 million of capacity under a commercial revolving credit line as part of a general credit and security agreement with Bremer Bank that will expire on May 8, 2011. The Company plans to renew this credit line before it expires. We had no borrowings under the credit line in 2010 or 2009.

          Our three largest sources of revenue: pari-mutuel wagering, Card Casino operations and concessions, are all based on cash transactions. Consequently, we have significant inflows of cash on a daily basis. We designate cash balances which will be required to satisfy certain short-term liabilities such as progressive jackpots, the player pool and amounts due horsemen for purses and awards as “restricted” as a separate balance sheet item.

          The Company’s table games are required by law to be “unbanked”. “Unbanked” refers to a wagering system or game where wagers “lost” or “won” by the host are accumulated into a player pool liability for purposes of enhancing the total amount paid back to players in any other card game. The Company may only serve as custodian of the player pool. It may not have an active interest in any card game and does not recognize net “wins” or “losses” as revenue. The Company is required to return accumulated player pool funds to the players through giveaways, promotional items, prizes or by other means. The player pool liability was approximately $206,000 at December 31, 2010 compared to $156,000 at December 31, 2009.

          The card room offers progressive jackpots for poker games. Amounts collected for these jackpot funds are accrued as liabilities until paid to winners. At December 31, 2010, accrued jackpot funds totaled approximately $516,000 compared to $486,000 at December 31, 2009. The MRC regulates the operation of the player pool and progressive jackpot pools. These liabilities have the potential for significant fluctuation on a daily basis.

          All games in the Card Casino are played using chips. The value of chips issued and outstanding, referred to as the “outstanding chip liability,” was approximately $187,000 at December 31, 2010, compared to $191,000 at December 31, 2009. This liability has the potential for significant fluctuation on a daily basis depending upon the demand for chip redemptions and sales.

          Our second largest individual operating expense item is purse expense. Pursuant to an agreement with the MHBPA, we transferred into a trust account or paid directly to the MHBPA approximately $5,207,000 and $5,525,000 in purse funds for the years ended December 31, 2010 and 2009, respectively. Minnesota Statutes specify that amounts transferred into trust are the property of the trust and not the Company. Unpaid purse fund obligations due the MHBPA were $193,592 and $35,422 at December 31, 2010 and 2009, respectively.

          The Company believes that unrestricted funds available in its cash accounts, amounts available under its revolving line of credit, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements for regular operations for the foreseeable future.

CASH FLOWS FROM OPERATING ACTIVITIES

          Net cash provided by operations during the year ended December 31, 2010 was $2,984,065 and was the result of several factors. During the first quarter of 2010, the Company incurred a one-time loss on disposal of assets in the amount of $909,540 relating to the remodel of our card room. In addition, depreciation during 2010 was $2,043,758. Finally, during the third quarter of 2010, the Company had a cost segregation study performed on our assets in use. Primarily as a result of the study, our deferred tax liability increased $839,450. These items were somewhat offset by an increase in restricted cash in the amount of $391,662 due primarily to the increase in the amount to the Minnesota Horsemen’s Benevolence & Protective Association (MHBPA).

          Net cash provided by operations during the year ended December 31, 2009 was $1,930,905, which resulted primarily from net income of $60,970 and depreciation of $2,094,174, offset by a decrease in card room accruals of $513,830. The decrease in card room accruals was primarily as a result of there being more days accrued in 2008 for the dealer tips.

CASH FLOWS FROM INVESTING ACTIVITIES

          Cash used in investing activities for the year ended December 31, 2010 of $2,417,119 resulted primarily from costs to remodel our Card Casino totaling $2,296,000. The Company used cash on hand to fund the project and avoided drawing on its line of credit.

          Cash used in investing activities for the year ended December 31, 2009 of $1,340,178 resulted primarily from upgrades to our grandstand and the purchase of equipment for our backside operations. In addition, in 2009, the Company purchased investments of $500,000 that were set to mature at various dates in 2010 and 2011. A portion of these investments were redeemed early in 2010, and the Company has no investments as of December 31, 2010.

CASH FLOWS FROM FINANCING ACTIVITIES

          Cash provided by financing activities was $143,319 for the year ended December 31, 2010 compared to cash provided by financing activities of $404,739 for the year ended December 31, 2009. The 2010 cash inflow resulted solely from proceeds received upon the exercise of stock options and shares of common stock purchased by employees pursuant to our Employee Stock Purchase Plan.

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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

          In March 2008, the Company entered into a six-year service agreement with its totalizator provider. Pursuant to the agreement, the vendor provides totalizator equipment and computer programs which record and process all wagers and calculate odds and payoffs. In October 2008, the Company entered into a four-year service agreement to outsource its information technology (IT) function. Amounts charged to operations under these agreements for the years ended December 31, 2010 and 2009 were approximately $637,000 and $644,000, respectively.

          The Company has entered into operating leases for rental of office equipment, equipment to print certain publications, and track equipment to maintain the Racetrack. Amounts charged to operations under these agreements for the years ended December 31, 2010 and 2009 were approximately $140,000 and $142,000, respectively. All such leases expire on or before September 30, 2013.

          Since December 31, 2010, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above. As of December 31, 2010, we had no borrowings pursuant to our line of credit and were not party to capital lease obligations, significant purchase obligations or other long-term obligations.

FORWARD-LOOKING STATEMENTS

          From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, we may make forward-looking statements concerning possible or anticipated future financial performance, prospective business activities or plans which are typically preceded by words such as “believes,” “expects,” “anticipates,” “intends” or similar expressions. For such forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could affect our actual results and cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: material fluctuations in attendance at the Racetrack, decline in interest in wagering on horse races at the Racetrack, at other tracks, or on unbanked card games offered at the Card Casino, competition from other venues offering unbanked card games or other forms of wagering, competition from other sports and entertainment options, costs associated with our efforts to obtain legislative authority for additional gaming options, increases in compensation and employee benefit costs, increases in the percentage of revenues allocated for purse fund payments, higher than expected expense related to new marketing initiatives, the impact of wagering products and technologies introduced by competitors, legislative and regulatory decisions and changes, the general health of the gaming sector, and other factors that are beyond our ability to control or predict.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Canterbury Park is not required to provide the information requested by this Item as it qualifies as a smaller reporting company.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)          Financial Statements

The following financial statements of the Company are set forth on pages 29 through 46 of the Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Canterbury Park Holding Corporation

We have audited the accompanying consolidated balance sheets of Canterbury Park Holding Corporation (a Minnesota corporation) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Canterbury Park Holding Corporation as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Minneapolis, Minnesota
March 31, 2011

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009

ASSETS

CURRENT ASSETS
Cash	$5,451,462	$4,741,197
Restricted cash	1,341,656	949,994
Short-term investments (Note 3)	—	365,894
Accounts receivable, net of allowance of $34,805 and $6,500, respectively	394,314	405,192
Inventory	176,211	178,512
Prepaid expenses	564,984	465,084
Income taxes receivable	381,898	168,979
Deferred income taxes (Note 4)	320,400	296,500
Due from Minnesota horsemen associations	49,241	32,353
Total current assets	8,680,166	7,603,705

LONG-TERM ASSETS
Deposits	20,000	20,000
Deferred income taxes (Note 4)	—	28,850
Long-term investments (Note 3)	—	250,000
Land, buildings and equipment, net (Note 2)	23,948,330	23,849,672

	$32,648,496	$31,752,227

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,252,527	$2,061,658
Card Casino accruals	1,433,798	1,175,383
Accrued wages and payroll taxes	686,964	635,182
Due to MHBPA (Note 1)	193,592	35,422
Accrued property taxes	562,349	511,136
Payable to horsepersons	21,551	31,444
Total current liabilities	5,150,781	4,450,225

LONG-TERM LIABILITIES
Deferred income taxes (Note 4)	951,900	—

COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)	—	—

STOCKHOLDERS’ EQUITY (Notes 5 and 6)
Common stock, $.01 par value, 10,000,000 shares authorized, 4,053,660 and 4,021,702, respectively, shares issued and outstanding	40,537	40,217
Additional paid-in capital	15,883,899	15,648,200
Retained earnings	10,621,379	11,613,585
Total stockholders’ equity	26,545,815	27,302,002

	$32,648,496	$31,752,227

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

OPERATING REVENUES:
Pari-mutuel	$10,222,981	$11,384,656
Card Casino	22,160,076	20,158,313
Concessions	5,218,523	5,285,922
Other	2,501,697	2,952,128
Total Revenues	40,103,277	39,781,019
Less: Promotional allowances	(183,093)	(192,436)
Net Revenues	39,920,184	39,588,583

OPERATING EXPENSES:
Purses	5,782,877	5,853,656
Minnesota Breeders’ Fund	778,715	809,405
Other pari-mutuel expenses	1,451,192	1,570,032
Salaries and benefits	17,699,849	17,135,676
Cost of concession and other sales	3,044,434	2,937,619
Depreciation	2,043,758	2,094,174
Loss on disposal of assets	906,940	—
Utilities	1,112,776	1,083,850
Advertising and marketing	1,314,649	1,330,485
Other	7,062,113	6,548,499
Total Operating Expenses	41,197,303	39,363,396

(LOSS) INCOME FROM OPERATIONS	(1,277,119)	225,187

OTHER (EXPENSE) INCOME:
Interest expense	(225)	(4,589)
Interest income	13,138	40,172
Net Other Income	12,913	35,583

(LOSS) INCOME BEFORE INCOME TAXES	(1,264,206)	260,770

Income tax benefit (expense) (Note 4)	272,000	(199,800)

NET (LOSS) INCOME	$(992,206)	$60,970

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,038,103	3,958,294

WEIGHTED AVERAGE NUMBER OF DILUTIVE SHARES OUTSTANDING	4,038,103	3,983,657

BASIC NET (LOSS) INCOME PER COMMON SHARE (Note 7)	$(.25)	$.02

DILUTED NET (LOSS) INCOME PER COMMON SHARE (Note 7)	$(.25)	$.02

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010 AND 2009

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

Balance at December 31, 2008	3,938,021	$39,380	$15,089,438	$11,552,615	$26,681,433

Exercise of stock options	79,837	798	376,918	—	377,716
Stock-based compensation	—	—	138,966	—	138,966
Tax benefit from exercise of stock options	—	—	15,893	—	15,893
Shares issued under Employee Stock Purchase Plan	3,844	39	26,985	—	27,024
Net income	—	—	—	60,970	60,970

Balance at December 31, 2009	4,021,702	$40,217	$15,648,200	$11,613,585	$27,302,002

Exercise of stock options	28,101	281	114,651	—	114,932
Stock-based compensation	—	—	187,959	—	187,959
Tax shortfall from exercise of stock options	—	—	(95,502)	—	(95,502)
Shares issued under Employee Stock Purchase Plan	3,857	39	28,591	—	28,630
Net loss	—	—	—	(992,206)	(992,206)

Balance at December 31, 2010	4,053,660	$40,537	$15,883,899	$10,621,379	$26,545,815

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Operating Activities:
Net (loss) income	$(992,206)	$60,970
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	2,043,758	2,094,174
Stock–based compensation expense	187,959	138,966
Loss on disposal of assets	906,940	5,092
Tax (shortfall) benefit from exercise of stock options	(95,502)	15,893
Increase (decrease) in deferred income taxes	956,850	(213,550)
Changes in operating assets and liabilities:
Decrease in accounts receivable	10,878	70,384
(Increase) decrease in restricted cash	(391,662)	311,298
Increase in other current assets	(97,599)	(55)
(Increase) decrease in income taxes receivable	(212,919)	397,457
Increase (decrease) in accounts payable and accrued wages & payroll taxes	226,551	(324,259)
Increase (decrease) in Card Casino accruals	258,415	(513,830)
Increase (decrease) in accrued property taxes	51,213	(2,680)
Decrease in payable to horsepersons	(9,893)	(63,773)
Increase (decrease) in due to MHBPA	141,282	(45,182)
Net cash provided by operating activities	2,984,065	1,930,905

Investing Activities:
Additions to land, buildings and equipment	(3,035,613)	(1,037,279)
Proceeds from sale of equipment	2,600	—
Proceeds from redemption of investments	644,387	342,116
Purchase of investments	(28,493)	(645,015)
Net cash used in investing activities	(2,417,119)	(1,340,178)

Financing Activities:
Proceeds from issuance of common stock	143,319	404,739
Net cash provided by financing activities	143,319	404,739

Net increase in cash	710,265	995,466

Cash at beginning of year	4,741,197	3,745,731

Cash at end of year	$5,451,462	$4,741,197

Non-cash investing and financing activities:
Additions to buildings and equipment funded through accounts payable	$27,587	$11,487
Proceeds from issuance of common stock funded through shares swapped	$251,530	$15,880
Supplemental disclosure of cash flow information:
Income taxes refunded, net of amount paid	$914,971	$—

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Canterbury Park Holding Corporation was incorporated on March 24, 1994. On March 29, 1994, the Company acquired all the outstanding securities of Jacobs Realty, Inc. (JRI) from Irwin Jacobs and IMR Fund, L.P. (an investment fund for various pension plans and trusts). JRI was merged into the Company, and the acquisition was accounted for under the purchase method of accounting whereby the acquired assets and liabilities have been recorded at the Company’s cost. The primary asset of JRI was Canterbury Downs Racetrack and the 325 acres of surrounding land.

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

Revenue Recognition – Our revenues are derived primarily from the operations of a Card Casino, pari-mutuel wagering on simulcast and live horse races, concession sales, and related activities. Collection revenue from Card Casino operations, a set percentage of wagers, is recognized at the time that the wagering process is complete. Pari-mutuel revenues are recognized upon occurrence of the live race that is presented for wagering and after that live race is made official by the respective state’s racing regulatory body. Revenues related to concession and publication sales and parking and admission fees are recognized as revenue when the service has been performed or the product has been delivered. All sales taxes are presented on a net basis and are excluded from revenue.

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

Unrestricted Cash – Cash includes all investments with original maturities of three months or less or which are readily convertible into known amounts of cash and are not legally restricted. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Restricted Cash – Restricted cash represents refundable deposits and amounts due to horsemen for purses, stakes and awards, and amounts accumulated in card game progressive jackpot pools, the player pool and poker promotional fund to be used to repay card players in the form of promotions, giveaways, prizes, or by other means.

Uncashed Winning Tickets – The Company records a liability for winning tickets upon the completion of a race. As winning tickets are redeemed, this liability is reduced for the respective cash payment. We recognize revenue associated with the uncashed winning tickets when the likelihood of the redemption of the winning ticket is remote.

Promotional Allowances – The Company offers certain promotional allowances at no charge to patrons who participate in our player rewards program. The retail value of these promotional items is shown as a deduction from total revenues on the Company’s consolidated statements of operations.

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) – The Minnesota Pari-Mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from card room operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MHBPA, the Company has transferred into a trust account or paid directly to the MHBPA, approximately $5,207,000 and $5,525,000 for the years ended December 31, 2010 and 2009, respectively, related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company.

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

Land, Buildings, and Equipment – Land, buildings, equipment, and building improvements are capitalized at a level of $1,000 or greater and are recorded at cost. Repair and maintenance costs are charged to operations when incurred. Furniture, fixtures, and equipment are depreciated using the straight-line method over estimated useful lives ranging from 5 – 7 years, while buildings are depreciated over 15 – 39 years. Building improvements are amortized using the straight-line method over the useful life of the assets.

Card Casino Accruals – Minnesota law allows the Company to collect amounts from patrons to fund progressive jackpot pools in the card room. These amounts, along with amounts earned by the player pool, promotional pools and the outstanding chip liability, are accrued as short-term liabilities at each balance sheet date.

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

Interest and penalties associated with uncertain income tax positions are presented in income tax expense. During the twelve months ended December 31, 2010 and 2009, we recognized expenses of $19,003 and $0, respectively, for interest and penalties. We do not have any amounts accrued at December 31, 2010 for the payment of interest and penalties.

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

Recent Accounting Pronouncements – In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”) – “Fair Value Measurements and Disclosures.” ASU 2010-06 amends Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurements and Disclosures”, and requires new disclosures surrounding certain fair value measurements. ASU 2010-06 was effective for the first interim or annual reporting period beginning on or after December 15, 2009, except for certain disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for the first interim and annual reporting periods beginning on or after December 15, 2010. The adoption of ASU 2010-06 did not have a material effect on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update No. 2010-16 (“ASU 2010-16”) “Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities.” ASU 2010-16 codifies the consensus reached in Emerging Issues Task Force Issue No. 09-F, “Casino Base Jackpot Liabilities.” ASU 2010-16 amends the ASC to clarify that an entity should not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can avoid paying the jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance in this ASU applies to both base and progressive jackpots. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The adoption of ASU 2010-16 is not expected to have a material effect on the Company’s consolidated financial statements.

Stock Based Employee Compensation – ASC 718, Compensation – Stock Compensation (“ASC 718”), requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value.

ASC 718 requires the use of a fair value based measurement method when granting stock options. The Company selected the Black-Scholes method to measure the compensation cost for stock options. The Black-Scholes method requires the use of significant assumptions to estimate the fair value of the stock option awards. The expected term of both the board of director and key employee options was calculated using the simplified method. The expected volatility was calculated primarily with reliance on historical volatility rates. During 2010, the Company adjusted its dividend yield rate to reflect the current expectation that no dividends will be declared. The risk-free rate utilized in the Black-Scholes calculations was the U.S. Constant Maturity Treasury Security for the period equivalent to the term of the option.

The fair value of options granted under the 1994 Stock Plan during 2010 and 2009 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2010	2009
Dividend yield	0.00%	4.12%
Expected volatility	44%	26%
Risk-free interest rate	2.54%	2.93%
Expected term of options in years	5.9	6.3
Fair value of options on grant date	$345,855	$111,455

For more information on our stock-based compensation plans, see Note 6.

2.	LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment, at cost, consists of the following at December 31:

	2010	2009

Land	$6,673,076	$6,673,076
Buildings and building improvements	19,937,187	20,006,176
Furniture and equipment	16,344,381	15,794,200
	42,954,644	42,473,452
Accumulated depreciation	(19,006,314)	(18,623,780)
	$23,948,330	$23,849,672

3.	FAIR VALUE

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

The Company had no assets and liabilities measured at fair value on a recurring basis for December 31, 2010. Assets and liabilities measured at fair value on a recurring basis for December 31, 2009 are summarized below:

	Fair Value Measurements as of December 31, 2009
Description	Total	Level 1	Level 2	Level 3

Short-term investments (Certificates of Deposit)	$365,894	$—	$365,894	$—
Long-term investments (Certificates of Deposit)	$250,000	$—	$250,000	$—
Total	$615,894	$—	$615,894	$—

4.	INCOME TAXES

A reconciliation between income taxes computed at the statutory federal income tax rate and the effective tax rate is as follows:

	2010	2009

Federal tax (benefit) expense	$(429,400)	$88,700
Nondeductible lobbying expense	144,900	54,300
State (benefit) expense, net of federal impact	(45,100)	28,800
Stock option expense	41,100	7,700
Other	16,500	20,300
	$(272,000)	$199,800

Income tax (benefit) expense for the years ended December 31, 2010 and 2009 consists of the following:

	2010	2009
Current
Federal	$(1,064,650)	$304,000
State	(46,800)	109,350
	(1,111,450)	413,350
Deferred, primarily Federal	839,450	(213,550)
	$(272,000)	$199,800

The Company recognized certain tax deficiencies related to stock option plans in the amount of $117,400 for the year ended December 31, 2010. The deficiency was recorded as a decrease in additional paid-in capital.

Current and long term temporary differences and tax carryforwards at December 31 are as follows:

	2010	2009
Current
Vacation accrual	$104,400	$99,400
Player rewards program accrual	199,900	173,400
Other	16,100	23,700
Net current deferred tax asset	$320,400	$296,500

	2010	2009
Long-Term
Tax depreciation greater than book depreciation	$(1,364,800)	$(166,700)
Deferred gain on sale of land	(104,000)	(104,000)
Stock options	93,700	263,900
Net operating loss carryforwards	406,000	—
Other	17,200	35,650
Net long-term deferred tax (liability) asset	$(951,900)	$28,850

The Company is subject to U.S. and Minnesota taxation. With few exceptions, the Company is no longer subject to US federal, state or local examinations by tax authorities for years before 2007.

5.	STOCKHOLDERS’ EQUITY

Employee Stock Purchase Plan:

On April 3, 1995, the Board of Directors adopted an Employee Stock Purchase Plan (the “ESPP”). The ESPP is open to all employees of the Company working more than 15 hours per week. The ESPP consists of one-year phases. The phases commence on October 1 of each year and under the terms of the plan, employees are allowed to set aside a portion of their payroll earnings to purchase shares of the Company’s common stock. The purchase price is 95% of the fair market value of the shares on the termination date of the phase. The plan provides for the sale of up to 350,000 shares. The plan issued 3,857 and 3,844 shares in 2010 and 2009, respectively. The ESPP has issued a total of 242,185 shares since its inception.

401(k) Plan:

On June 1, 1998 the Company established a defined contribution savings plan for employees who had completed one year of service, as defined in the Plan document. The defined contribution savings plan allows for employee compensation deferral contributions under Section 401(k) of the Internal Revenue Code and discretionary contributions by the Company. In January 2009, the Company suspended its employer contributions for fiscal 2009. Employer contributions charged to operations in 2010 and 2009 were approximately $0 and $28,000, respectively. In February 2011, the Company announced it would reinstate its discretionary contribution match beginning in March 2011.

Employee Stock Ownership Plan:

In December 2004, the Company’s Board of Directors approved an Employee Stock Ownership Plan (the “ESOP”) effective for calendar years beginning January 1, 2004. All eligible employees of the Company participate in the ESOP after completing one full calendar year of service. Contributions to the ESOP are determined by the Board of Directors and can be made in cash or shares of the Company’s common stock. Annual contributions are allocated to each participant based on compensation and vest in accordance with a six year graded vesting schedule. Compensation expense for the ESOP is determined based on the average fair value of shares on the date the Company commits to the contribution to the ESOP. For the purposes of earnings per share, ESOP shares are included in weighted-average common shares outstanding at year-end as the shares are committed to be contributed on that date. On October 24, 2008, the Company suspended its ESOP contribution for fiscal 2008. As of the date of this filing, the Company had taken no action to resume making contributions.

Stock Repurchase Plan:

On January 16, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 12b-18. During 2008, the Company repurchased 216,543 shares of common stock at an average price of $8.71 for an aggregate purchase price of $1,886,034. The Company did not repurchase any shares in 2009 or 2010.

6.	STOCK BASED COMPENSATION

Stock Options:

The Company’s 1994 Stock Plan (the “Plan”) provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and non-employees, including directors of and consultants to the Company and any subsidiary, to purchase up to a maximum of 1,450,000 shares of common stock. The Company currently has 232,750 shares available for grant under the Plan. Options that are granted under the Plan may be either options that qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (Incentive Stock Options), or those that do not qualify as Incentive Stock Options (Non-Qualified Stock Options). The Plan is administered by the Board of Directors which determines the persons who are to receive awards under the Plan, the type of award to be granted, the number of shares subject to each award and, if an option, the exercise price of each option. The Plan also provides for formula grants of Non-Qualified Stock Options to non-employee directors and consultants of the Company.

The Plan provides that payment of the exercise price may be made in the form of unrestricted shares of common stock already owned by the optionee. The Company calculates the fair market value of unrestricted shares as the average of the high and low sales prices on the date of exercise.

Stock option activity related to the Plan during the years ended December 31, 2010 and 2009 is summarized below:

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	403,244	$10.15	470,000	$11.12

Granted	106,500	8.15	115,000	6.09
Exercised	(62,557)	5.86	(82,506)	4.58
Expired/Forfeited	(78,750)	15.27	(99,250)	14.52

Outstanding at end of year	368,437	$9.21	403,244	$10.15

Options exercisable at end of year	264,812	$9.92	335,744	$10.89

The grant-date fair value of options outstanding and exercisable at December 31, 2010 and 2009 was $1,129,000 and $1,712,000, respectively. The weighted average remaining contractual term of these options is 5.2 and 3.2 years, respectively.

The weighted-average grant-date fair value of options granted during the years 2010 and 2009 was $382,808 and $113,863, respectively. The total fair value of options exercised during the years ended December 31, 2010 and 2009 was $231,000 and $247,000, respectively.

As of December 31, 2010, total compensation cost related to non-vested stock options not yet recognized was $236,718, which is expected to be recognized over the next 2.50 years on a weighted-average basis.

The following table summarizes information concerning all options outstanding and options exercisable as of December 31, 2010:

Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$5.00 – 7.50	172,187	5.7	$6.44	131,187	$6.57
$7.51 – 11.25	91,750	8.8	$8.36	29,125	$8.52
$11.26 – 16.50	75,000	5.1	$13.56	75,000	$13.56
$16.51 – 17.25	29,500	3.6	$16.94	29,500	$16.94
Total	368,437	6.2	$9.21	264,812	$9.92

Board of Director Grants

Each non-employee member of the Board of Directors receives an annual recurring grant of 3,000 non-qualified stock options. On February 1, 2010 and February 1, 2009, 15,000 options were granted to the five board members with an exercise price equal to the market price on the date of grant of $7.05 and $6.66, respectively. The stock options vest over a six-month period and expire in ten years. The compensation cost associated with the Board of Director options of $45,450 and $18,900 was recognized as expense over the six-month vesting period in 2010 and 2009, respectively.

2006 Employee Stock Option Grant

On February 9, 2006, 15,000 employee stock options were granted. The compensation cost associated with the employee stock option grant in 2006 was recognized ratably over the four-year vesting period. The compensation cost related to these employee option awards included in salaries and benefits expense for 2010 and 2009 was $386 and $5,146, respectively. As of December 31, 2010, there was no unrecognized compensation cost related to these stock options.

2006 Restricted Stock Grant

Also on February 9, 2006, 41,000 shares of restricted stock were granted to executive employees. The restricted stock cliff vested in four years from the date of grant. There were no forfeitures during 2009 and 2010. On February 9, 2010, the 35,000 shares were distributed to the applicable personnel.

Upon granting, compensation cost associated with the restricted stock grant was calculated as the market price on the date of grant of $14.55 for the 41,000 shares (reduced by estimated forfeitures) of $589,275. In 2008, as forfeited shares had exceeded original estimated forfeitures, a new forfeiture rate was calculated. As a result of this new calculation, the total estimated compensation cost for the restricted stock grant was $487,425. In accordance with the modified prospective method, the compensation cost related to these awards included in salaries and benefits expense for the years ended December 31, 2010 and 2009 was $3,510 and $97,290, respectively. As of December 31, 2010, there was no unrecognized compensation cost related to this restricted stock grant.

2009 Employee Stock Option Grant

On April 23, 2009, 100,000 options were granted to employees with an exercise price equal to the market price on the date of grant of $6.00. The stock options vest over a 42-month period and expire in ten years. The compensation cost associated with this grant of employee options is $92,555 to be recognized as expense over the 42-month vesting period. The compensation cost related to these employee option awards included in salaries and benefits expense for the years ended December 31, 2010 and 2009 was $26,444 and $17,630, respectively. As of December 31, 2010, there was $48,481 of total unrecognized compensation cost related to these stock options which is expected to be recognized over 1.8 years.

2010 Employee Stock Option Grant

On February 25, 2010, 86,500 options were granted to employees with an exercise price equal to the market price on the date of grant of $8.28. The stock options vest over a 42-month period and expire in ten years. The compensation cost associated with this grant of employee options is $282,355 to be recognized as expense over the 42-month vesting period. The compensation cost related to these employee option awards included in salaries and benefits expense for 2010 was $94,118. As of December 31, 2010, there was $188,237 of total unrecognized compensation cost related to these stock options which is expected to be recognized over 2.7 years.

2010 Non-Employee Consultant and Advisor Grant

On November 4, 2010, 5,000 options were granted to a non-employee consultant with an exercise price equal to the market price on the date of grant of $9.15. The stock options vest immediately and expire in ten years. The compensation cost associated with this grant was $18,050 and was recognized immediately. As of December 31, 2010, there was no unrecognized compensation cost related to these stock options. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $23,000 and $16,000 for 2010 and 2009, respectively.

7.	EARNINGS PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations:

	2010	2009

Net (loss) income (numerator) amounts used for basic and diluted per share computations:	$(992,206)	$60,970

Weighted average shares (denominator) of common stock outstanding:
Basic	4,038,103	3,958,294
Plus dilutive effect of stock options	—	25,363
Diluted	4,038,103	3,983,657

Net (loss) income per common share:
Basic	$(.25)	$.02
Diluted	(.25)	.02

Options to purchase 368,437 shares of common stock at an average of $9.21 per share were outstanding at December 31, 2010 but were not included in the computation of diluted EPS because the Company experienced a net loss for the year ended December 31, 2010.

Options to purchase 264,250 shares of common stock at an average of $11.86 per share were outstanding at December 31, 2009 but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

8.	LINES OF CREDIT

The Company has a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000. On May 8, 2010, the Company signed an amendment with Bremer Bank extending the expiration date from June 30, 2010 to May 8, 2011, while keeping previous provisions intact. The Company had no borrowings under this credit line at December 31, 2010 and December 31, 2009. The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements as of December 31, 2010. The Company believes that unrestricted funds available in its cash accounts, funds available under this line of credit, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2011. The Company anticipates being able to renew the line of credit at similar terms.

9.	OPERATING LEASES AND COMMITMENTS

Purchase Obligations

In March 2008, the Company entered into a six-year service agreement with its totalizator provider. Pursuant to the agreement, the vendor provides totalizator equipment and computer programs which record and process all wagers and calculate odds and payoffs. In October 2008, the Company entered into a four-year service agreement to outsource its information technology (IT) function. Amounts charged to operations under these agreements for the years ended December 31, 2010 and 2009 were approximately $637,000 and $644,000, respectively.

Operating Lease Obligations

The Company has entered into operating leases for rental of office equipment, equipment to print certain publications, and track equipment to maintain the Racetrack. Amounts charged to operations under these agreements for the years ended December 31, 2010 and 2009 were approximately $140,000 and $142,000, respectively. All such leases expire on or before September 30, 2013. Future lease payment obligations under these leases are provided in the table below.

FUTURE MINIMUM LEASE PAYMENTS

The following table reflects our future minimum lease payments as of December 31, 2010:

	Payments Due by Period
Lease Obligation	TOTAL	2011	2012	2013	2014

Operating Lease Obligations (1)	$123,000	$66,900	$34,800	$21,300	$—

(1)	Includes operating lease obligations for general office and printing equipment rental.

10.	CONTINGENCIES

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

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at December 31, 2010 and as of the date of this report will not have a material impact on the consolidated financial statements.

The Company has committed to payment of statutory distributions under a $500,000 bond issued to the Minnesota Racing Commission as required by Minnesota statute.

11.	RELATED-PARTY TRANSACTIONS

The Company paid a total of $50,100 in both 2010 and 2009 to the Chair and Vice Chair of the Company in consideration for the services they provided pursuant to consulting agreements. In addition, another non-employee Board member received $12,000 in both 2010 and 2009 for services regarding the Company’s strategic planning matters. Finally, an additional non-employee Board member received $18,000 in 2010 for services regarding the Company’s effort to pass Racino legislation.

12.	OPERATING SEGMENTS

The Company has three reportable operating segments: horse racing, Card Casino, and concessions. The horse racing segment includes simulcast and live horse racing operations, the Card Casino segment includes operations of Canterbury Park’s Card Casino, and the concessions segment provides concessions during simulcast and live racing, in the Card Casino and during special events. The Company’s reportable operating segments are strategic business units that offer different products and services. The horse racing and Card Casino segments are regulated by the Minnesota Racing Commission.

Depreciation, interest expense and income taxes are allocated to the segments but no allocation is made to concessions for shared facilities. However, the concessions segment paid approximately 25% of gross revenues on live racing and special event days to the horse racing segment for use of the facilities in 2010 and 2009.

The following tables provide information about the Company’s operating segments (in 000’s):

	Year Ended December 31, 2010
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$12,517	$22,160	$5,243	$39,920

Intersegment revenues	590	—	1,545	2,135

Net interest income	13	—	—	13

Depreciation	1,123	768	153	2,044

Segment (loss) income before income taxes	(2,336)	1,347	410	(579)

Segment Assets	$28,446	$3,566	$10,353	$42,365

	Year Ended December 31, 2009
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$14,136	$20,158	$5,295	$39,589

Intersegment revenues	569	—	1,412	1,981

Net interest income	36	—	—	36

Depreciation	1,289	644	161	2,094

Segment (loss) income before income taxes	(1,684)	2,207	734	1,257

Segment Assets	$28,279	$2,841	$9,636	$40,756

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

Revenues	2010	2009
Net revenues for reportable segments	$42,055	$41,570
Elimination of intersegment revenues	(2,135)	(1,981)
Total consolidated net revenues	$39,920	$39,589

(Loss) income before income taxes
Total segment (loss) income before income taxes	$(579)	$1,257
Elimination of intersegment income before income taxes	(685)	(996)
Total consolidated (loss) income before income taxes	$(1,264)	$261

	December 31, 2010	December 31, 2009
Assets
Total asset for reportable segments	$42,365	$40,756
Elimination of intercompany receivables	(9,717)	(9,004)
Total consolidated assets	$32,648	$31,752

13.	SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

	2010 Quarter Ended:
	March 31	June 30	September 30	December 31

Net revenues	$7,788,613	$11,453,879	$12,011,366	$8,666,326

Operating expenses	8,578,307	11,989,419	12,159,378	8,470,199

Net (loss) income	(639,641)	(380,969)	(132,875)	161,279

Basic (loss) earnings per share	(.16)	(.09)	(.03)	.04

Diluted (loss) earnings per share	(.16)	(.09)	(.03)	.04

	2009 Quarter Ended:
	March 31	June 30	September 30	December 31

Net revenues	$8,195,176	$11,160,254	$12,150,722	$8,082,431

Operating expenses	7,616,689	11,454,971	12,111,495	8,180,241

Net income (loss)	316,774	(173,099)	16,395	(99,100)

Basic earnings (loss) per share	.08	(.04)	.00	(.02)

Diluted earnings (loss) per share	.08	(.04)	.00	(.02)

14.	LOSS ON DISPOSAL OF ASSETS

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2010. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2010.

(c)	Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended December 31, 2010, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not Applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Incorporated by Reference.

Information required under Item 401 (except as noted below), 405, 406, and 407 (c) (3), (d) (4), and (d) (5) of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 2011 (the “2011 Proxy Statement”), a definitive copy of which will be filed with the Commission within 120 days of the close of the 2010 fiscal year, which information is incorporated herein by reference. Information required under Item 402 of Regulation S-K regarding executive officers is presented under Item 1(c)(x) herein.

Code of Ethics

The Company has adopted a code of ethics applicable to all employees of and consultants to the Company. A copy of the Code of Conduct can be obtained free of charge upon written request directed to the Company’s Secretary at the executive offices of the Company.

Item 11.	EXECUTIVE COMPENSATION

Information required under Item 402 of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s 2011 Proxy Statement which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under Item 201(d) and 403 of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s 2011 Proxy Statement which information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information, if any, required by Item 404 of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s 2011 Proxy Statement which information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of this Form 10-K and Item 9(e) of Schedule 14A will be set forth in a section entitled “The Company’s Auditors” in the Company’s 2011 Proxy statement which information is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	(a).	The following Consolidated Financial Statements of Canterbury Park Holding Corporation and subsidiaries are included in Part II, Item 8 pages 29-46:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009

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

Dated: March 31, 2011	CANTERBURY PARK HOLDING CORPORATION

	By	/s/ Randall D. Sampson
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

Signature	Title	Date

/s/ Curtis A. Sampson	Chairman of the Board	March 31, 2011
Curtis A. Sampson

/s/ Dale H. Schenian	Vice Chairman; Director	March 31, 2011
Dale H. Schenian

/s/ Randall D. Sampson	Chief Executive Officer, President,	March 31, 2011
Randall D. Sampson	General Manager, Treasurer and Director

/s/ Patrick R. Cruzen	Director	March 31, 2011
Patrick R. Cruzen

/s/ Burton F. Dahlberg	Director	March 31, 2011
Burton F. Dahlberg

/s/ Carin J. Offerman	Director	March 31, 2011
Carin J. Offerman

/s/ David C. Hansen	Chief Financial Officer* and Secretary	March 31, 2011
David C. Hansen

* Principal Accounting Officer

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

Exhibit Index To
Form 10-K for the Year Ended December 31, 2010

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

The exhibits referred to in this Exhibit will be supplied to a shareholder at a charge of $.25 per page upon written request directed to the Company’s Secretary at the executive offices of the Company.