Form 10-Q
period 2011-03-31
CANTERBURY PARK HOLDING CORP
filed 2011-05-16
CIK 926761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

        (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number: 001-31569

CANTERBURY PARK HOLDING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1775532
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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
YES   ☐              NO  ☒

The Company had 4,074,686 shares of common stock, $.01 par value, outstanding as of May 13, 2011.

Canterbury Park Holding Corporation

PART I - FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 AND DECEMBER 31, 2010 (Unaudited)

	March 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS
Cash	$6,975,271	$5,451,462
Restricted cash	1,373,955	1,341,656
Short-term investments	100,000	-
Accounts receivable, net of allowance of $34,805	468,822	394,314
Inventory	170,770	176,211
Prepaid expenses	492,207	564,984
Income taxes receivable	277,732	381,898
Deferred income taxes	350,500	320,400
Due from Minnesota horsemen associations	-	49,241
Total current assets	10,209,257	8,680,166

LONG-TERM ASSETS
Deposits	20,000	20,000
Land, buildings and equipment, net of accumulated depreciation of $19,371,796 and $19,006,314, respectively	23,589,914	23,948,330
	$33,819,171	$32,648,496
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,344,282	$2,252,527
Card Casino accruals	1,697,254	1,433,798
Accrued wages and payroll taxes	781,328	686,964
Due to MHBPA	99,525	193,592
Accrued property taxes	709,649	562,349
Payable to horsepersons	45,594	21,551
Total current liabilities	5,677,632	5,150,781

DEFERRED INCOME TAXES	1,298,500	951,900

COMMITMENTS AND CONTINGENCIES (Note 7)	-	-

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,068,981 and 4,053,660 shares issued and outstanding, respectively	40,690	40,537
Additional paid-in capital	15,970,069	15,883,899
Retained earnings	10,832,280	10,621,379
Total stockholders’ equity	26,843,039	26,545,815
	$33,819,171	$32,648,496

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
PERIODS ENDED MARCH 31, 2011 AND 2010 (Unaudited)

	Three Months Ended March 31,
	2011	2010
OPERATING REVENUES:
Pari-mutuel	$1,683,750	$1,821,031
Card Casino	5,600,802	4,937,408
Concessions	723,121	739,898
Other	337,509	322,012
Total Revenues	8,345,182	7,820,349
Less: Promotional Allowances	(37,372)	(31,736)
Net Revenues	8,307,810	7,788,613

OPERATING EXPENSES:
Purse expense	805,907	772,624
Minnesota Breeders’ Fund	142,988	142,927
Other pari-mutuel expenses	305,526	319,073
Salaries and benefits	3,710,602	3,840,716
Cost of sales	464,627	484,080
Depreciation	460,500	491,700
Loss on disposal of assets	-	909,540
Utilities	234,538	243,925
Advertising and marketing	102,548	162,791
Other operating expenses	1,443,606	1,210,931
	7,670,842	8,578,307

INCOME (LOSS) FROM OPERATIONS	636,968	(789,694)

NONOPERATING REVENUES (EXPENSES):
Interest expense	(6)	(1,282)
Other, net	1,359	4,535
	1,353	3,253

INCOME (LOSS) BEFORE INCOME TAXES	638,321	(786,441)
INCOME TAX (EXPENSE) BENEFIT (Note 1)	(427,766)	146,800

NET INCOME (LOSS)	$210,555	$(639,641)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,055,399	4,032,629

WEIGHTED AVERAGE NUMBER OF DILUTIVE SHARES OUTSTANDING	4,113,651	4,032,629

BASIC NET INCOME (LOSS) PER COMMON SHARE (Note 1)	$.05	$(.16)

DILUTED NET INCOME (LOSS) PER COMMON SHARE (Note 1)	$.05	$(.16)

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED MARCH 31, 2011 AND 2010 (Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating Activities:
Net income (loss)	$210,555	$(639,641)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	460,500	491,700
Loss on disposal of assets	-	909,540
Stock-based compensation expense	55,508	37,422
Increase (decrease) in deferred income tax liability	316,500	(472,492)
Tax benefit from exercise of stock options	7,100	-
Changes in operating assets and liabilities:
Increase in restricted cash	(32,299)	(272,312)
Increase in accounts receivable	(74,508)	(129,993)
Decrease (increase) in other current assets	78,218	(89,575)
Decrease in income taxes receivable	97,066	298,150
Increase in accounts payable and accrued wages and payroll taxes	146,755	540,777
Increase in Card Casino accruals	263,456	277,366
Increase in accrued property taxes	147,300	131,325
Increase in payable to horsepersons	24,043	39,214
(Decrease) increase in due to MHBPA	(44,826)	113,158
Net cash provided by operating activities	1,655,368	1,234,639

Investing Activities:
Additions to buildings and equipment	(62,725)	(821,448)
Proceeds from sale of investments	-	26,517
Purchase of investments	(100,000)	-
Net cash used in investing activities	(162,725)	(794,931)

Financing Activities
Proceeds from issuance of common stock	24,066	9,999
Tax benefit from exercise of stock options	7,100	-
Net cash provided by financing activities	31,166	9,999
Net increase in cash	1,523,809	449,707

Cash at beginning of period	5,451,462	4,741,197
Cash at end of period	$6,975,271	$5,190,904

Supplemental disclosure of noncash investing activities:
Additions to buildings and equipment funded through accounts payable	$66,951	$820,669

Proceeds from issuance of common stock funded through shares swapped	$165,625	$251,530

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$-	$33,000

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED MARCH 31, 2011 AND 2010 (Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management, contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of Canterbury Park Holding Corporation as of March 31, 2011 and December 31, 2010; the results of its operations and its cash flows for the three months ended March 31, 2011 and 2010. The condensed consolidated balance sheet as of December 31, 2010 was derived from the audited financial statements. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Results for an interim period are not necessarily indicative of results for a full year.

The complete summary of significant accounting policies is included in the notes to consolidated financial statements under Item 8 in the 2010 Annual Report on Form 10-K.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Canterbury Park Holding Corporation (the “Company”) was incorporated under the laws of Minnesota and acquired land and buildings to conduct pari-mutuel horse racing operations (the “Racetrack”) in March 1994. The Racetrack is located in Shakopee, Minnesota, approximately 25 miles southwest of downtown Minneapolis. In May 1994, we commenced year-round horse racing simulcast operations and hosted the first annual live race meet during the summer of 1995. Our live racing operations are a seasonal business as we host live race meets each year from May until early September. We earn additional pari-mutuel revenue by televising our live racing to out-of-state racetracks around the country. Canterbury Park’s Card Casino operates 24 hours a day, seven days a week and is limited by Minnesota State law to a maximum of 50 tables. The Card Casino currently offers a variety of poker and table games. Our three largest sources of revenues, Card Casino operations, pari-mutuel operations and concessions sales, generate cash revenues. We also derive revenues from related services and activities, such as advertising, parking and publication sales and from other entertainment events and activities held at the Racetrack.

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

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) – The Minnesota Pari-mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from card room operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, approximately $825,000 and $675,000 for the three-month periods ending March 31, 2011 and 2010, respectively, related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company.

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

Card Casino Accruals – Minnesota law allows the Company to collect amounts from patrons to fund progressive jackpot pools in the Card Casino. These amounts, along with amounts earned by the player pool, promotional pools and the outstanding chip liability, are accrued as short-term liabilities at each balance sheet date.

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to reverse. The effective income tax rate for 2011 is higher than the statutory rate primarily due to non-deductible lobbying expenses relating to the Company’s effort to obtain electronic gaming devices at the Racetrack.

Interest and penalties associated with uncertain income tax positions are presented in income tax expense. During the three months ended March 31, 2011 and 2010, we did not recognize any expense related to interest and penalties. Additionally, we do not have any amounts accrued at March 31, 2011 for the payment of interest and penalties.

Net Income (Loss) Per Share – Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding for the three month period ended March 31, 2011 was 4,055,399. The weighted average number of common shares outstanding for the three month period ended March 31, 2010 was 4,032,629. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s potential common shares outstanding are stock options. After considering the dilutive effect of stock options outstanding, the weighted average shares used to calculate diluted earnings per share for the three month period ended March 31, 2011 was 4,113,651. The weighted average shares used to calculate diluted earnings per share for the three month period ended March 31, 2010 was 4,032,629. Weighted average shares of 2,871 were considered anti-dilutive and excluded from the computation of common equivalent shares for the three months ended March 31, 2010, as the Company reported a net loss for that period.

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

In April 2010, the FASB issued Accounting Standards Update No. 2010-16 (“ASU 2010-16”) “Entertainment—Casinos (Topic 924): Accruals for Casino Jackpot Liabilities.” ASU 2010-16 codifies the consensus reached in Emerging Issues Task Force Issue No. 09-F, “Casino Base Jackpot Liabilities.” ASU 2010-16 amends the ASC to clarify that an entity should not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can avoid paying the jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance in this ASU applies to both base and progressive jackpots. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The adoption of ASU 2010-16 did not have a material effect on the Company’s consolidated financial statements.

2.	STOCK-BASED COMPENSATION

Stock based compensation is recorded at fair value as of the date of grant and included in the salaries and benefits expense line item on the consolidated statements of operations and amounted to $55,508 and $37,422 during the three months ended March 31, 2011 and 2010, respectively.

Each non-employee member of the Board of Directors receives an annual recurring grant of 3,000 non-qualified stock options on the first business day in February. On February 1, 2011, 15,000 options were granted to the five non-employee board members with an exercise price per share equal to the market price on the date of grant of $13.30. The stock options vested over a six-month period and expire in ten years. The compensation cost associated with this grant of Board of Directors options is $93,750 and will be recognized as expense over the six-month vesting period. On February 1, 2010, 15,000 options were granted to the five non-employee board members with an exercise price per share equal to the market price on the date of grant of $7.05.

In addition, on February 25, 2010, 86,500 incentive stock options were granted to employees with an exercise price per share equal to the market price on the date of grant of $8.28. The stock options vest over a 42-month period and expire in ten years. The compensation cost associated with this grant of employee options is $282,355 to be recognized as expense over the 42-month vesting period.

The number of shares that may be issued pursuant to options granted and the weighted average fair value during the periods presented were:

	Three Months Ended
	March 31, 2011		March 31, 2010
	Grant	Weighted Average Fair Value	Grant	Weighted Average Fair Value

Board stock options	15,000	$6.25	15,000	$3.03
Employee stock options	-	-	86,500	$3.79

Total options	15,000		101,500

The fair value of stock options granted under the Company’s 1994 Stock Plan during the first three months of 2011 and 2010 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2011	2010
Dividend yield	0.00%	0.00%
Weighted-average volatility	50%	43%
Risk-free interest rate	2.02%	2.66%
Expected term of stock options in years	5.5	6.0
Fair value of stock options on grant date	$93,750	$327,805

A summary of stock option activity as of March 31, 2011 and changes during the three months then ended is presented below:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Grant Date Fair Value

Outstanding at January 1, 2011	368,437	$9.21

Granted	15,000	13.30
Exercised	(28,622)	6.63
Expired/Forfeited	(1,250)	7.37

Outstanding at March 31, 2011	353,565	$9.59	6.5 Years	$3,392,380

Exercisable at March 31, 2011	236,190	$10.32	5.5 Years	$2,437,555

A summary of stock option activity as of March 31, 2010 and changes during the three months then ended is presented below:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Grant Date Fair Value

Outstanding at January 1, 2010	403,244	$10.15

Granted	101,500	8.10
Exercised	(46,494)	5.63
Expired/Forfeited	(12,500)	16.75

Outstanding at March 31, 2010	445,750	$ 9.97	5.8 Years	$4,443,725

Exercisable at March 31, 2010	280,500	$11.55	3.6 Years	$3,239,255

Employee Stock Ownership Plan – Prior to 2008, the Company contributed shares of its common stock to its Employee Stock Ownership Plan (“ESOP”). However, no contributions have been made from January 1, 2008 to date, and the Company has not taken any action to reinstate contributions to the ESOP.

3.	EARNINGS PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the periods ending March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010

Net income (loss) (numerator) amounts used for basic and diluted per share computations:	$210,555	$(639,641)

Weighted average shares (denominator) of common stock outstanding:
Basic	4,055,399	4,032,629
Plus dilutive effect of stock options	58,252	—
Diluted	4,113,651	4,032,629

Net income (loss) per common share:
Basic	$.05	$(.16)
Diluted	.05	(.16)

4.	FAIR VALUE

Assets and liabilities recorded at fair value are disclosed using a three-level hierarchy. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources while unobservable inputs reflect the Company’s estimates about market data. The three levels of inputs that may be used to measure fair value are described below:

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

The Company had no assets or liabilities measured at fair value on a recurring basis at December 31, 2010.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2011 are summarized below:

	Fair Value Measurements as of March 31, 2011
	Total	Level 1	Level 2	Level 3
Description
Short-term investments (Certificates of Deposit)	$100,000	$-	$100,000	$-
Total	$100,000	$-	$100,000	$-

5.	GENERAL CREDIT AGREEMENT

The Company has a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000. On May 8, 2011, the Company signed an amendment with Bremer Bank extending the expiration date from May 8, 2011 to May 6, 2012, while keeping previous provisions intact. The Company had no borrowings under this credit line at March 31, 2011 and December 31, 2010. The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements as of March 31, 2011. The Company believes that unrestricted funds available in its cash accounts, funds available under this line of credit, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2011.

6.	OPERATING SEGMENTS

During the first three months of 2011 and 2010, the Company had three reportable operating segments: horse racing, Card Casino, and concessions. The horse racing segment primarily represents simulcast and live horse racing operations. The Card Casino segment primarily represents operations of Canterbury Park’s Card Casino, and the concessions segment primarily represents food and beverage operations provided during simulcast and live racing, in the Card Casino, and during special events. The Company’s reportable operating segments are strategic business units that offer different products and services. They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services. The Minnesota Racing Commission regulates the horse racing and Card Casino segments.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the 2010 Annual Report on Form 10-K.

Depreciation, interest expense and income taxes are allocated to the segments but no allocation is made to concessions for shared facilities. However, the concessions segment pays approximately 25% of gross revenues earned on live racing and special event days to the horse racing segment for use of the facilities.

The following tables provide information about the Company’s operating segments (in 000’s):

	Three Months Ended March 31, 2011
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$1,982	$5,601	$725	$8,308
Intersegment revenues	25	-	318	343
Net interest income	1	-	-	1
Depreciation	286	135	40	461
Segment loss (income) before income taxes	(75)	773	(1)	697
Segment Assets	$29,745	$3,448	$10,474	$43,667

	Three Months Ended March 31, 2010
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$2,111	$4,938	$740	$7,789
Intersegment revenues	60	-	304	364
Net interest income	3	-	-	3
Depreciation	294	158	40	492
Segment loss before income taxes	(139)	(589)	(108)	(836)
Segment (loss) income before income taxes and one-time loss on disposal of assets	(139)	321	(108)	74

	At December 31, 2010

Segment Assets	$28,446	$3,566	$10,353	$42,365

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Three Months Ended March 31,
	2011	2010
Revenues
Total net revenue for reportable segments	$8,651	$8,153
Elimination of intersegment revenues	(343)	(364)
Total consolidated net revenues	$8,308	$7,789

Income (loss) before income taxes
Total segment income (loss) before income taxes	$697	$(836)
Elimination of intersegment (income) loss before income taxes	(59)	50
Total consolidated income (loss) before income taxes	$638	$(786)

	March 31, 2011	December 31, 2010
Assets
Total assets for reportable segments	$43,667	$42,365
Elimination of intercompany receivables	(9,848)	(9,717)
Total consolidated assets	$33,819	$32,648

7.	COMMITMENTS AND CONTINGENCIES

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

The Company periodically is subject to claims or involved in legal proceedings arising in the normal course of business. At March 31, 2011, management believes that the resolution of any pending claims or legal proceedings will not have a material impact on the consolidated financial statements.

8.	LOSS ON DISPOSAL OF ASSETS

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

          The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Canterbury Park Holding Corporation, our operations and our present business environment. This MD&A is provided as a supplement to – and should be read in conjunction with – our condensed consolidated financial statements and the accompanying notes to the financial statements (the “Notes”).

Overview:

          Canterbury Park Holding Corporation (the “Company”) owns and operates the Canterbury Park Racetrack and Card Casino in Shakopee, Minnesota (the “Racetrack”). The primary businesses of the Company are simulcast and live pari-mutuel horse racing, hosting unbanked card games, and food and beverage operations.

          The Racetrack is the only pari-mutuel thoroughbred and quarter horse racing facility in the State of Minnesota. The Racetrack earns revenues from pari-mutuel take-out on races simulcast year-round to Canterbury Park from racetracks throughout the country and from live race meets featuring thoroughbred and quarter horse racing. Live race meets commence in the month of May and conclude in early September. During live race meets, the Company televises its races to out-of-state racetracks around the country, and earns additional pari-mutuel revenue on wagers placed on its races at the out-of-state racetracks.

          The Card Casino at Canterbury Park hosts “unbanked” card games in which players compete against each other and not against the house. The Card Casino is open twenty-four hours a day, seven days a week. Under Minnesota law, the Company is required to pay up to 14% of the gross Card Casino revenues to the Racetrack’s purse fund and the State of Minnesota Breeders’ Fund.

          The Company also generates revenues from other activities such as parking and admission fees and from the sale of food and beverage, programs and other racing publications, and corporate sponsorships. Additional revenues are derived from the use of the Racetrack facilities for special events such as concerts, craft shows and other motocross racing.

Operations Review for the Three Months Ended March 31, 2011 and March 31, 2010:

          The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and Adjusted EBITDA (each defined below), which are non-GAAP measures, for the periods ended March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010
Net income (loss)	$210,555	$(639,641)
Other income, net of interest expense	(1,353)	(3,253)
Income tax expense (benefit)	427,766	(146,800)
Depreciation	460,500	491,700
EBITDA	$1,097,468	$(297,994)
Loss on disposal of assets	-	909,540
Adjusted EBITDA	$1,097,468	$611,546

          EBITDA represents earnings before interest income, income tax expense, and depreciation and amortization. EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles (“GAAP”), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance, or cash flows from operating activities as a measure of liquidity. EBITDA has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry. Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do. Adjusted EBITDA represents EBITDA plus material, one-time non-cash expenses. During the quarter ended March 31, 2010, this represented the expense incurred in disposing of assets in connection with the renovation of our card room.

          Adjusted EBITDA as a percentage of net revenues was 13.2% for the first quarter ended March 31, 2011 compared to 7.9% for the first quarter ended March 31, 2010. This change was due to the increase in net income and related income tax expense which was greater than our increase in net revenue.

          Total net revenues increased $519,197, or 6.7%, during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase is primarily attributable to an increase in Card Casino revenue of 13.4% that was somewhat offset by a decrease in pari-mutuel revenue of 7.5%. See below for a further discussion of revenue.

Summary of Pari-mutuel Data:

	Three Months Ended March 31,
	2011	2010
Simulcast racing days	90	90

On-track simulcast handle	$7,539,000	$8,172,000

Average daily handle	$83,800	$90,800

          Pari-mutuel revenue decreased $137,281, or 7.5%, in the three-month period ended March 31, 2011 compared to the same period in 2010. Total handle was approximately $7.5 million, or 7.7%, lower than total handle of $8.2 million during the same quarter a year ago. The decrease is primarily attributable to inclement weather during the first quarter of 2011. Minnesota experienced one of the snowiest winters on record which discouraged customers from coming to the track and wagering. Similar harsh weather in other parts of the United States caused the cancellation of a significant number of races at racetracks simulcasting their signal to our racetrack. Finally, the Company believes that the sluggish economic recovery and an increasing number of Minnesota residents unlawfully wagering on horse races over the Internet adversely affected pari-mutuel revenues.

Summary of Card Casino Data:

	Three Months Ended March 31,
	2011	2010

Poker Games	$2,603,000	$2,758,000
Table Games	2,476,000	1,761,000
Total Collection Revenue	5,079,000	4,519,000

Other Revenue	522,000	418,000
Total Card Casino Revenue	$5,601,000	$4,937,000

Number of Days Offered	90	90
Average Revenue per Day	$62,000	$55,000

          Total Card Casino revenue increased $663,394, or 13.4%, for the first three months of 2011 compared to the same period in 2010. The primary source of Card Casino revenue is a percentage of the wagers received from the players as compensation for providing the card room facility and services, referred to as the “collection revenue.” Other revenue includes fees collected for the administration of tournaments, and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds. Poker collection revenue decreased $154,884, or 5.6%, compared to the first quarter of 2010. The Company believes that the decrease is largely attributable to the sluggish economic recovery that has adversely impacted discretionary spending on entertainment, an increasing number of Minnesota residents unlawfully wagering on poker over the Internet, and harsh winter weather in the first quarter. Despite the sluggish economic conditions and harsh weather noted above, table games collection revenue increased $715,268, or 40.6%, compared to the first three months of 2010. The Company believes its new Card Casino, which provides both an exciting and inviting atmosphere, has sparked an increase in table games card play by patrons. Total Card Casino revenues represented 67.4% and 63.4% of net revenues for the three-month periods ended March 31, 2011 and 2010, respectively.

          Concession revenues remained relatively unchanged compared to the first quarter of 2010, decreasing $16,777, or 2.3%, for the quarter ended March 31, 2011.

          Total operating expenses in the first quarter of 2011 decreased by $907,465, or 10.6%, compared to the three-month period ended March 31, 2010. See below for a further discussion of operating expenses.

Summary of Purse and Breeders’ Fund Expense:

	Purse Expense		Minnesota Breeders’ Fund Expense
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010

Card Casino	$504,072	$444,367	$56,008	$49,374

Simulcast Racing	301,835	328,257	86,980	93,553

Total	$805,907	$772,624	$142,988	$142,927

          Total expense for statutory purses and the Minnesota Breeders’ Fund remained relatively flat at approximately $949,000 for the quarter ended March 31, 2011 compared to $916,000 for the quarter ended March 31, 2010.

          Salary and benefit costs decreased $130,114, or 3.4%, compared to the first quarter of 2010. The decrease is primarily due to the fact that increased Card Casino wages were more than offset by reductions in administration and concessions labor. Advertising and marketing costs decreased $60,243, or 37.0%, compared to the first quarter of 2010 primarily as a result of increased advertising expenses leading up to the reopening of the Card Casino in April of 2010.

          A loss on disposal of assets in the amount of $909,540 was recorded during the first three months of 2010 and related primarily to the remodeling of our existing card room. There was no loss on disposal of assets during the three-month period ended March 31, 2011.

          Other operating expenses increased $232,675 compared to the first quarter of 2010. The increase is primarily due to increased expenditures in support of legislation that would authorize electronic gaming devices at the Racetrack.

          Income before income taxes was $638,321, for the three months ended March 31, 2011 compared to loss before income taxes of $786,441 for the three months ended March 31, 2010. Income tax expense was $427,766 for the first quarter of 2011 compared to income tax benefit of $146,800 for the first quarter of 2010, resulting in net income of $210,555 and a net loss of $639,641 for 2011 and 2010, respectively. The effective income tax rate for 2011 is higher than the statutory rate primarily due to non-deductible lobbying expenses relating to the Company’s effort to obtain electronic gaming devices at the Racetrack.

Contingencies:

          There have been no material changes in the contingencies reported under Item 7 in our Annual Report on Form 10-K for our year ended December 31, 2010 and such information is incorporated herein by reference.

Liquidity and Capital Resources:

          Cash provided by operating activities for the three months ended March 31, 2011 was $1,655,368 and was due to several factors. First, the Company reported net income of $210,555. Additionally, the Company recorded depreciation of $460,500. Card Casino accruals also increased $263,456, which was primarily due to the increase in our player pool related to increased table game activity. A final factor contributing to the net cash provided by operating activities for the first quarter of 2011 was the increase in deferred income tax liability of $316,500. Cash provided by operating activities for the three months ended March 31, 2010 was $1,234,639 and resulted principally from a net loss of $639,641 that was more than offset by a one-time loss on disposal of assets in the amount of $909,540 relating to the remodel of our card room. Additionally, depreciation of $491,700 and an increase in accounts payable, accrued wages and payroll taxes of $540,777, which was also due to the remodel of our card room, contributed to the net cash provided by operating activities for the first quarter of 2010.

          Net cash used in investing activities for the first quarter of 2011 of $162,725 was used primarily for the purchase of short-term investments. Net cash used in investing activities for the first quarter of 2010 of $794,931 was used primarily for the remodeling of our card room.

          Net cash provided by financing activities during the first three months of 2011 consisted of proceeds received upon the exercise of stock options of $24,066 and the related tax benefit of $7,100 from the exercise of those options. Net cash provided by financing activities during the first three months of 2010 consisted solely of proceeds received upon the exercise of stock options of $9,999.

          The Company has a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000 until May 6, 2012 with interest at the prime rate but not less than 4.5% per annum. The Company had no borrowings under the line of credit at March 31, 2011 or December 31, 2010. This credit agreement contains covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements at all times throughout the quarter ended March 31, 2011.

          Unrestricted cash balances at March 31, 2011 were $6,975,271 compared to $5,451,462 at December 31, 2010. The Company believes that funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2011 for regular operations.

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

          Our significant accounting policies are included in Note 1 to our consolidated financial statements in our 2010 Annual Report on Form 10-K. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

          Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 69.8% of our total assets at March 31, 2011. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected future net cash flows. Should the sum of the related expected future net cash flows be less than the carrying value, we will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. To date, we have determined that no impairment of these assets exists.

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

Commitments and Contractual Obligations:

          There have been no material changes in our outstanding commitments and contractual obligations since those reported at December 31, 2010.

Legislation:

          The Company is supporting legislation introduced in the 2011 session of the Minnesota Legislature that would authorize slot machines and other video lottery terminals to be operated at the Racetrack (referred to as a Racino). Based on the success of Racinos in several other states, we continue to believe that if a Racino was authorized at the Racetrack on similar terms to legislation approved in other states, it would stimulate economic growth in the horse racing and related agriculture businesses in Minnesota, provide growth and development opportunities that would add jobs at the Racetrack and surrounding community, and provide new revenues for state and local governments facing significant deficit issues. This bill mentioned above, as of the date of this report, is pending further action in the Minnesota Legislature.

          The Company’s efforts to obtain legislative approval for a Racino have required, and will continue to require, substantial expenditures. Due to the inherent uncertainty of the outcome of legislative activities, there can be no assurance that any bills favorable to the Company’s interests will be enacted into law, and it is possible bills adverse to the Company could be enacted.

Forward-Looking Statements:

          From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future financial performance, business activities or plans which are typically preceded by the words “believes,” “expects,” “anticipates,” “intends” or similar expressions. For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could cause actual performance, activities or plans to differ significantly from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: fluctuations in attendance at the Racetrack, material changes in the level of wagering by patrons, decline in interest in the unbanked card games offered in the Card Casino, legislative and regulatory changes, the impact of wagering products and technologies introduced by competitors; increases in the percentage of revenues allocated for purse fund payments; increase in compensation and employee benefit costs; the economic health of the gaming sector; higher than expected expense related to new marketing initiatives; and other factors discussed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010 and in the Company’s other filings with the Securities and Exchange Commission.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended March 31, 2011 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors reported under Item 1A in the Form 10-K for the year ended December 31, 2010, and the statement of risk factors presented therein are incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not Applicable.
(b) Not Applicable.
(c)

On January 16, 2008, the Company announced that its Board of Directors had authorized a program to repurchase up to an additional 250,000 shares of the Company’s common stock. During the first quarter of 2011, the Company did not repurchase any shares of common stock. As of March 31, 2011, there are 33,457 shares at maximum that the Company may buy back as a result of this repurchase program.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Removed and Reserved

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

(a)	The following exhibits are included herein:

11

Statement re computation of per share earnings – See Net Income Per Share under Note 1 of Notes to Condensed Consolidated Financial Statements under Part 1, Item 1, which is incorporated herein by reference.

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

Canterbury Park Holding Corporation

Dated: May 16, 2011	/s/ Randall D. Sampson
Randall D. Sampson,
President, and Chief Executive Officer

Dated: May 16, 2011	/s/ David C. Hansen
David C. Hansen,
Vice President, and Chief Financial Officer