Form 10-Q
period 2011-06-30
CANTERBURY PARK HOLDING CORP
filed 2011-08-15
CIK 926761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number: 001-31569

CANTERBURY PARK HOLDING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1775532
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or	Identification No.)
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
YES  ☐        NO  ☒

The Company had 4,099,300 shares of common stock, $.01 par value, outstanding as of August 11, 2011.

Canterbury Park Holding Corporation

PART 1 - FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS JUNE 30, 2011 AND DECEMBER 31, 2010 (Unaudited)

	June 30, 2011	December 31, 2010

ASSETS
CURRENT ASSETS
Cash	$8,305,293	$5,451,462
Restricted cash	2,671,629	1,341,656
Short-term investments	70,570	—
Accounts receivable, net of allowance of $31,537 and $34,805, respectively	657,639	394,314
Inventory	260,241	176,211
Prepaid expenses	860,771	564,984
Income taxes receivable	—	381,898
Deferred income taxes	382,500	320,400
Due from Minnesota horsemen associations	—	49,241
Total current assets	13,208,643	8,680,166

LONG-TERM ASSETS
Deposits	20,000	20,000
Land, buildings and equipment, net of accumulated depreciation of $17,964,208 and $19,006,314, respectively	23,336,096	23,948,330
	$36,564,739	$32,648,496

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,561,880	$2,252,527
Card Casino accruals	1,784,131	1,433,798
Accrued wages and payroll taxes	1,365,327	686,964
Due to MHBPA	102,517	193,592
Accrued property taxes	579,314	562,349
Income taxes payable	138,001	—
Payable to horsepersons	47,811	21,551
Total current liabilities	8,578,981	5,150,781
LONG-TERM LIABILITIES
Deferred income taxes	1,219,200	951,900

COMMITMENTS AND CONTINGENCIES (Note 6)	—	—

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,097,050 and 4,053,660, respectively, shares issued and outstanding	40,971	40,537
Additional paid-in capital	16,241,362	15,883,899
Retained earnings	10,484,225	10,621,379
Total stockholders’ equity	26,766,558	26,545,815
	$36,564,739	$32,648,496

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS PERIODS ENDED JUNE 30, 2011 AND 2010 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
OPERATING REVENUES:
Pari-mutuel	$3,055,969	$3,124,218	$4,739,719	$4,945,249
Card Casino	6,132,831	5,989,675	11,733,633	10,927,083
Concessions	1,638,580	1,624,298	2,361,701	2,364,196
Other	901,078	758,800	1,238,587	1,080,812
Total Revenues	11,728,458	11,496,991	20,073,640	19,317,340
Less: Promotional Allowances	(62,938)	(43,112)	(100,310)	(74,848)
Net Revenues	11,665,520	11,453,879	19,973,330	19,242,492

OPERATING EXPENSES:
Purse expense	1,782,164	1,756,750	2,588,071	2,529,374
Minnesota Breeders’ Fund	233,027	227,242	376,015	370,169
Other pari-mutuel expenses	467,756	450,441	773,282	769,514
Salaries and benefits	4,899,306	5,160,576	8,609,908	9,001,292
Cost of sales	915,613	938,816	1,380,240	1,422,896
Depreciation	476,730	496,275	937,230	987,975
Loss on disposal of assets	—	—	—	909,540
Utilities	311,003	283,121	545,541	527,046
Advertising and marketing	423,161	545,645	525,709	708,436
Other	2,182,259	2,130,553	3,625,865	3,341,484
	11,691,019	11,989,419	19,361,861	20,567,726
(LOSS) INCOME FROM OPERATIONS	(25,499)	(535,540)	611,469	(1,325,234)

NONOPERATING (EXPENSES) REVENUES:
Interest expense	(587)	(2,562)	(593)	(3,844)
Other, net	1,264	3,733	2,623	8,268
	677	1,171	2,030	4,424
(LOSS) INCOME BEFORE INCOME TAXES	(24,822)	(534,369)	613,499	(1,320,810)
INCOME TAX (EXPENSE) BENEFIT (Note 1)	(323,234)	153,400	(751,000)	300,200

NET LOSS	$(348,056)	$(380,969)	$(137,501)	$(1,020,610)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,066,539	4,035,993	4,067,743	4,034,320

WEIGHTED AVERAGE NUMBER OF DILUTIVE SHARES OUTSTANDING	4,066,539	4,035,993	4,067,743	4,034,320

BASIC NET LOSS PER COMMON SHARE (Note 1)	$(.09)	$(.09)	$(.03)	$(.25)

DILUTED NET LOSS PER COMMON SHARE (Note 1)	$(.09)	$(.09)	$(.03)	$(.25)

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS PERIODS ENDED JUNE 30, 2011 AND 2010 (Unaudited)

	Six Months Ended June 30,
	2011	2010

Operating Activities:
Net loss	$(137,501)	$(1,020,610)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	937,230	987,975
(Gain) loss on disposal of assets	(1,000)	909,540
Stock-based compensation expense	132,750	102,052
Increase (decrease) in deferred income tax liability	205,200	(634,732)
Tax benefit from exercise of stock options	25,900	—
Changes in operating assets and liabilities:
Increase in restricted cash	(1,329,973)	(1,857,736)
Increase in accounts receivable	(263,325)	(99,582)
Increase in other current assets	(379,817)	(330,924)
Increase in income taxes payable	493,999	307,801
Increase in accounts payable and accrued wages and payroll taxes	3,011,184	3,303,004
Increase in Card Casino accruals	350,333	367,481
Increase (decrease) in accrued property taxes	16,965	(1,570)
Increase in payable to horsepersons	26,260	10,613
(Decrease) increase in due to MHBPA	(41,834)	108,406
Net cash provided by operating activities	3,046,371	2,151,718

Investing Activities:
Additions to buildings and equipment	(348,465)	(2,585,198)
Proceeds from sale of assets	1,000	—
Proceeds from redemption of investments	29,430	20,476
Purchase of investments	(100,000)	(28,493)
Net cash used in investing activities	(418,035)	(2,593,215)

Financing Activities
Proceeds from issuance of common stock	199,595	34,499
Tax benefit from exercise of stock options	25,900	866
Net cash provided by financing activities	225,495	35,365
Net increase (decrease) in cash	2,853,831	(406,132)
Cash at beginning of period	5,451,462	4,741,197
Cash at end of period	$8,305,293	$4,335,065

Supplemental disclosure of noncash investing activities:
Additions to buildings and equipment funded through accounts payable	$4,119	$111,298
Proceeds from issuance of common stock funded through shares swapped	$210,470	$251,530

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$—	$33,000

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED JUNE 30, 2011 AND 2010 (Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management, contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of Canterbury Park Holding Corporation as of June 30, 2011 and December 31, 2010; the results of its operations for the three and six months ended June 30, 2011 and 2010; and its cash flows for the six months ended June 30, 2011 and 2010. The condensed consolidated balance sheet as of December 31, 2010 was derived from the audited financial statements. Information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments which are, in our opinion, necessary for a fair presentation. Results for an interim period are not necessarily indicative of results for a full year.

The complete summary of significant accounting policies is included in the notes to consolidated financial statements in the 2010 Annual Report on Form 10-K.

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

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) – The Minnesota Pari-mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from card room operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, approximately $2,425,000 and $2,225,000 for the six-month periods ending June 30, 2011 and 2010, respectively, related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company.

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

Interest and penalties associated with uncertain income tax positions are presented in income tax expense. During the six months ended June 30, 2011 and 2010, we did not recognize any expense related to interest and penalties. Additionally, we do not have any amounts accrued at June 30, 2011 for the payment of interest and penalties.

Net Income (Loss) Per Share – Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding for the three and six-month period ended June 30, 2011 were 4,066,539 and 4,067,743, respectively. The weighted average number of common shares outstanding for the three and six-month period ended June 30, 2010 were 4,035,993 and 4,034,320, respectively. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s potential common shares outstanding are stock options. After considering the dilutive effect of stock options outstanding, the weighted average shares used to calculate diluted earnings per share for the three and six-month periods ended June 30, 2011 were 4,066,539 and 4,067,743, respectively. Weighted average shares of 51,667 and 59,397 were considered anti-dilutive and excluded from the computation of common equivalent shares for the three and six-month period ended June 30, 2011, as the Company reported a net loss for that period. The weighted average shares used to calculate diluted earnings per share for the three and six-month periods ended June 30, 2010 were 4,035,993 and 4,034,320, respectively. Weighted average shares of 126 and 8,296 were considered anti-dilutive and excluded from the computation of common equivalent shares for the three and six-month period ended June 30, 2010, as the Company reported a net loss for that period.

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

Stock based compensation is recorded at fair value as of the date of grant and included in the salaries and benefits expense line item on the consolidated statements of operations and amounted to $132,750 and $102,052 during the six months ended June 30, 2011 and 2010, respectively.

Prior to June 2, 2011, the Company’s Stock Plan provided for annual, automatic grants to each non-employee member of the Board of Directors on the first business day each February of non-qualified stock options to acquire 3,000 shares of common stock. Pursuant to this provision, on February 1, 2011, 15,000 options were granted to five non-employee board members with an exercise price per share equal to the market price on the date of grant of $13.30. The stock options vest over a six-month period and expire in ten years. The compensation cost associated with this grant of Board of Directors options is $93,750 and will be recognized as expense over the six-month vesting period. On February 1, 2010, 15,000 options were granted to the five non-employee board members with an exercise price per share equal to the market price on the date of grant of $7.05.

Pursuant to Board action taken on April 15, 2011 and shareholder approval on June 2, 2011, the Company’s Stock Plan was amended to authorize annual grants of restricted stock or stock options, or both, as determined by the Board, and, pursuant to the amended Stock Plan, on June 2, 2011, 1,000 shares of restricted stock were granted to each of the five non-employee members of the Board of Directors. The restricted stock will vest 100% after one year and will be subject to restrictions on resale for an additional year. The compensation cost associated with the total grant of 5,000 shares is $73,300 that will be recognized as expense over the one-year vesting period.

In addition, on February 25, 2010, 86,500 incentive stock options were granted to employees with an exercise price per share equal to the market price on the date of grant of $8.28. The stock options vest over a 42-month period and expire in ten years. The compensation cost associated with this grant of employee options is $282,355 to be recognized as expense over the 42-month vesting period.

The number of shares that may be issued pursuant to options and restricted stock granted and the weighted average fair value during the periods presented were:

	Six Months Ended
	June 30, 2011		June 30, 2010
	Grant	Weighted Average Fair Value Per Share	Grant	Weighted Average Fair Value Per Share

Board stock options	15,000	$6.25	15,000	$3.03
Board restricted stock	5,000	$14.66	—	—
Employee stock options	—	—	86,500	$3.79

Total shares	20,000		101,500

The fair value of stock options granted under the Company’s 1994 Stock Plan during the first six months of 2011 and 2010 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2011	2010
Dividend yield	0.00%	0.00%
Weighted-average volatility	50%	43%
Risk-free interest rate	2.02%	2.66%
Expected term of stock options in years	5.5	6.0
Fair value of stock options on grant date	$93,750	$327,805

A summary of stock option activity as of June 30, 2011 and changes during the six months then ended is presented below:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Grant Date Fair Value

Outstanding at January 1, 2011	368,437	$9.21

Granted	15,000	$13.30
Exercised	(59,935)	$6.84
Expired/Forfeited	(3,250)	$7.23

Outstanding at June 30, 2011	320,252	$9.86	6.7 Years	$3,157,726

Exercisable at June 30, 2011	212,877	$10.67	5.8 Years	$2,272,021

A summary of stock option activity as of June 30, 2010 and changes during the six months then ended is presented below:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Grant Date Fair Value

Outstanding at January 1, 2010	403,244	$10.15

Granted	101,500	$8.10
Exercised	(50,369)	$5.68
Expired/Forfeited	(75,000)	$15.57

Outstanding at June 30, 2010	379,375	$9.10	6.5 Years	$3,454,094

Exercisable at June 30, 2010	216,000	$10.47	4.4 Years	$2,260,874

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

The Company had no assets or liabilities measured at fair value on a recurring basis at December 31, 2010.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2011 are summarized below:

	Fair Value Measurements as of June 30, 2011
	Total	Level 1	Level 2	Level 3
Description
Short-term investments (Certificates of Deposit)	$70,570	$—	$70,570	$—
Total	$70,570	$—	$70,570	$—

4.	GENERAL CREDIT AGREEMENT

The Company has a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000. On May 8, 2011, the Company signed an amendment with Bremer Bank extending the expiration date from May 8, 2011 to May 6, 2012, while keeping previous provisions intact. The Company had no borrowings under this credit line at June 30, 2011 and December 31, 2010. The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements as of June 30, 2011. The Company believes that unrestricted funds available in its cash accounts, funds available under this line of credit, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2011.

5.	OPERATING SEGMENTS

During the first six months of 2011 and 2010, the Company had three reportable operating segments: horse racing, Card Casino, and concessions. The horse racing segment primarily represents simulcast and live horse racing operations. The Card Casino segment primarily represents operations of Canterbury Park’s Card Casino, and the concessions segment primarily represents food and beverage operations provided during simulcast and live racing, in the Card Casino, and during special events. The Company’s reportable operating segments are strategic business units that offer different products and services. They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services. The Minnesota Racing Commission (“MRC”) regulates the horse racing and Card Casino segments.

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

The following tables provide information about the Company’s operating segments (in 000’s):

	Six Months Ended June 30, 2011
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$5,873	$11,734	$2,366	$19,973
Intersegment revenues	156	—	700	856
Net interest income	2	—	—	2
Depreciation	563	294	80	937
Segment (loss) income before income taxes	(946)	1,705	219	978

	At June 30, 2011
Segment Assets	$32,628	$3,138	$10,972	$46,738

	Six Months Ended June 30, 2010
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$5,950	$10,927	$2,365	$19,242
Intersegment revenues	275	—	713	988
Net interest income	4	—	—	4
Depreciation	594	320	74	988
Segment (loss) income before income taxes	(1,256)	71	(4)	(1,189)
Segment (loss) income before income taxes and one-time loss on disposal of assets	(1,256)	981	(4)	(279)

	At December 31, 2010
Segment Assets	$28,446	$3,566	$10,353	$42,365

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Six Months Ended June 30,
	2011	2010
Revenues
Total net revenue for reportable segments	$20,829	$20,230
Elimination of intersegment revenues	(856)	(988)
Total consolidated net revenues	$19,973	$19,242

Income (loss) before income taxes
Total segment income (loss) before income taxes	$978	($1,189)
Elimination of intersegment income before income taxes	(365)	(132)
Total consolidated income (loss) before income taxes	$613	($1,321)

	June 30, 2011	December 31, 2010
Assets
Total assets for reportable segments	$46,738	$42,365
Elimination of intercompany receivables	(10,173)	(9,717)
Total consolidated assets	$36,565	$32,648

6.	COMMITMENTS AND CONTINGENCIES

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

The Company periodically is subject to claims or involved in legal proceedings arising in the normal course of business. At June 30, 2011, management believes that the resolution of any pending claims or legal proceedings will not have a material impact on the consolidated financial statements.

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

8.	SUBSEQUENT EVENT

Effective at midnight on June 30, 2011, the Company suspended all of its gaming operations. This action stemmed from the inability of Minnesota’s Governor and Legislature to reach agreement on the State’s budget for the biennium beginning July 1, 2011. The inability to reach an agreement forced many state agencies to immediately shut down because no monies had been appropriated for their operations. The Minnesota Racing Commission (“MRC”), the agency which regulates Canterbury Park’s pari-mutuel and Card Casino gaming operations, was one of the many state agencies ordered to close, and, without this regulatory oversight, the Company was directed to cease gaming operations pending the appropriation of funds for the MRC. Eventually, a budget agreement was approved on July 20, 2011 which included an appropriation for the MRC, and Canterbury Park resumed all operations on July 21, 2011. The suspension of operations until July 21, 2011 is expected to have a material, adverse effect on the Company’s results of operations for the quarter ending September 30, 2011, as well as on its fiscal year results as compared to the same periods in 2010.

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

          The Company also generates revenues from other activities such as parking and admission fees and from the sale of food and beverage, programs and other racing publications, and corporate sponsorships. Additional revenues are derived from the use of the Racetrack facilities for special events such as concerts, craft shows and other events.

Operations Review for the Three and Six Months Ended June 30, 2011 and June 30, 2010:

          The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and Adjusted EBITDA (each defined below), which are non-GAAP measures, for the periods ended June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010
Net loss	$(137,501)	$(1,020,610)
Interest income, net of interest expense	(2,030)	(4,424)
Income tax expense (benefit)	751,000	(300,200)
Depreciation	937,230	987,975
EBITDA	$1,548,699	$(337,259)
Loss on disposal of assets	—	909,540
Adjusted EBITDA	$1,548,699	$572,281

          EBITDA represents earnings before interest income, income tax expense, and depreciation and amortization. EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles (“GAAP”), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance, or cash flows from operating activities as a measure of liquidity. EBITDA has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry. Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do. Adjusted EBITDA represents EBITDA plus material, one-time non-cash expenses. During the six-months ended June 30, 2010, this represented the expense incurred in disposing of assets in connection with the renovation of our card room.

          Adjusted EBITDA as a percentage of net revenues increased significantly to 7.8% for the first six months ended June 30, 2011 compared to 3.0% for the first six months ended June 30, 2010.

          Total net revenues increased $730,838, or 3.8%, during the six months ended June 30, 2011 compared to the six months ended June 30, 2010, and increased $211,641, or 1.8%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The six month variance was due primarily to a reduction of 4.2% in pari-mutuel revenues and an increase in Card Casino revenues of 7.4% for the six months ended June 30, 2011 compared to the same period in the prior year. The three month variance was due primarily to a reduction of 2.2% in pari-mutuel revenues and an increase in Card Casino revenues of 2.4% for the three months ended June 30, 2011 compared to the same period in the prior year. See below for a further discussion of revenue.

Summary of Pari-mutuel Data:

	Six Months Ended June 30,
	2011	2010
Racing Days
Simulcast only	159	156
Live and Simulcast	22	25
Total Number of Racing Days	181	181

On-Track Handle
Simulcast racing handle on simulcast only days	$13,912,000	$14,114,000
Live and Simulcast days:
Live racing handle	3,755,000	3,942,000
Simulcast racing handle	3,633,000	4,044,000
Total On-Track Handle	21,300,000	22,100,000

Out-of-State Live Handle	4,321,000	4,281,000

Total Handle	$25,621,000	$26,381,000

On-Track Average Daily Handle
Simulcast only racing days	$87,497	$90,474
Live and simulcast racing days	$335,818	$319,440

          Pari-mutuel revenues decreased $205,530, or 4.2%, in the six-month period ended June 30, 2011 compared to the same period in 2010, and decreased $68,249, or 2.2%, for the three-month period ended June 30, 2011 compared to the same period in 2010. Total handle wagered for the first half of 2011 was down $760,000, or 2.9%, compared to the same period last year. Minnesota experienced one of the snowiest winters on record which discouraged customers from coming to the track and wagering. Similar harsh weather in other parts of the United States caused the cancellation of a significant number of races at racetracks simulcasting their signal to our racetrack. Additionally, the Company had three fewer live race days in 2011, which further contributed to a decrease in handle. Finally, the Company believes that the sluggish economic recovery and an increasing number of Minnesota residents unlawfully wagering on horse races over the Internet adversely affected pari-mutuel revenues.

Summary of Card Casino Data:

	Six Months Ended June 30,
	2011	2010
Poker Games	$5,237,000	$5,703,000
Table Games	5,367,000	4,293,000
Total Collection Revenue	10,604,000	9,996,000

Other Revenue	1,130,000	931,000
Total Card Casino Revenue	$11,734,000	$10,927,000

Number of Days Offered	181	181
Average Revenue per Day	$64,829	$60,370

          Total Card Casino revenue increased $806,550, or 7.4%, for the first six months of 2011 and $143,156, or 2.4%, for the second quarter of 2011 compared to the same periods in 2010. The primary source of Card Casino revenue is a percentage of the wagers received from the players as compensation for providing the Card Casino facility and services, referred to as the “collection revenue.” Other revenue includes fees collected for the administration of tournaments, and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds. Poker collection revenue fell $466,042, or 8.2%, compared to the first six months of 2010, and also decreased $311,157, or 10.6%, for the quarter ended June 30 compared to the same period in 2010. The Company believes that the decrease is largely attributable to the sluggish economic recovery that has adversely impacted discretionary spending on entertainment, harsh winter weather in the first quarter, and the large number of 2010 promotions offered to highlight our new Card Casino. Despite the negative factors noted above, table games collection revenue increased $1,074,137, or 25.0%, compared to the first half of 2010 and $346,886, or 13.6%, for the quarter ended June 30 compared to the same period in 2010. The Company believes its new Card Casino, which provides both an exciting and inviting atmosphere, has sparked an increase in table games card play by patrons. Total Card Casino revenues represented 58.7% and 52.5% of net revenues for the six-month and three-month periods ended June 30, 2011, respectively. The three-month percentage is usually lower in the second quarter of any calendar year due to substantially increased revenue from live racing.

          Concession revenues remained relatively unchanged compared to the first six months and second quarter of 2010, decreasing $2,495, or 0.1%, and increasing $14,282, or 0.9%, respectively.

          Total operating expenses decreased $1,205,865, or 5.9%, and $298,400, or 2.5%, for the six-month and three-month periods ended June 30, 2011, respectively, compared to the same period in the prior year. See below for a further discussion of operating expenses.

Summary of Purse and Breeders’ Fund Expense:

	Purse Expense		Minnesota Breeders’ Fund Expense
	Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Card Casino	$1,263,000	$1,164,000	$140,000	$126,000
Simulcast Horse Racing	954,000	978,000	199,000	205,000
Live Horse Racing	371,000	387,000	37,000	39,000

	$2,588,000	$2,529,000	$376,000	$370,000

          Total expense for statutory purses and the Minnesota Breeders’ Fund increased 2.2% to $2,964,086 for the first six months ended June 30, 2011 compared to the first six months ended June 30, 2010. The increase was due primarily to increased Card Casino revenue during the first half of 2011 compared to the first half of 2010.

          Salaries and benefits decreased $391,384, or 4.3%, in the 2011 six-month period ended June 30 and $261,270, or 5.1%, in the three-month period ended June 30, 2011 compared to the same periods last year. The decrease is primarily due to the fact that increased Card Casino wages were more than offset by reductions in administration and concessions labor.

          A loss on disposal of assets in the amount of $909,540 was recorded during the first six months of 2010 and related primarily to the remodeling of our existing card room. There was no loss on disposal of assets during the three or six-month periods ended June 30, 2011.

          Other operating expenses increased $284,381, or 8.5%, in the 2011 six-month period ended June 30, 2011 and $51,706, or 2.4%, in the three-month period ended June 30, 2011 compared to the same periods last year. The increase is primarily due to increased expenditures in support of legislation that would authorize electronic gaming devices at the Racetrack.

          Income before income taxes was $613,499 for the six months ended June 30, 2011 compared to a loss before income taxes of $1,320,810 for the six months ended June 30, 2010. After income tax expense of $751,000 for the six months ended June 30, 2011, the Company reported a net loss of $137,501 in 2011 compared to a net loss of $1,020,610 in 2010. For the quarter ended June 30, 2011, the Company recorded a net loss of $24,822 before income tax expense compared to a loss before income tax benefit of $534,369 for the quarter ended June 30, 2010. After income tax expense of $323,234, the net loss in the second quarter of 2011 was $348,056 compared to a net loss of $380,969 for the second quarter of 2010. The significant level of income taxes estimated for the second quarter and six-month periods ending June 30, 2011 is due to a revision to our expected income for 2011 and the non-deductibility of lobbying expenses incurred in the Company’s effort to gain approval for legislation that would authorize electronic gaming devices to be operated at the Racetrack.

Contingencies:

          There have been no material changes in the contingencies reported under Item 7 in our Annual Report on Form 10-K for our year ended December 31, 2010 and such information is incorporated herein by reference.

Liquidity and Capital Resources:

          Cash provided by operating activities for the six months ended June 30, 2011 was $3,046,371 and was the result of several factors. Depreciation during the first six months of 2010 was $937,230, and the Company experienced an increase in accounts payable and accrued wages and payroll taxes of $3,011,184, caused primarily by a seasonal increase of $1.33 million in horsemen payables. These items were somewhat offset by a net loss of $137,501 and an increase in restricted cash of $1,329,973, resulting primarily from the increase in horsemen payables of $1.33 million. Cash provided by operating activities during the six month period ended June 30, 2010 was $2,151,718 and was the result of several factors. During the first quarter of 2010, the Company incurred a one-time loss on disposal of assets in the amount of $909,540 relating to the remodel of our card room. In addition, depreciation during the first six months of 2010 was $987,975, and the Company experienced an increase in accounts payable and accrued wages and payroll taxes of $3,303,004, caused primarily by a seasonal increase of $1.73 million in horsemen payables. These items were somewhat offset by a net loss of $1,020,610 and an increase in restricted cash of $1,857,736, resulting primarily from the increase in horsemen payables of $1.73 million.

          Net cash used in investing activities for the first six months of 2011 was $418,035 due to purchasing a variety of fixtures and equipment for operational purposes. Net cash used in investing activities for the first six months of 2010 was $2,593,215 due primarily to costs to remodel our card room totaling approximately $2,271,000.

          During the period January 1, 2011 through June 30, 2011, cash provided by financing activities consisted of proceeds and excess tax benefits received upon the exercise of stock options of $225,495. During the six month period ended June 30, 2010, cash provided by financing activities consisted of proceeds and excess tax benefits received upon the exercise of stock options of $35,365.

          The Company has a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000 until May 6, 2012 with interest at the prime rate but not less than 4.5% per annum. The Company had no borrowings under the line of credit at June 30, 2011 or December 31, 2010. This credit agreement contains covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements at all times throughout the quarter ended June 30, 2011.

          Unrestricted cash balances at June 30, 2011 were $8,305,293 compared to $5,451,462 at December 31, 2010. The Company believes that funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2011 for regular operations.

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

          Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 63.8% of our total assets at June 30, 2011. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected future net cash flows. If the sum of the related expected future net cash flows is less than the carrying value, we will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. To date, we have determined that no impairment of these assets exists.

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

Suspension of Operations July 1 to July 21, 2011:

          Effective at midnight on June 30, 2011, the Company suspended all of its gaming operations. This action stemmed from the inability of Minnesota’s Governor and Legislature to reach agreement on the State’s budget for the biennium beginning July 1, 2011. The inability to reach an agreement forced many state agencies to immediately shut down because no monies had been appropriated for their operations. The Minnesota Racing Commission (“MRC”), the agency which regulates Canterbury Park’s pari-mutuel and Card Casino gaming operations, was one of the many state agencies ordered to close, and, without this regulatory oversight, the Company was directed to cease gaming operations pending the appropriation of funds for the MRC. Eventually, a budget agreement was approved on July 20, 2011 which included an appropriation for the MRC, and Canterbury Park resumed all operations on July 21, 2011. The suspension of operations for the first 20 days of July is expected to have a material, adverse effect on the Company’s results of operations for the quarter ending September 30, 2011, as well as on its fiscal year results as compared to the same periods in 2010.

Legislation:

          The Company supported legislation introduced in the 2011 session of the Minnesota Legislature that would authorize slot machines and other video lottery terminals to be operated at the Racetrack (a business model that is generally called a “Racino”). Based on the success of Racinos in several other states, we continue to believe that if a Racino was authorized at the Racetrack on similar terms to legislation approved in other states, it would stimulate economic growth in the horse racing and related agriculture businesses in Minnesota, provide growth and development opportunities that would add jobs at the Racetrack and surrounding community, and provide new revenues for state and local governments facing significant budgetary challenges. No action was taken in either the regular session of the Minnesota Legislature ending in May 2011, or the special session that was held in July 2011, regarding the Racino proposal.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended June 30, 2011 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors reported under Item 1A in the Form 10-K for the year ended December 31, 2010, and the statement of risk factors presented therein are incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not Applicable.
(b) Not Applicable.
(c)

On January 16, 2008, the Company announced that its Board of Directors had authorized a program to repurchase up to an additional 250,000 shares of the Company’s common stock. During the first six months of 2011, the Company did not repurchase any shares of common stock. As of June 30, 2011, there are 33,457 shares at maximum that the Company may buy back as a result of this repurchase program.

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

Canterbury Park Holding Corporation

Dated: August 15, 2011	/s/ Randall D. Sampson
Randall D. Sampson,
President, and Chief Executive Officer

Dated: August 15, 2011	/s/ David C. Hansen
David C. Hansen,
Vice President, and Chief Financial Officer