Form 10-Q
period 2011-09-30
CANTERBURY PARK HOLDING CORP
filed 2011-11-14
CIK 926761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______.

Commission File Number: 001-31569

CANTERBURY PARK HOLDING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1775532
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

The Company had 4,101,701 shares of common stock, $.01 par value, outstanding as of November 11, 2011.

Canterbury Park Holding Corporation

PART 1 - FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010 (Unaudited)

	September 30, 2011	December 31, 2010

ASSETS
CURRENT ASSETS
Cash	$6,122,988	$5,451,462
Restricted cash	1,932,390	1,341,656
Short-term investments	100,000	—
Accounts receivable, net of allowance of $31,537 and $34,805, respectively	710,083	394,314
Inventory	213,036	176,211
Prepaid expenses	664,881	564,984
Income taxes receivable	485,807	381,898
Deferred income taxes	372,000	320,400
Due from Minnesota horsemen associations	772,145	49,241
Total current assets	11,373,330	8,680,166

LONG-TERM ASSETS
Deposits	26,400	20,000
Land, buildings and equipment, net of accumulated depreciation of $19,975,295 and $19,006,314, respectively	22,979,052	23,948,330
	$34,378,782	$32,648,496

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,662,204	$2,252,527
Card Casino accruals	1,764,518	1,433,798
Accrued wages and payroll taxes	829,193	686,964
Due to MHBPA	—	193,592
Accrued property taxes	726,614	562,349
Payable to horsepersons	27,886	21,551
Total current liabilities	6,010,415	5,150,781
LONG-TERM LIABILITIES
Deferred income taxes	1,264,000	951,900

COMMITMENTS AND CONTINGENCIES (Note 6)	—	—

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,099,300 and 4,053,660, respectively, shares issued and outstanding	40,993	40,537
Additional paid-in capital	16,349,018	15,883,899
Retained earnings	10,714,356	10,621,379
Total stockholders’ equity	27,104,367	26,545,815
	$34,378,782	$32,648,496

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
PERIODS ENDED SEPTEMBER 30, 2011 AND 2010 (Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010
OPERATING REVENUES:
Pari-mutuel	$2,944,448	$3,541,551	$7,684,167	$8,486,800
Card Casino	5,079,632	5,501,295	16,813,265	16,428,378
Concessions	1,833,892	2,154,659	4,195,593	4,518,855
Other	1,114,378	873,327	2,352,965	1,954,139
Total Revenues	10,972,350	12,070,832	31,045,990	31,388,172
Less: Promotional Allowances	(54,588)	(59,466)	(154,898)	(134,314)
Net Revenues	10,917,762	12,011,366	30,891,092	31,253,858
OPERATING EXPENSES:
Purse expense	1,763,588	2,166,090	4,351,659	4,695,464
Minnesota Breeders’ Fund	203,348	240,824	579,363	610,993
Other pari-mutuel expenses	268,201	341,026	1,041,483	1,110,540
Salaries and benefits	4,645,848	4,926,466	13,255,756	13,927,758
Cost of sales	987,386	1,166,987	2,367,626	2,589,883
Depreciation	474,900	485,641	1,412,130	1,473,616
(Gain) loss on disposal of assets	—	(2,600)	—	906,940
Utilities	387,382	396,970	932,923	924,016
Advertising and marketing	384,596	420,891	910,305	1,129,327
Other	2,101,999	2,017,083	5,727,864	5,358,567
	11,217,248	12,159,378	30,579,109	32,727,104
(LOSS) INCOME FROM OPERATIONS	(299,486)	(148,012)	311,983	(1,473,246)

NONOPERATING (EXPENSES) REVENUES:
Interest expense	(209)	(173)	(802)	(4,017)
Other, net	1,338	8,610	3,961	16,878
	1,129	8,437	3,159	12,861
(LOSS) INCOME BEFORE INCOME TAXES	(298,357)	(139,575)	315,142	(1,460,385)

INCOME TAX BENEFIT (EXPENSE) (Note 1)	528,489	6,700	(222,511)	306,900

NET INCOME (LOSS)	$230,132	$(132,875)	$92,631	$(1,153,485)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,068,308	4,037,615	4,079,089	4,035,431

WEIGHTED AVERAGE NUMBER OF DILUTIVE SHARES OUTSTANDING	4,099,736	4,037,615	4,136,267	4,035,431

BASIC NET INCOME (LOSS) PER COMMON SHARE (Note 1)	$.06	$(.03)	$.02	$(.29)

DILUTED NET INCOME (LOSS) PER COMMON SHARE (Note 1)	$.06	$(.03)	$.02	$(.29)

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED SEPTEMBER 30, 2011 AND 2010 (Unaudited)

	Nine Months Ended Sept. 30,
	2011	2010
Operating Activities:
Net income (loss)	$92,631	$(1,153,485)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,412,130	1,473,616
(Gain) loss on disposal of assets	(1,400)	906,940
Stock-based compensation expense	190,958	145,650
Increase in deferred income tax liability	260,500	884,210
Tax benefit from exercise of stock options	61,300	—
Changes in operating assets and liabilities:
Increase in restricted cash	(590,734)	(283,777)
Increase in accounts receivable	(315,769)	(427,388)
Increase in other current assets	(143,122)	(500,009)
Decrease in income taxes payable	(165,209)	(1,154,455)
Increase in accounts payable and accrued wages and payroll taxes	535,891	815,149
Increase in Card Casino accruals	330,720	439,414
Increase in accrued property taxes	164,265	129,755
Increase (decrease) in payable to horsepersons	6,335	(2,303)
Decrease in due to MHBPA	(916,496)	(1,169,066)
Net cash provided by operating activities	922,000	104,251
Investing Activities:
Additions to buildings and equipment	(426,839)	(2,804,058)
Proceeds from sale of assets	1,400	2,600
Proceeds from redemption of investments	29,430	527,459
Purchase of investments	(129,430)	(28,493)
Net cash used in investing activities	(525,439)	(2,302,492)
Financing Activities
Proceeds from issuance of common stock	213,665	34,499
Tax benefit from exercise of stock options	61,300	866
Net cash provided by financing activities	274,965	35,365
Net increase (decrease) in cash	671,526	(2,162,876)

Cash at beginning of period	5,451,462	4,741,197

Cash at end of period	$6,122,988	$2,578,321

Supplemental disclosure of noncash investing activities:
Additions to buildings and equipment funded through accounts payable	$43,602	$8,526
Proceeds from issuance of common stock funded through shares swapped	$210,470	$251,530

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$4,620	$30,385

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED SEPTEMBER 30, 2011 AND 2010 (Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management, contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of Canterbury Park Holding Corporation as of September 30, 2011 and December 31, 2010; the results of its operations for the three and nine months ended September 30, 2011 and 2010; and its cash flows for the nine months ended September 30, 2011 and 2010. The condensed consolidated balance sheet as of December 31, 2010 was derived from the audited financial statements. Information furnished in these financial statements includes normal recurring adjustments and reflects all adjustments which are, in our opinion, necessary for a fair presentation. Results for an interim period are not necessarily indicative of results for a full year.

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

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) – The Minnesota Pari-mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from card room operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, approximately $4,835,000 and $5,200,000 for the nine-month periods ending September 30, 2011 and 2010, respectively, related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company.

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

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to reverse. The significant level of income tax benefit estimated for the third quarter ending September 30, 2011 is due to a revision to our expected income for 2011 and the non-deductibility of lobbying expenses incurred in the Company’s effort to gain approval for legislation that would authorize slot machines to be operated at the Racetrack.

Interest and penalties associated with uncertain income tax positions are presented in income tax expense. During the three and nine months ended September 30, 2011 and 2010, we did not recognize any expense related to interest and penalties. Additionally, we do not have any amounts accrued at September 30, 2011 for the payment of interest and penalties.

Net Income (Loss) Per Share – Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding for the three and nine-month period ended September 30, 2011 were 4,068,308 and 4,079,089, respectively. The weighted average number of common shares outstanding for the three and nine-month period ended September 30, 2010 were 4,037,615 and 4,035,431, respectively. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s potential common shares outstanding are stock options. After considering the dilutive effect of stock options outstanding, the weighted average shares used to calculate diluted earnings per share for the three and nine-month periods ended September 30, 2011 were 4,099,736 and 4,136,267, respectively. The weighted average shares used to calculate diluted earnings per share for the three and nine-month periods ended September 30, 2010 were 4,037,615 and 4,035,431, respectively. Weighted average shares of 11,062 were considered anti-dilutive and excluded from the computation of common equivalent shares for the nine-month period ended September 30, 2010, as the Company reported a net loss for that period.

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

Stock based compensation is recorded at fair value as of the date of grant and included in the salaries and benefits expense line item on the consolidated statements of operations and amounted to $190,958 and $145,650 during the nine months ended September 30, 2011 and 2010, respectively.

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

On September 8, 2011, 54,250 shares of deferred stock awards were granted to employees with a price per share equal to the market price on the date of grant of $9.27. The issuance of these deferred stock awards is contingent upon the Company obtaining legislation authorizing the operation of a Racino at Canterbury Park on or before December 31, 2012 and the Racino opens for business to the public pursuant to such legal authority by December 31, 2014.

The number of shares that may be issued pursuant to options and restricted stock granted and the weighted average fair value during the periods presented were:

	Nine Months Ended
	September 30, 2011		September 30, 2010
	Grant	Weighted Average Fair Value Per Share	Grant	Weighted Average Fair Value Per Share

Board stock options	15,000	$6.25	15,000	$3.03
Board restricted stock	5,000	$14.66	—	—
Employee stock options	—	—	86,500	$3.79

Total shares	20,000		101,500

The fair value of stock options granted under the Company’s 1994 Stock Plan during the first nine months of 2011 and 2010 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2011	2010
Dividend yield	0.00%	0.00%
Weighted-average volatility	50%	43%
Risk-free interest rate	2.02%	2.66%
Expected term of stock options in years	5.5	6.0
Fair value of stock options on grant date	$93,750	$327,805

A summary of stock option activity as of September 30, 2011 and changes during the nine months then ended is presented below:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Grant Date Fair Value

Outstanding at January 1, 2011	368,437	$9.21

Granted	15,000	$13.30
Exercised	(62,185)	$6.82
Expired/Forfeited	(3,250)	$7.23

Outstanding at September 30, 2011	318,002	$9.89	6.4 Years	$3,143,656

Exercisable at September 30, 2011	227,877	$10.85	5.8 Years	$2,471,521

A summary of stock option activity as of September 30, 2010 and changes during the nine months then ended is presented below:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Grant Date Fair Value

Outstanding at January 1, 2010	403,244	$10.15

Granted	101,500	$8.10
Exercised	(50,369)	$5.68
Expired/Forfeited	(75,000)	$15.57

Outstanding at September 30, 2010	379,375	$9.10	6.2 Years	$3,454,094

Exercisable at September 30, 2010	252,625	$10.08	4.9 Years	$2,545,679

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

The Company had no assets or liabilities measured at fair value on a recurring basis at December 31, 2010.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2011 are summarized below:

	Fair Value Measurements as of September 30, 2011
	Total	Level 1	Level 2	Level 3
Description
Short-term investments (Certificates of Deposit)	$100,000	$—	$100,000	$—
Total	$100,000	$—	$100,000	$—

4.	GENERAL CREDIT AGREEMENT

The Company has a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000. On May 8, 2011, the Company signed an amendment with Bremer Bank extending the expiration date from May 8, 2011 to May 6, 2012, while keeping previous provisions intact. The Company had no borrowings under this credit line at September 30, 2011 and December 31, 2010. The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements as of September 30, 2011. The Company believes that unrestricted funds available in its cash accounts, funds available under this line of credit, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2011.

5.	OPERATING SEGMENTS

During the first nine months of 2011 and 2010, the Company had three reportable operating segments: horse racing, Card Casino, and concessions. The horse racing segment primarily represents simulcast and live horse racing operations. The Card Casino segment primarily represents operations of Canterbury Park’s Card Casino, and the concessions segment primarily represents food and beverage operations provided during simulcast and live racing, in the Card Casino, and during special events. The Company’s reportable operating segments are strategic business units that offer different products and services. They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services. The Minnesota Racing Commission (“MRC”) regulates the horse racing and Card Casino segments.

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

          The following tables provide information about the Company’s operating segments (in 000’s):

	Nine Months Ended September 30, 2011
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$9,873	$16,813	$4,205	$30,891
Intersegment revenues	276	—	1,033	1,309
Net interest income	3	—	—	3
Depreciation	837	464	111	1,412
Segment (loss) income before income taxes	(1,807)	2,342	559	1,094

	At September 30, 2011
Segment Assets	$30,799	$2,972	$11,260	$45,031

	Nine Months Ended September 30, 2010
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$10,301	$16,428	$4,525	$31,254
Intersegment revenues	550	—	1,168	1,718
Net interest income	13	—	—	13
Depreciation	894	470	110	1,474
Segment (loss) income before income taxes	(1,987)	742	410	(835)
Segment (loss) income before income taxes and one-time loss on disposal of assets	(1,987)	1,652	410	75

	At December 31, 2010

Segment Assets	$28,446	$3,566	$10,353	$42,365

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Nine Months Ended Sept. 30,
	2011	2010
Revenues
Total net revenue for reportable segments	$32,200	$32,972
Elimination of intersegment revenues	(1,309)	(1,718)
Total consolidated net revenues	$30,891	$31,254

Income (loss) before income taxes
Total segment income (loss) before income taxes	$1,094	$(835)
Elimination of intersegment income before income taxes	(779)	(625)
Total consolidated income (loss) before income taxes	$315	$(1,460)

	Sept. 30, 2011	December 31, 2010
Assets
Total assets for reportable segments	$45,031	$42,365
Elimination of intercompany receivables	(10,652)	(9,717)
Total consolidated assets	$34,379	$32,648

6.	COMMITMENTS AND CONTINGENCIES

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

The Company periodically is subject to claims or involved in legal proceedings arising in the normal course of business. At September 30, 2011, management believes that the resolution of any pending claims or legal proceedings will not have a material impact on the consolidated financial statements.

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

8.	SUSPENSION OF ALL OPERATIONS FROM JULY 1 TO JULY 20, 2011

Effective at midnight on June 30, 2011, the Company suspended all of its gaming operations. This action stemmed from the inability of Minnesota’s Governor and Legislature to reach agreement on the State’s budget for the biennium beginning July 1, 2011. The inability to reach an agreement forced many state agencies to immediately shut down because no monies had been appropriated for their operations. The Minnesota Racing Commission (“MRC”), the agency which regulates Canterbury Park’s pari-mutuel and Card Casino gaming operations, was one of the many state agencies ordered to close, and, without this regulatory oversight, the Company was directed to cease gaming operations pending the appropriation of funds for the MRC. A budget agreement was approved on July 20, 2011 which included an appropriation for the MRC, and Canterbury Park resumed all operations on July 21, 2011. The suspension of operations until July 21, 2011 had a material, adverse effect on the Company’s results of operations for the quarter ending September 30, 2011, as well as on its fiscal year results as compared to the same periods in 2010.

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

          The Card Casino at Canterbury Park hosts “unbanked” card games in which players compete against each other and not against the house. The Card Casino is open twenty-four hours a day, seven days a week. Under Minnesota law, the Company is required to pay up to 14% of gross Card Casino revenues to the Racetrack’s purse fund and the State of Minnesota Breeders’ Fund.

          The Company also generates revenues from other activities such as parking and admission fees and from the sale of food and beverage, programs and other racing publications, and corporate sponsorships. Additional revenues are derived from the use of the Racetrack facilities for special events such as concerts, craft shows and other events.

Operations Review for the Three and Nine Months Ended September 30, 2011 and September 30, 2010:

          The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and Adjusted EBITDA (each defined below), which are non-GAAP measures, for the nine months ended September 30, 2011 and 2010:

	Sept. 30, 2011	Sept. 30, 2010
Net income (loss)	$92,631	$(1,153,485)
Interest income, net of interest expense	(3,159)	(12,861)
Income tax expense (benefit)	222,511	(306,900)
Depreciation	1,412,130	1,473,616
EBITDA	$1,724,113	$370
Loss on disposal of assets	—	906,940
Adjusted EBITDA	$1,724,113	$907,310

          EBITDA represents earnings before interest income, income tax expense, and depreciation and amortization. EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles (“GAAP”), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance. EBITDA has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry. Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do. Adjusted EBITDA represents EBITDA plus material, one-time non-cash expenses. During the nine-months ended September 30, 2010, this represented the expense incurred in disposing of assets in connection with the renovation of our card room.

          Adjusted EBITDA as a percentage of net revenues increased significantly to 5.5% for the nine months ended September 30, 2011 compared to 2.9% for the nine months ended September 30, 2010.

          Total net revenues decreased $1,093,604, or 9.1%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 and decreased $362,766, or 1.2%, during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. This decrease was primarily attributable to the government imposed shutdown of the Company’s operations from July 1 to July 20, 2011 because the Minnesota state agency regulating gaming at the Racetrack was shut down during this period due to a deadlock that delayed adoption of the State of Minnesota budget for the biennium beginning July 1, 2011. Primarily due to the shutdown, pari-mutuel revenues declined 16.9% and Card Casino revenues declined 7.7% for the three months ended September 30, 2011 as compared to the same period in the prior year. For the nine months ended September 30, 2011, pari-mutuel revenues declined 9.5% as compared to the prior nine month period, but this decline was offset by a 2.3% increase in Card Casino revenues as compared to the same period in the prior year. See below for a further discussion of revenue.

Summary of Pari-mutuel Data:

	Nine Months Ended Sept. 30,
	2011	2010
Racing Days
Simulcast only	197	211
Live and Simulcast	56	62
Total Number of Racing Days	253	273

On-Track Handle
Simulcast racing handle on simulcast only days	$15,820,000	$17,437,000
Live and Simulcast days:
Live racing handle	9,605,000	10,581,000
Simulcast racing handle	8,077,000	9,204,000
Total On-Track Handle	33,502,000	37,222,000

Out-of-State Live Handle	12,834,000	13,365,000

Total Handle	$46,336,000	$50,587,000

On-Track Average Daily Handle
Simulcast only racing days	$80,305	$82,640
Live and simulcast racing days	$315,750	$319,113

          Pari-mutuel revenues decreased $802,633, or 9.5%, in the nine-month period ended September 30, 2011 compared to the same period in 2010, and decreased $597,103, or 16.9%, for the three-month period ended September 30, 2011 compared to the same period in 2010. Total handle wagered for the first nine months of 2011 was down $4,251,000, or 8.4%, compared to the same period last year. Both the third quarter and nine-month decreases are primarily attributable to the government imposed shutdown of operations that occurred from July 1 to July 20, 2011. During the shutdown, no simulcast or live meet wagering occurred and, ultimately, we were forced to run six fewer race days for the 2011 live meet compared to 2010. The Company also lost the opportunity to earn revenues simulcasting our live meet signal to other tracks during the shutdown as well.

Summary of Card Casino Data:

	Nine Months Ended Sept. 30,
	2011	2010
Poker Games	$7,463,000	$8,430,000
Table Games	7,722,000	6,622,000
Total Collection Revenue	15,185,000	15,052,000

Other Revenue	1,628,000	1,376,000
Total Card Casino Revenue	$16,813,000	$16,428,000

Number of Days Offered	253	273
Average Revenue per Day	$66,455	$60,176

          Total Card Casino revenue increased $384,887, or 2.3%, for the first nine months of 2011 and decreased $421,663, or 7.7%, for the third quarter of 2011 compared to the same periods in 2010. The primary source of Card Casino revenue is a percentage of the wagers received from the players as compensation for providing the Card Casino facility and services, referred to as the “collection revenue.” Other revenue includes fees collected for the administration of tournaments, and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds. Card Casino revenues were adversely affected by the government imposed shutdown of Company operations that occurred from July 1 to July 20, 2011. As a result of the shutdown, all Card Casino operations were closed for 20 of the 92 days during the quarter. Poker collection revenue fell $967,309, or 11.5%, compared to the first nine months of 2010, and also decreased $501,267, or 18.4%, for the quarter ended September 30 compared to the same period in 2010. Despite the shutdown noted above, table games collection revenue increased $1,099,720, or 16.6%, in the nine months ended September 30, 2011 as compared to the same period in 2010 and increased $25,583, or 1.1%, in the quarter ended September 30, 2011 as compared to the same period in 2010. The Company believes its recently renovated Card Casino, which provides both an exciting and inviting atmosphere, has sparked an increase in table games card play by patrons. Total Card Casino revenues represented 54.4% and 46.5% of net revenues for the nine-month and three-month periods ended September 30, 2011, respectively.

          Concession revenues decreased $323,262, or 7.2%, and $320,767, or 14.9%, compared to the first nine months and third quarter of 2010, respectively. These decreases are primarily attributable to the government imposed shutdown of operations, discussed above, that occurred from July 1 to July 20, 2011.

          Total operating expenses decreased $2,147,995, or 6.6%, and $942,130, or 7.7%, for the nine-month and three-month periods ended September 30, 2011, respectively, compared to the same period in the prior year. See below for a further discussion of operating expenses.

Summary of Purse and Breeders’ Fund Expense:

	Purse Expense		Minnesota Breeders’ Fund Expense
	Nine Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010

Card Casino	$1,903,000	$1,854,000	$211,000	$206,000
Simulcast Horse Racing	1,473,000	1,650,000	272,000	299,000
Live Horse Racing	976,000	1,191,000	96,000	106,000

	$4,352,000	$4,695,000	$579,000	$611,000

          Total expense for statutory purses and the Minnesota Breeders’ Fund decreased 7.1% to $4,931,022 for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The decrease was due primarily to the government imposed shutdown of operations, discussed above, that occurred from July 1 to July 20, 2011. Both purse and Breeders’ Fund expenses are determined by wagering levels on our Card Casino and live and simulcast racing. The government imposed shutdown resulted in a decrease in both purse and Breeders’ Fund expenses for the three and nine-month periods ended September 30, 2011.

          Salaries and benefits decreased $672,002, or 4.8%, in the 2011 nine-month period ended September 30 and $280,618, or 5.7%, in the three-month period ended September 30, 2011 compared to the same periods last year. The decrease is primarily attributable to the government imposed shutdown that occurred from July 1 to July 20, 2011. During the shutdown, the Company was forced to furlough substantially all of its approximately 1,100 full time and part time employees.

          A loss on disposal of assets in the amount of $909,540 was recorded during the first nine months of 2010 and related primarily to the remodeling of our existing card room. There was no loss on disposal of assets during the three or nine-month periods ended September 30, 2011.

          Other operating expenses increased $369,297, or 6.9%, in the 2011 nine-month period ended September 30, 2011 and $84,916, or 4.2%, in the three-month period ended September 30, 2011 compared to the same periods last year. The increase is primarily due to increased expenditures in support of legislation that would authorize slot machines at the Racetrack.

          Income before income taxes was $315,142 for the nine months ended September 30, 2011 compared to a loss before income taxes of $1,460,385 for the nine months ended September 30, 2010. After income tax expense of $222,511 for the nine months ended September 30, 2011, the Company reported net income of $92,631 in 2011 compared to a net loss of $1,153,485 in 2010. For the quarter ended September 30, 2011, the Company recorded a net loss of $298,357 before income tax expense compared to a loss before income tax benefit of $139,575 for the quarter ended September 30, 2010. After an income tax benefit of $528,489, net income in the third quarter of 2011 was $230,132 compared to a net loss of $132,875 for the third quarter of 2010. The significant level of income tax benefit estimated for the third quarter ending September 30, 2011 is due to a revision to our expected income for 2011. Also, our tax rate is generally greater than the statutory tax rate because the significant lobbying expenses incurred by the Company in its effort to gain approval for legislation that would authorize slot machines to be operated at the Racetrack are not deductible for tax purposes.

Contingencies:

          There have been no material changes in the contingencies reported under Item 7 in our Annual Report on Form 10-K for our year ended December 31, 2010 and such information is incorporated herein by reference.

Liquidity and Capital Resources:

          Cash provided by operating activities for the nine months ended September 30, 2011 was $922,000 and was the result of several factors. Depreciation during the first nine months of 2011 was $1,412,130, and the Company experienced an increase in accounts payable and accrued wages and payroll taxes of $535,981, caused primarily by a seasonal increase in payables due to the live racing season extending into mid-September. These items were somewhat offset by an increase in restricted cash of $590,734 and a decrease in due to MHBPA of $916,496, resulting primarily from the payment of purses during the third quarter. Cash provided by operating activities during the period January 1, 2010 through September 30, 2010 was $104,251 and was the result of several factors. During the first quarter of 2010, the Company incurred a one-time loss on disposal of assets in the amount of $909,540 relating to the remodel of our card room. In addition, depreciation during the first nine months of 2010 was $1,473,616, and the Company experienced an increase in accounts payable and accrued wages and payroll taxes of $815,149, caused primarily by a timing issue related to payroll payments. Finally, during the third quarter of 2010, the Company had a cost segregation study performed on our assets in use. As a result of the study, our deferred tax liability increased $884,210. These items were nearly completely offset by a net loss of $1,153,485, an increase in due from Minnesota horsemen associations of $1,169,066, resulting primarily from purse overpayments, and an increase in income taxes receivable of $1,154,455 as a result of the aforementioned cost segregation study.

          Net cash used in investing activities for the first nine months of 2011 was $525,439 due to purchasing a variety of fixtures and equipment for operational purposes. Net cash used in investing activities for the first nine months of 2010 was $2,302,492 due primarily to costs to remodel our card room totaling approximately $2,296,000.

          During the period January 1, 2011 through September 30, 2011, cash provided by financing activities consisted of proceeds and excess tax benefits received upon the exercise of stock options of $274,965. During the period January 1, 2010 through September 30, 2010, cash provided by financing activities consisted of proceeds and excess tax benefits received upon the exercise of stock options of $35,365.

          The Company has a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000 until May 6, 2012 with interest at the prime rate but not less than 4.5% per annum. The Company had no borrowings under the line of credit at September 30, 2011 or December 31, 2010. This credit agreement contains covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements at all times throughout the quarter ended September 30, 2011.

          Unrestricted cash balances at September 30, 2011 were $6,122,988 compared to $5,451,462 at December 31, 2010. The Company believes that funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2011 for regular operations.

Critical Accounting Policies and Estimates:

          The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and 20 judgments to ensure that our financial statements are presented fairly and in accordance with generally accepted accounting principles. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

          Our significant accounting policies are included in Note 1 to our consolidated financial statements in our 2010 Annual Report on Form 10-K. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

          Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 66.8% of our total assets at September 30, 2011. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected future net cash flows. If the sum of the related expected future net cash flows is less than the carrying value, we will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. To date, we have determined that no impairment of these assets exists.

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

Suspension of All Operations From July 1 to July 20, 2011:

          Effective at midnight on June 30, 2011, the Company suspended all of its gaming operations. This action stemmed from the inability of Minnesota’s Governor and Legislature to reach agreement on the State’s budget for the biennium beginning July 1, 2011. The inability to reach an agreement forced many state agencies to immediately shut down because no monies had been appropriated for their operations. The Minnesota Racing Commission (“MRC”), the agency which regulates Canterbury Park’s pari-mutuel and Card Casino gaming operations, was one of the many state agencies ordered to close, and, without this regulatory oversight, the Company was directed to cease gaming operations pending the appropriation of funds for the MRC. A budget agreement was approved on July 20, 2011 which included an appropriation for the MRC, and Canterbury Park resumed all operations on July 21, 2011. The suspension of operations for the first 20 days of July had a material, adverse effect on the Company’s results of operations for the quarter ending September 30, 2011, as well as on its fiscal year results as compared to the same periods in 2010.

Legislation:

          The Company supported legislation introduced in the 2011 session of the Minnesota Legislature that would authorize slot machines to be operated at the Racetrack (a business model that is generally called a “Racino”). Based on the success of Racinos in several other states, we continue to believe that if a Racino was authorized at the Racetrack on similar terms to legislation approved in other states, it would stimulate economic growth in the horse racing and related agriculture businesses in Minnesota, provide growth and development opportunities that would add jobs at the Racetrack and surrounding community, and provide new revenues for state and local governments facing significant budgetary challenges. No action was taken in either the regular session of the Minnesota Legislature ending in May 2011, or the special session that was held in July 2011, regarding the Racino proposal.

          The Company’s efforts to obtain legislative approval for a Racino have required, and will continue to require, substantial expenditures. Due to the inherent uncertainty of the outcome of legislative activities, there can be no assurance that any bills favorable to the Company’s interests will be enacted into law, and it is possible bills adverse to the Company could be enacted.

Forward-Looking Statements:

          From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future financial performance, business activities or plans which are typically preceded by the words “believes,” “expects,” “anticipates,” “intends” or similar expressions. For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could cause actual performance, activities or plans to differ significantly from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: legislative and regulatory changes, fluctuations in attendance at the Racetrack, material changes in the level of wagering by patrons, decline in interest in the unbanked card games offered in the Card Casino, the impact of wagering products and technologies introduced by competitors; increases in the percentage of revenues allocated for purse fund payments; increase in compensation and employee benefit costs; the economic health of the gaming sector; higher than expected expense related to new marketing initiatives; and other factors discussed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010 and in the Company’s other filings with the Securities and Exchange Commission.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended September 30, 2011 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors reported under Item 1A in the Form 10-K for the year ended December 31, 2010, and the statement of risk factors presented therein are incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not Applicable.
(b) Not Applicable.
(c)

On January 16, 2008, the Company announced that its Board of Directors had authorized a program to repurchase up to an additional 250,000 shares of the Company’s common stock. During the first nine months of 2011, the Company did not repurchase any shares of common stock. As of September 30, 2011, there are 33,457 shares at maximum that the Company may buy back as a result of this repurchase program.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Removed and Reserved

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

(a)	The following exhibits are included herein:

	10.11	Canterbury Park Holding Corporation Employee Stock Purchase Plan, as amended September 8, 2011.

	11	Statement re computation of per share earnings – See Net Income Per Share under Note 1 of Notes to Consolidated Financial Statements under Part 1, Item 1, which is incorporated herein by reference.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

	32	Certfications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: November 14, 2011	/s/ Randall D. Sampson
Randall D. Sampson,
President, and Chief Executive Officer

Dated: November 14, 2011	/s/ David C. Hansen
David C. Hansen,
Vice President, and Chief Financial Officer