Form 10-K
period 2011-12-31
CANTERBURY PARK HOLDING CORP
filed 2012-03-30
CIK 926761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

          The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates based on the price at which the Company’s common stock was last sold on the NASDAQ Global Market, on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $34,181,000.

          On March 18, 2012, the Company had 4,112,031 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders, to be held on June 7, 2012 and which will be filed on or before April 23, 2012, are incorporated by reference into Part III of this Form 10-K.

CANTERBURY PARK HOLDING CORPORATION
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2011

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

(b) Financial Information About Segments

          The Company divides its business into three segments: horse racing, Card Casino and concessions. The horse racing segment represents operations related to pari-mutuel wagering on simulcast and live horse races; the Card Casino segment represents our unbanked card operations; and the concessions segment represents food and beverage services for simulcast and live racing, the Card Casino and special events at the Racetrack.

(c) Narrative Description of Business

(i)	Horse Racing Operations

          The Company’s horse racing operations consist of year-round pari-mutuel wagering on simulcast horse races (“simulcasting”) and on live thoroughbred and quarter horse races (“live meets”) held on a seasonal basis beginning in May and generally concluding in August or September each year.

          Live Racing

          In 2011, the Racetrack hosted 56 days of live racing beginning May 20th and concluding September 11th. The meet included 37 days of mixed thoroughbred and quarter horse racing and 19 days of thoroughbred only racing. The 2010 live meet was 62 days long, beginning May 14th and ending August 29th, and consisted of 48 days of mixed thoroughbred and quarter horse racing and 14 days of thoroughbred only racing.

          Currently, Minnesota law requires the Company to schedule a minimum of 125 days of live racing annually, unless the Minnesota Horsemen’s Benevolent and Protective Association (the “MHBPA”) agrees to a lesser number of live racing days. Since 1995, the MHBPA has agreed to waive the 125-day requirement and has allowed the Company to run a live meet of at least 50 days each year. As this agreement is negotiated annually, no assurance can be given that the MHBPA will agree to a shorter live meet than the 125-day statutory minimum after 2012. If the MHBPA does not agree to a live meet shorter than 125 days, the Company’s operations could be adversely impacted by a decrease in the daily purses, potential reduction in the quality of horses, lower attendance, lower overall handle and proportionally greater operating expenses.

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

          Table games, including Blackjack, Fortune Pai Gow, Let-It-Ride, Three and Four Card Poker, Ultimate Texas Hold ‘Em, EZ Baccarat, and Blackjack Switch are currently offered in the Card Casino. The Company’s table games are required by law to be “unbanked.” “Unbanked” refers to a wagering system or game where wagers lost or won in card games are accumulated into a player pool liability for purposes of enhancing the total amount paid back to winning players. The Company may only serve as custodian of the player pool, may not have an active interest in any card game and does not recognize amounts that dealers “win” or “lose” during the course of play as revenue. The primary source of Card Casino revenue is a percentage of the wagers received from the players as compensation for providing the Card Casino facility and services, referred to as “collection revenue.” In addition, several table games offer a progressive jackpot. The player has the option of playing the jackpot and has the opportunity to win some or the entire jackpot amount, depending upon their hand.

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

          General

          The Company’s revenues are principally derived from Card Casino operations, wagering on live and simulcast horse races and concession sales. For the fiscal year ended December 31, 2011, revenues from Card Casino operations represented 57.3% of total revenues, wagering on horse races generated 23.3% of total revenues and concessions revenue represented 12.4% of total revenues.

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

          The following table sets forth the percentage distribution of each dollar wagered on live races at the Racetrack, as established by the Racing Act, and the Racetrack’s retainage for the years ended December 31, 2011 and 2010:

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

(2)

The current pari-mutuel tax structure exempts the first $12 million of takeout during a statutorily mandated twelve-month period. The total pari-mutuel tax liability for a twelve-month period will depend upon the total takeout during that period. There was no pari-mutuel tax liability in 2010 and 2011 and therefore, it is not factored into the above table.

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

          The following table sets forth the approximate percentage distribution of each dollar wagered for races simulcast at the Racetrack and the Racetrack’s retainage for the years ended December 31, 2011 and 2010:

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
(2)

The current pari-mutuel tax structure exempts the first $12 million of takeout during a statutorily mandated twelve-month period. The total pari-mutuel tax liability for a twelve-month period will depend upon the total takeout during that period. There was no pari-mutuel tax liability in 2010 and 2011 and therefore, it is not factored into the above table.

(3)	Although Minnesota law specifies purse percentages, the actual percentage is determined by an agreement between the Racetrack and the MHBPA. No expense deduction was allowed in 2010 and 2011.
(4)	Payments to the host track generally range from 3.0% to 4.5% of total handle, subject to negotiation with each host track. For purposes of this table, the host track fee is assumed to be 3.8%.

          Concessions Revenue

          The Company earns revenue from food and beverage sales in its restaurant, group catering areas and numerous concession stands located throughout the facility. Food and beverage sales are offered during live and simulcast racing in the card room and during special events.

          Other Revenue

          The Company generates cash revenues from the receipt of reserved seating charges, preferred and valet parking and the sales of various daily pari-mutuel publications. Additional revenues are derived from the use of the Racetrack facilities year-round for special events such as concerts, trade and craft shows, business meetings, private parties, horse expositions and sales, boat and automobile storage and community events. The Company also generates revenue from providing advertising signage space, similar to that appearing at many sports stadiums, and leasing excess parking lot space for various automotive activities and vehicle storage.

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

          The Company also competes with other forms of gaming, principally with numerous tribal casinos located throughout the State of Minnesota that offer video slot machines as well as poker. In particular, the largest casino in Minnesota is located approximately four miles from the Racetrack. More recently, unbanked card games have also become available at most tribal casinos. The Company also faces increasing competition from offshore and out-of-state simulcast operations offering Internet and telephone account home wagering systems to Minnesota residents, although Minnesota regulatory authorities consider such wagering to be illegal.

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

          General

          The ownership and operation of the Racetrack in Minnesota is subject to significant regulation by the MRC under the Racing Act and the rules adopted by the MRC. The Racing Act governs the allocation of each wagering pool to winning bettors, the Racetrack, purses, pari-mutuel taxes and the MBF and empowers the MRC to license and regulate substantially all aspects of horse racing in the State. The MRC, among other things, grants operating licenses to racetracks after an application process and public hearings, licenses all employees of a racetrack, jockeys, trainers, veterinarians and other participants, regulates the transfer of ownership interests in licenses, allocates live race days and simulcast-only race days, approves race programs, regulates the conduct of races, sets specifications for the racing ovals, animal facilities, employee quarters and public areas of racetracks, regulates the types of wagers on horse races, and approves significant contractual arrangements with racetracks, including management agreements, simulcast arrangements, and totalizator contracts.

          A federal statute, the Interstate Horse Racing Act of 1978, also requires that a racetrack must obtain the consent of the group representing the horsepersons (owners and trainers) racing the breed of horses that race a majority of the time at the racetrack (MHBPA), and the consent of the state agency regulating the racetrack (MRC), in order to transmit simulcast signals of its live races or to receive and use simulcast signals from other racetracks.

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

          Card Casino Regulation

          The MRC is also authorized by law to regulate Card Casino operations, and the law requires that the Company reimburse the MRC for its actual costs, including personnel costs, of regulating the card room. For fiscal years ended December 31, 2011, and 2010, the Company paid $145,000 and $148,000, respectively, to the MRC as reimbursement for costs of regulating Card Casino operations.

          The MRC issued an additional Class B License to the Company on January 19, 2000 that authorizes the Company to host unbanked card games. The Class B License is renewable each year by the MRC after a public hearing (if required by the MRC). Currently, the Class B License Fee of $10,000 per calendar year is included in the Class A License Fee of $253,000 per calendar year.

          Under federal law, we are required to record and submit detailed reports of currency transactions involving greater than $10,000 at our Card Casino, as well as any suspicious activity that may occur at our facility. Failure to comply with these requirements could result in fines or cessation of operations.

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

          General

          For a number of years, the Company has supported legislation introduced during sessions of the Minnesota Legislature that, if enacted, would authorize electronic gaming devices to be operated at the Racetrack (a business model that is generally called a “Racino”). Based on the success of Racinos in several other states, we believe authorizing a Racino at the Racetrack on similar terms to legislation approved in other states would stimulate economic growth in the horse racing and related agriculture businesses in Minnesota, provide growth and development opportunities that would add jobs at the Racetrack and surrounding community, and provide new revenues for state and local governments facing significant budgetary challenges. While efforts to pass Racino legislation were unsuccessful in 2011 and earlier years, the Company is vigorously advocating for a Racino at the Racetrack at the 2012 session of the Minnesota Legislature.

          The Company’s efforts to obtain legislative approval for a Racino have required, and will continue to require, substantial expenditures. Due to the inherent uncertainty of the outcome of legislative activities, there can be no assurance that any bills favorable to the Company’s interests will be enacted into law, and it is possible bills adverse to the Company could be enacted.

(viii)	2011 Suspension of Operations Due to Partial Shutdown of Minnesota State Government

          Effective at midnight on June 30, 2011, the Company suspended all operations. This action stemmed from the inability of Minnesota’s Governor and Legislature to reach agreement on the State’s budget for the biennium beginning July 1, 2011. The inability to reach an agreement forced many state agencies to immediately shut down because no monies had been appropriated for their operations. The Minnesota Racing Commission (“MRC”), the agency which regulates Canterbury Park’s pari-mutuel and Card Casino gaming operations, was one of the many state agencies ordered to close, and, without this regulatory oversight, the Company was directed to cease all operations pending the appropriation of funds for the MRC. A budget agreement was approved on July 20, 2011 which included an appropriation for the MRC, and Canterbury Park resumed all operations on July 21, 2011. The suspension of operations until July 21, 2011 had a material, adverse effect on the Company’s results of operations for the year ending December 31, 2011, as compared to the same period in 2010.

(ix)	Marketing

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

          To support its pari-mutuel horse racing and Card Casino businesses, the Company conducts year-round marketing efforts to maintain the loyalty of live racing and simulcast patrons and attract new racing and Card Casino customers. The Company utilizes newspapers and television advertising, the Internet, other print media, radio and direct mail. Often, the Company combines its marketing efforts to communicate the excitement of both wagering on horse racing and card playing. In addition to its regular advertising program, the Company conducts numerous special promotions and handicapping contests to increase simulcast patronage and maintains successful pari-mutuel player and card room player rewards programs. In addition, the development and maintenance of a customer database over the past several years has enabled the Company to effectively utilize direct mail advertising.

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

(x)	Employees

          At March 30, 2012, the Company had 273 full-time employees and 286 part-time employees. On a seasonal basis, the Company adds approximately 120 full-time and 250 part-time employees for live racing operations from early May until early September. The Company’s management believes its employee relations are good.

(xi)	Executive Officers

          The executive officers of the Company, their ages and their positions with the Company are as follows:

Name	Age	Position with Company

Randall D. Sampson	53	President, CEO and General Manager

David C. Hansen	55	Vice President of Finance, CFO and Secretary

Michael J. Garin	56	Vice President of Non-Gaming Operations and Asst. Secretary

Mark A. Erickson	55	Vice President of Facilities

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

          Mark A. Erickson has been Vice President of Facilities since May 1997, serving as the Racetrack’s Director of Facilities since April 1994. From 1992 to 1994, Mr. Erickson served as Maintenance Supervisor for the Mall of America, supervising the interior and exterior maintenance for one of the largest shopping malls in North America. Mr. Erickson was Master Electrician for Canterbury Downs from 1986 to 1992, supervising the installation and maintenance of all electrical equipment.

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

          We face intense competition in our market, particularly competition from Native American owned casinos. Such facilities have the advantage of being exempt from certain state and federal taxes and state regulation of indoor smoking, as well as the ability to offer a wider variety of gaming products. We also compete with the Running Aces Harness Park (“Running Aces”) which offers unbanked card games similar to those offered by the Company, as well as pari-mutuel wagering on live races of standardbred (harness) horses and on simulcast races of all horse breeds. Additionally, we compete with illegal Internet wagering on horse races, other forms of gambling, other forms of entertainment and other racetracks throughout the country as previously discussed under Competition above.

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

          The ownership and operation of our Racetrack and Card Casino are subject to significant regulation by the MRC under the Racing Act and the rules adopted by the MRC. The MRC has the authority to impose increases in the Class A and Class B license fees. In addition, State law requires that we reimburse the MRC for its actual costs of regulating the Card Casino, including personnel costs. Increases in these licensing and regulatory costs could adversely affect our results of operations. Also, should the state of Minnesota be unable to pass a budget, which occurred in 2011, the MRC will be unable to regulate the Racetrack and Card Casino, resulting in a shutdown of operations.

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

          We are also subject to federal laws and Minnesota laws that affect businesses generally. Some of these laws, such as laws pertaining to immigration, have severe penalties for law violations. In addition, it is possible, as a result of the legislative process, that legislation directly or indirectly adverse to the Company may be enacted into law.

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

We are subject to risks related to our common stock.

          Our stock price has been volatile historically and the price of our common stock may fluctuate significantly in the future.

          The trading price of our common stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, trends in the gaming industry, political developments that may affect our business, or general economic conditions.

          In addition, the stock market in general, and prices for companies in our industry in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

          In addition, provisions in our charter documents and Minnesota law may discourage, delay or prevent a merger or acquisition that a shareholder may consider favorable, and could limit the price that investors are will to pay for our common stock. These provisions include the following:

•	advance notice requirements for shareholder proposals;

•

authorization for our board of directors to repurchase shares of our stock if a person acquires 5% or more of our outstanding shares of common stock without prior approval of the Minnesota Racing Commission;

•	limitations on business combinations with interested shareholders; and

•	shareholder approval requirements for any acquisition of 20% or more of our outstanding shares of common stock.

          Some of these provisions may discourage a future acquisition of our company even though our shareholders would receive an attractive value for their shares, or a significant number of our shareholders believe such a proposed transaction would be in their best interest.

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

          The Racetrack is located approximately 25 miles southwest of downtown Minneapolis. The area immediately surrounding the Racetrack consists of retail, commercial and industrial buildings, farmland and residential areas. The Racetrack is in reasonable proximity to a number of major entertainment destinations including: Valleyfair, an amusement park about two miles from the Racetrack which annually attracts approximately more than one million visitors during the spring and summer; the Renaissance Festival, a seven-weekend late summer annual event attracting approximately 300,000 visitors, located about five miles from the Racetrack; and Mystic Lake Casino, located about four miles from the Racetrack, which draws approximately 5.2 million patrons annually. The Mall of America, the largest enclosed shopping mall in the United States, which attracts more than 40 million visitors per year, is approximately 17 miles from the Racetrack.

          Racing Surfaces

          The racing surfaces consist of a one-mile oval dirt/limestone track and a 7/8 mile oval turf course. The dirt track includes a mile and one-quarter front stretch chute, a 6-½ furlong backstretch chute and a 3-½ furlong chute and is lighted for night racing.

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

          RV Park

          The Company owns a recreational vehicle (RV) park, located two miles from the Racetrack in Shakopee, Minnesota on approximately 29 acres adjacent to the Minnesota River. The RV Park has 68 independent sites and 40 dependent sites, an indoor swimming pool, laundry facilities, game room and mini store. In 2010 and most of 2011, this property was leased to an unaffiliated party. In late 2011, the Company resumed directly operating the RV Park, with sites expected to be rented to horsemen participating in Canterbury’s racing operations, seasonal employees and the general public.

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

          Use of Properties

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

Item 4. MINE SAFETY DISCLOSURES

          Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	MARKET INFORMATION

          The Company’s common stock trades on the NASDAQ Global Market under the symbol CPHC. The table set forth below indicates the high and low sale prices for the Common Stock in the quarterly periods ending December 31, 2011 and 2010.

	2011		2010
	High	Low	High	Low
Common Stock

First Quarter	$15.55	$10.50	$9.00	$6.90
Second Quarter	15.20	9.79	9.20	7.26
Third Quarter	14.35	8.46	8.87	7.20
Fourth Quarter	13.40	7.41	12.73	7.60

(b)	HOLDERS

          At March 15, 2012, the Company had 793 holders of record of its common stock. In addition, on that date, a depository company held approximately 2,692,000 shares as nominee for an estimated 1,507 beneficial holders.

(c)	DIVIDENDS

No dividends were declared in 2010 or 2011.

(d)	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information as of December 31, 2011 regarding our equity compensation plans:

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category (1)	(a) Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in column (a))

Equity compensation plans approved by security holders:
1994 Stock Plan	318,002	$9.89	221,000
1995 Employee Stock Purchase Plan	—	—	105,414

Equity compensation plans not approved by security holders:
Stock Option Plan for Non-Employee Consultants and Advisors (2)	—	—	167,500

Total	318,002		493,914

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

(e)	REGULATION S-K, ITEM 201(e) INFORMATION

Not applicable.

(f)	RECENT SALE OF UNREGISTERED SECURITIES

Not applicable.

(h)	PURCHASES OF EQUITY SECURITIES BY THE ISSUER

          On January 16, 2008, the Company announced that its Board of Directors had authorized a program to repurchase up to an additional 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 12b-18 in open market transactions, block purchases of privately negotiated transactions. During the fiscal year 2011, the Company did not repurchase any shares of common stock. As of December 31, 2011, there are 33,457 shares that the Company may buy back as a result of this repurchase program.

Item 6. SELECTED FINANCIAL DATA

          The following table sets forth selected consolidated financial data for each of the five fiscal years ended December 31, 2011. The operating and balance sheet data for the years ended and as of December 31, 2011, 2010, 2009, 2008, and 2007 are derived from our audited consolidated financial statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes thereto included elsewhere in this report.

(In thousands except for per share amounts)

	Year Ended December 31
OPERATING DATA	2011	2010[1]	2009	2008	2007

Net Revenues	$40,586	$39,920	$39,589	$46,025	$52,880

Operating Expenses	39,540	41,197	39,363	45,310	48,723

Income (Loss) Before Income Tax (Expense) Benefit	1,053	(1,264)	261	823	4,486

Income Tax (Expense) Benefit	(655)	272	(200)	(385)	(1,865)

Net Income (Loss)	$398	$(992)	$61	$438	$2,621

Basic Net Income (Loss) per Share	$.10	$(.25)	$.02	$.11	$.65
Diluted Net Income (Loss) per Share	.10	(.25)	.02	.11	.62
Dividends per Share	.00	.00	.00	.25	.25

Cash Flows from Operating Activities	$3,441	$2,984	$1,931	$1,649	$4,608

	At December 31
BALANCE SHEET DATA	2011	2010	2009	2008	2007

Land, Buildings & Equipment, Net	$22,776	$23,948	$23,850	$24,932	$25,038

Total Assets	34,184	32,648	31,752	32,244	36,106

Total Stockholders’ Equity	27,474	26,546	27,302	26,681	28,578

Number of Common Shares Outstanding at Year End	4,102	4,054	4,022	3,938	4,084

1 During fiscal year 2010, the Company incurred a one-time loss on disposal of assets in the amount of $909,540 relating to the remodeling of our existing card room.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Canterbury Park Holding Corporation, our condition and results of operations and our present business environment. This MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes to the financial statements (the “Notes”). Our actual results could differ materially from those anticipated in the forward-looking statements included in this discussion as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” and “Forward-Looking Statements” included elsewhere in this Annual Report.

STRATEGIC OVERVIEW

          Canterbury Park Holding Corporation (the “Company”) conducts pari-mutuel wagering operations and hosts “unbanked” card games at its Canterbury Park Racetrack and Card Casino facility (the “Racetrack”) in Shakopee, Minnesota, which is approximately 25 miles southwest of downtown Minneapolis.

          The Company’s pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack each year from May until late summer and year-round wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”). Unbanked card games, in which patrons compete against each other, are hosted in the Card Casino at the Racetrack. The Card Casino, which was completely remodeled in 2010, operates 24 hours a day, seven days a week. The Card Casino offers both poker and table games at 50 tables, which is the maximum number of tables permitted by Minnesota law. The Company also derives revenues from related services and activities, such as concessions, parking, advertising, publication sales and from other entertainment events held at the Racetrack

          Our three largest sources of revenues, Card Casino operations, pari-mutuel operations and concessions sales, generate cash revenues. Consequently, the Company is highly liquid and has not utilized its line of credit in over eight years. The following summarizes our financial performance for the last five years.

Financial Performance Summary	2011	2010	2009	2008	2007

Net Revenues	$40,586	$39,920	$39,589	$46,025	$52,880

Operating Expenses	39,540	41,197	39,363	45,310	48,723

Income (Loss) Before Income Taxes	1,053	(1,264)	261	823	4,486

Income Tax (Expense) Benefit	(655)	272	(200)	(385)	(1,865)

Net Income (Loss)	$398	$(992)	$61	$438	$2,621

          The primary strengths of Canterbury Park are our dedicated and capable staff, our first-class facilities located on 380-acres of land (including approximately 100 acres of underutilized property) and the legal authority to offer our unique gaming products in our market area.

          Our management team has extensive knowledge of the horse racing, Card Casino, and concession operations, and our staff has demonstrated a commitment to our customers. We continue to implement improvements to our comprehensive customer satisfaction measurement and enhancement program. Our management team has a good relationship with our workforce and is able to retain qualified personnel as demonstrated by our low turnover rate.

          Our facilities are modern by racetrack industry standards, and we have invested heavily in the past few years to update and upgrade them to meet the needs of our customers and horsemen. Our 380-acre site, in a prime location on the edge of the Minneapolis – St. Paul metropolitan area in one of the fastest-growing counties in Minnesota, provides us with great long-term growth and development opportunities, and our Board of Directors regularly considers additional uses for underutilized portions of our property. Our long-term strategic direction is to more fully develop our property as a unique gaming and entertainment destination.

          We have a strong commitment to live racing and have been particularly successful in attracting new customers and providing a quality live racing experience for our horse racing fans as well as the horsemen who enter their horses in live races at Canterbury Park. However, we still face a number of longer-term challenges as we work to improve the results of our pari-mutuel operations, including declines in handle and intense competition for racehorses with tracks that are able to subsidize their purses with non-horse racing related gaming revenues.

          We continue to believe that our best option for long-term growth is to gain authority under Minnesota law to offer additional gaming options, which would enhance horse racing with increased purses, provide growth and development opportunities and produce significant new tax revenues for state and local governments. In addition, we believe that additional gaming options would provide significant job opportunities for the area. The effort to obtain legislative authority for these initiatives has required, and will continue to require, substantial expenditures. Due to the inherent uncertainty of the outcome of political process, there can be no assurance that any bills favorable to the Company’s interests will be enacted into law, and it is possible, as a result of the legislative process, that legislation directly or indirectly adverse to the Company may be enacted into law.

OPERATIONS REVIEW

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010

          The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and Adjusted EBITDA (each defined below), which are non-GAAP measures, for the years ended December 31, 2011 and 2010. EBITDA represents earnings before interest income, income tax expense, and depreciation and amortization. EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles (“GAAP”), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance, or cash flows from operating activities as a measure of liquidity. EBITDA has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry. Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do. Adjusted EBITDA represents EBITDA plus material, one-time non-cash expenses. During the year ended December 31, 2010, Adjusted EBITDA included the loss on disposal of assets during the remodel of our card room.

	Dec. 31, 2011	Dec. 31, 2010
Net income (loss)	$397,667	$(992,206)
Interest income, net of interest expense	(5,848)	(12,913)
Income tax expense (benefit)	655,082	(272,000)
Depreciation	1,894,277	2,043,758
EBITDA	$2,941,178	$766,639
Loss on disposal of assets (net)	—	906,940
Adjusted EBITDA	$2,941,178	$1,673,579

          Adjusted EBITDA increased as a percentage of net revenues to 7.2% for the year ended December 31, 2011 compared to 4.2% for the year ended December 31, 2010.

          Total net operating revenues for the year ended December 31, 2011 were $40.6 million, an increase of $666,242, or 1.7%, compared to total operating revenues of $39.9 million for the year ended December 31, 2010. Total Card Casino revenues increased 5.5%, pari-mutuel revenues decreased 7.0% and concession revenues decreased 3.4% in fiscal 2011 compared to fiscal 2010. More detailed discussions of pari-mutuel and Card Casino revenues follow.

SUMMARY OF PARI-MUTUEL OPERATING DATA

	Year Ended Dec. 31, 2011	Year Ended Dec. 31, 2010
Racing Days
Simulcast only days	288	301
Live and simulcast days	56	62
Total Racing Days	344	363
On-Track Handle
Simulcast handle on non-live race days	$23,954,000	$25,250,000
Simulcast handle on live race days	8,077,000	9,204,000
Total simulcast handle	32,031,000	34,454,000

Live racing handle	9,605,000	10,581,000
Total On-Track Handle	41,636,000	45,035,000

Out-of-state Live Handle	12,834,000	13,365,000
Total Handle	$54,470,000	$58,400,000
On-Track Average Daily Handle
Simulcast only days	$83,000	$84,000
Live and simulcast days	316,000	319,000

          Pari-mutuel revenues include commission and breakage revenues on live on-track and simulcast racing, fees received from out-of-state racetracks for wagering on our live races and proceeds from uncashed winning tickets. Pari-mutuel revenues decreased to $9.5 million in 2011 from $10.2 million in 2010, primarily reflecting a decrease in simulcast and on-track live racing handle in 2011 compared to 2010.

          Total handle wagered on simulcast races in 2011 decreased $2,423,000, or 7.0%, compared to 2010. The decrease is primarily attributable to the government imposed shutdown of operations that occurred from July 1 to July 20, 2011. We offered 19 fewer days of simulcast wagering in 2011 as compared to 2010, primarily as a result of the shutdown of operations for 20 days in which no simulcast wagering occurred.

          On-track live handle decreased by $976,000, or 9.2%, for the 2011 live meet compared to the live meet in 2010. In addition, wagering at out-of-state tracks on races conducted at the Racetrack during the 2011 live meet decreased $531,000, or 4.0%, compared to the 2010 meet. The decrease is primarily attributable to the government imposed shutdown of operations that occurred from July 1 to July 20, 2011. During the shutdown, no live meet wagering occurred and, ultimately, we were forced to run six fewer race days for the 2011 live meet compared to 2010. The Company also lost the opportunity to earn revenues simulcasting our live meet signal to other tracks during the shutdown as well.

          Revenues recognized on proceeds from winning pari-mutuel tickets which were not presented for payment within one year of the end of the live meet in which the wagers were made decreased approximately $24,000 in 2011 compared to 2010, primarily due to reduced amounts wagered on simulcast horse races.

SUMMARY OF CARD CASINO REVENUES

	Year Ended Dec. 31, 2011	Year Ended Dec. 31, 2010

Poker Games	$10,265,000	$11,126,000
Table Games	10,709,000	9,080,000
Total Collection Revenue	20,974,000	20,206,000

Other Revenue	2,411,000	1,954,000

Total Card Casino Revenue	$23,385,000	$22,160,000

Number of Days Offered	344	364
Average Revenue per Day	$68,000	$60,900

          The primary source of Card Casino revenue is a percentage of the wagers received from the players as compensation for providing the Card Casino facility and services, referred to as “collection revenue”. Other Revenue presented above includes fees collected for the administration of tournaments and amounts earned as reimbursement for the administrative costs of maintaining the jackpot funds. Card Casino revenues represent 57.6% and 55.5% of net revenues for 2011 and 2010, respectively.

          The Card Casino is divided into two areas, the poker area and the table games area. The average daily collection amount per game is dependent upon the number of tables utilized to offer the game. Patron demand determines the number of tables to be used for a specific game.

          Total Card Casino revenue increased $1,224,000, or 5.5%, compared to 2010. The increase in Card Casino revenue is due primarily to the increase in table games revenue of $1,629,000, or 17.9%, in 2011 over 2010. The Company believes the rebounding economy and related increase in discretionary spending more than offset the negative impact from the government imposed shutdown of operations from July 1 to July 20, 2011.

          We expect that competition from Running Aces, illegal Internet wagering, and wagering at tribal casinos will continue to challenge our efforts to grow our Card Casino operating revenues in future periods. As a result, we continue to search for opportunities to make Canterbury Park the most attractive alternative when our customers want to wager on card games.

SUMMARY OF CONCESSION REVENUES

          Concession revenues remained relatively stable at $5,042,387, a slight decrease of $176,000, or 3.4%, compared to 2010, due primarily to a decrease in the number of live race days as a result of the government imposed shutdown of operations that occurred from July 1 to July 20, 2011.

SUMMARY OF OTHER REVENUES

          Other revenue increased $346,000, or 13.8%, to $2,848,000 in fiscal year 2011 compared to 2010. This increase was due primarily to reinstating admission charges in 2011 that were not collected during the 2010 live meet in honor of the 25th anniversary of the founding of Canterbury Park (then Canterbury Downs).

OPERATING EXPENSES

          Total operating expenses decreased approximately $1,658,000, or 4.0%, to $39,540,000 in 2011, from $41,197,000 in 2010. Total operating expenses as a percentage of net revenues decreased slightly to 97.4% from 103.2% in 2010. The primary factors contributing to these decreases are discussed in the following paragraphs.

          Total purse expense decreased $204,000, or 3.5%, in 2011 compared to 2010 as presented in the table below. As discussed in greater detail in Item 1(c) (iv) above, Minnesota law requires us to allocate a portion of amounts received from betting in the card room and wagering on simulcast and live horse races for future payment as purses for live horse races and other authorized uses. While most of these amounts are paid into the purse funds for thoroughbred, quarter horse and standardbred races, Minnesota law requires that a portion of such amounts allocated for purses be paid into the MBF. A description of how the purse expense was derived from these three sources and allocated for purse funds and to the MBF is presented below. The increase in Card Casino revenues in 2011 compared to 2010 resulted in the increases in Card Casino purse and MBF expense shown in the table below. Total purse expense associated with simulcast and live racing decreased in 2011 compared to 2010 primarily due to lower wagering levels.

	Purse Expense		Minnesota Breeders’ Fund Expense

	2011	2010	2011	2010

Card Casino	$2,730,000	$2,576,000	$303,000	$286,000

Simulcast Racing	1,873,000	2,016,000	363,000	387,000

Live Racing	976,000	1,191,000	96,000	106,000

Total	$5,579,000	$5,783,000	$762,000	$779,000

          Under Minnesota law, the Company is required to pay 10% of the first $6 million of gross Card Casino revenues towards purses for live horse racing at the Racetrack. After meeting the $6 million threshold, the Company must pay 14% of gross Card Casino revenues as purse monies. Of funds allocated for purses, the amounts paid are allocated 90% to the purse funds and 10% to the MBF.

          The amounts paid to the purse fund for simulcast racing differ depending upon whether the simulcast wagering occurs during the “Racing Season,” a statutorily defined 25-week period beginning in early May each year, or outside of the Racing Season. We paid an average of 5.85% of handle to the purse fund in both 2011 and 2010. We pay 5.50% of pari-mutuel simulcast commission revenues to the MBF; consequently, lower revenues result in lower MBF expense.

          We also experienced a reduction in host fees of $39,000, or 2.7%, in 2011 compared to 2010 primarily as a result of lower wagering due to the government imposed shutdown of operations that occurred from July 1 to July 20, 2011. This decrease in wagering more than offset a rate increase imposed from numerous tracks around the country in 2011.

          Salary and benefit expenses decreased by $223,000, or 1.3%, for the twelve months ended December 31, 2011 compared to the twelve months ended December 31, 2010. The decrease is primarily attributable to the government imposed shutdown that occurred from July 1 to July 20, 2011. During the shutdown, the Company was forced to furlough substantially all of its approximately 1,100 full time and part time employees.

          A loss on disposal of assets in the amount of $909,540 was recorded during the year ended 2010 and related primarily to the remodeling of our existing card room. There was no loss on disposal of assets during the year ended December 31, 2011.

          Advertising expense decreased $224,000, or 17.0% in 2011 compared to 2010. The decrease is primarily due to lower agency fees resulting from increased use of internal resources and decreased expenditures during the government imposed shutdown of operations from July 1 to July 20, 2011.

          Other operating expenses increased $173,000, or 2.5%, in 2011 compared to 2010. The increase is primarily due to increased expenditures in support of legislation that would authorize electronic gaming devices at the Racetrack.

          Net other income decreased $7,000, or 54.7%, in 2011 compared to 2010. This decrease is primarily attributable to a decrease in interest income on our primary bank account balance during 2011.

          Income taxes as a percentage of pre-tax loss and income decreased to 62.2% for the year ended December 31, 2011 from 78.5% for the year ended December 31, 2010. The decrease is primarily attributable to the increase in net income before taxes in 2011 compared to 2010. The higher than statutory income tax rate is due to the Company’s expenditures on non-deductible lobbying expenses in pursuit of passing Racino legislation.

          Net income increased $1,390,000, which resulted in net income for 2011 in the amount of $398,000 compared to a net loss of $992,000 for the year ended December 31, 2010. As mentioned above, the primary reasons for this change was the loss on disposal of assets that during the first quarter of 2010 and the increase in Card Casino revenue in 2011.

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

          Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 66.6% of our total assets at December 31, 2011. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected future net cash flows. Should the sum of the related expected future net cash flows be less than the carrying value, we will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. To date, we have determined that no impairment of these assets exists.

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

          The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at December 31, 2011 and as of the date of this report will not have a material impact on the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

          Net cash provided by operations during the year ended December 31, 2011 was $3,441,441 and was the result of several factors. Net income for 2011 was $397,667. In addition, depreciation during 2011 was $1,894,277. Also, deferred income taxes increased $362,300 primarily due to the carryback of the 2010 federal net operating loss and the partial utilization of the state net operating loss in 2011. Finally, income taxes receivable decreased $540,198 due to the utilization of prepaid income taxes carried on the balance sheet at December 31, 2010 due to the Company having federal taxable income in 2011.

          Net cash provided by operations during the year ended December 31, 2010 was $2,984,065 and was the result of several factors. During the first quarter of 2010, the Company incurred a one-time loss on disposal of assets in the amount of $909,540 relating to the remodel of our card room. In addition, depreciation during 2010 was $2,043,758. Finally, during the third quarter of 2010, the Company had a cost segregation study performed on our assets in use. Primarily as a result of the study, our deferred tax liability increased $839,450. These items were somewhat offset by an increase in restricted cash in the amount of $391,662 due primarily to the increase in the amount payable to the Minnesota Horsemen’s Benevolence & Protective Association (MHBPA).

CASH FLOWS FROM INVESTING ACTIVITIES

          Cash used in investing activities for the year ended December 31, 2011 of $920,632 resulted primarily from purchasing a variety of fixtures and equipment for operational purposes.

          Cash used in investing activities for the year ended December 31, 2010 of $2,417,119 resulted primarily from costs to remodel our Card Casino totaling $2,296,000. The Company used cash on hand to fund the project and avoided drawing on its line of credit.

CASH FLOWS FROM FINANCING ACTIVITIES

          Cash provided by financing activities was $296,508 for the year ended December 31, 2011 consisted of proceeds and excess tax benefits received upon the exercise of stock options and proceeds received upon the exercise of shares of common stock purchased by employees pursuant to our Employee Stock Purchase Plan.

          Cash provided by financing activities was $143,319 for the year ended December 31, 2010 and represented proceeds received upon the exercise of stock options and shares of common stock purchased by employees pursuant to our Employee Stock Purchase Plan.

CASH AND CAPITAL RESOURCES

          At December 31, 2011, we had unrestricted cash and cash equivalents of $8,268,000 compared to $5,451,000 at December 31, 2010. This $2.8 million increase consists of $3.4 million net cash provided by operating activities and $0.3 million net cash provided by financing activities, offset by $0.9 million net cash used in investing activities. In addition, as of December 31, 2011, we had $3.0 million of capacity under a commercial revolving credit line as part of a general credit and security agreement with Bremer Bank that will expire on May 6, 2012. The Company plans to renew this credit line before it expires. We had no borrowings under the credit line in 2011 or 2010.

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

          The Company’s table games are required by law to be “unbanked”. “Unbanked” refers to a wagering system or game where wagers “lost” or “won” by the host are accumulated into a player pool liability for purposes of enhancing the total amount paid back to players in any other card game. The Company may only serve as custodian of the player pool. It may not have an active interest in any card game and does not recognize net “wins” or “losses” as revenue. The Company is required to return accumulated player pool funds to the players through giveaways, promotional items, prizes or by other means. The player pool liability was approximately $128,000 at December 31, 2011 compared to $206,000 at December 31, 2010.

          The Card Casino offers progressive jackpots for poker games. Amounts collected for these jackpot funds are accrued as liabilities until paid to winners. At December 31, 2011, accrued jackpot funds totaled approximately $557,000 compared to $516,000 at December 31, 2010. The MRC regulates the operation of the player pool and progressive jackpot pools. These liabilities have the potential for significant fluctuation on a daily basis.

          All games in the Card Casino are played using chips. The value of chips issued and outstanding, referred to as the “outstanding chip liability,” was approximately $145,000 at December 31, 2011, compared to $187,000 at December 31, 2010. This liability has the potential for significant fluctuation on a daily basis depending upon the demand for chip redemptions and sales.

          Our second largest individual operating expense item is purse expense. Pursuant to an agreement with the MHBPA, we transferred into a trust account or paid directly to the MHBPA approximately $5,235,000 and $5,207,000 in purse funds for the years ended December 31, 2011 and 2010, respectively. Minnesota Statutes specify that amounts transferred into trust are the property of the trust and not the Company. Unpaid purse fund obligations due the MHBPA were $158,616 and $193,592 at December 31, 2011 and 2010, respectively.

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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

          In March 2008, the Company entered into a six-year service agreement with its totalizator provider. Pursuant to the agreement, the vendor provides totalizator equipment and computer programs which record and process all wagers and calculate odds and payoffs. In April 2009, the Company entered into a four-year service agreement to outsource its information technology (IT) function. Amounts charged to operations under these agreements for the years ended December 31, 2011 and 2010 were approximately $615,000 and $637,000, respectively.

          The Company has entered into operating leases for rental of office equipment, equipment to print certain publications, and track equipment to maintain the Racetrack. Amounts charged to operations under these agreements for the years ended December 31, 2011 and 2010 were approximately $128,000 and $140,000, respectively. All such leases expire on or before December 31, 2014.

          Since December 31, 2011, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above. As of December 31, 2011, we had no borrowings pursuant to our line of credit and were not party to capital lease obligations, significant purchase obligations or other long-term obligations.

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

We have audited the accompanying consolidated balance sheets of Canterbury Park Holding Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Canterbury Park Holding Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Minneapolis, Minnesota
March 30, 2012

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2011 AND 2010

	2011	2010

ASSETS

CURRENT ASSETS
Cash	$8,268,779	$5,451,462
Restricted cash	1,146,163	1,341,656
Short-term investments (Note 3)	201,669	—
Accounts receivable, net of allowance of $27,773 and $34,805, respectively	540,167	394,314
Inventory	183,122	176,211
Prepaid expenses	682,404	564,984
Income taxes receivable	—	381,898
Deferred income taxes (Note 4)	315,200	320,400
Due from Minnesota horsemen associations	44,372	49,241
Total current assets	11,381,876	8,680,166

LONG-TERM ASSETS
Deposits	26,400	20,000
Land, buildings and equipment, net (Note 2)	22,776,115	23,948,330

	$34,184,391	$32,648,496

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,432,818	$2,252,527
Card Casino accruals	1,314,173	1,433,798
Accrued wages and payroll taxes	775,256	686,964
Due to MHBPA (Note 1)	158,616	193,592
Accrued property taxes	606,252	562,349
Payable to horsepersons	17,745	21,551
Income taxes payable	97,000	—
Total current liabilities	5,401,860	5,150,781

LONG-TERM LIABILITIES
Deferred income taxes (Note 4)	1,309,000	951,900

COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)	—	—

STOCKHOLDERS’ EQUITY (Notes 5 and 6)
Common stock, $.01 par value, 10,000,000 shares authorized, 4,101,701 and 4,053,660, respectively, shares issued and outstanding	41,017	40,537
Additional paid-in capital	16,413,468	15,883,899
Retained earnings	11,019,046	10,621,379
Total stockholders’ equity	27,473,531	26,545,815

	$34,184,391	$32,648,496

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

OPERATING REVENUES:
Pari-mutuel	$9,512,476	$10,222,981
Card Casino	23,384,552	22,160,076
Concessions	5,042,387	5,218,523
Other	2,847,966	2,501,697
Total Revenues	40,787,381	40,103,277
Less: Promotional allowances	(200,955)	(183,093)
Net Revenues	40,586,426	39,920,184
OPERATING EXPENSES:
Purses	5,578,949	5,782,877
Minnesota Breeders’ Fund	761,929	778,715
Other pari-mutuel expenses	1,412,084	1,451,192
Salaries and benefits	17,476,580	17,699,849
Cost of concession and other sales	2,950,202	3,044,434
Depreciation	1,894,277	2,043,758
Loss on disposal of assets	—	906,940
Utilities	1,139,332	1,112,776
Advertising and marketing	1,090,772	1,314,649
Other	7,235,400	7,062,113
Total Operating Expenses	39,539,525	41,197,303

INCOME (LOSS) FROM OPERATIONS	1,046,901	(1,277,119)

OTHER (EXPENSE) INCOME:
Interest expense	(802)	(225)
Interest income	6,650	13,138
Net Other Income	5,848	12,913

INCOME (LOSS) BEFORE INCOME TAXES	1,052,749	(1,264,206)

Income tax (expense) benefit (Note 4)	(655,082)	272,000

NET INCOME (LOSS)	$397,667	$(992,206)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,084,762	4,038,103

WEIGHTED AVERAGE NUMBER OF DILUTIVE SHARES OUTSTANDING	4,133,339	4,038,103

BASIC NET INCOME (LOSS) PER COMMON SHARE (Note 7)	$.10	$(.25)

DILUTED NET INCOME (LOSS) PER COMMON SHARE (Note 7)	$.10	$(.25)

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2011 AND 2010

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

Balance at December 31, 2009	4,021,702	$40,217	$15,648,200	$11,613,585	$27,302,002

Exercise of stock options	28,101	281	114,651	—	114,932
Stock-based compensation	—	—	187,959	—	187,959
Net tax shortfall from exercise of stock options	—	—	(95,502)	—	(95,502)
Shares issued under Employee Stock Purchase Plan	3,857	39	28,591	—	28,630
Net loss	—	—	—	(992,206)	(992,206)

Balance at December 31, 2010	4,053,660	$40,537	$15,883,899	$10,621,379	$26,545,815

Exercise of stock options	45,640	456	213,214	—	213,670
Stock-based compensation	—	—	233,541	—	233,541
Tax benefit from exercise of stock options	—	—	61,300	—	61,300
Shares issued under Employee Stock Purchase Plan	2,401	24	21,514	—	21,538
Net income	—	—	—	397,667	397,667
Balance at December 31, 2011	4,101,701	$41,017	$16,413,468	$11,019,046	$27,473,531

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
Operating Activities:
Net income (loss)	$397,667	$(992,206)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,894,277	2,043,758
Stock–based compensation expense	233,541	187,959
(Gain) loss on disposal of assets	(1,400)	906,940
Tax (benefit) shortfall from exercise of stock options	(61,300)	95,502
Increase in deferred income taxes	362,300	956,850
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(145,853)	10,878
Decrease (increase) in restricted cash	195,493	(391,662)
Increase in other current assets	(130,731)	(97,599)
Decrease (increase) in income taxes receivable	540,198	(403,923)
Increase in accounts payable and accrued wages & payroll taxes	266,884	226,551
(Decrease) increase in Card Casino accruals	(119,625)	258,415
Increase in accrued property taxes	43,903	51,213
Decrease in payable to horsepersons	(3,806)	(9,893)
(Decrease) increase in due to MHBPA	(30,107)	141,282
Net cash provided by operating activities	3,441,441	2,984,065

Investing Activities:
Additions to land, buildings and equipment	(720,363)	(3,035,613)
Proceeds from sale of equipment	1,400	2,600
Proceeds from redemption of investments	29,430	644,387
Purchase of investments	(231,099)	(28,493)
Net cash used in investing activities	(920,632)	(2,417,119)

Financing Activities:
Proceeds from issuance of common stock	235,208	143,319
Tax benefit from exercise of stock options	61,300	—
Net cash provided by financing activities	296,508	143,319

Net increase in cash	2,817,317	710,265

Cash at beginning of year	5,451,462	4,741,197

Cash at end of year	$8,268,779	$5,451,462

Non-cash investing and financing activities:
Additions to buildings and equipment funded through accounts payable	$29,286	$27,587
Proceeds from issuance of common stock funded through shares swapped	$210,470	$251,530
Supplemental disclosure of cash flow information:
Income taxes (refunded) paid, net of amount paid (refunded)	$(247,436)	$914,971

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Reclassifications – Certain cash flow classifications included in the consolidated financial statements have been reclassified from the prior years’ presentations to conform to the current year presentation.

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

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) – The Minnesota Pari-Mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from card room operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MHBPA, the Company has transferred into a trust account or paid directly to the MHBPA, approximately $5,235,000 and $5,207,000 for the years ended December 31, 2011 and 2010, respectively, related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company.

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

Advertising and Marketing – Advertising and marketing costs are charged to expense as incurred. The related amounts are presented separately in the Company’s consolidated statements of operations.

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

Card Casino Accruals – Minnesota law allows the Company to collect amounts from patrons to fund progressive jackpot pools in the Card Casino. These amounts, along with amounts earned by the player pool, promotional funds, and the outstanding chip liability, are accrued as short-term liabilities at each balance sheet date.

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

Interest and penalties associated with uncertain income tax positions are presented in income tax expense. During the twelve months ended December 31, 2011, we recognized no expenses for interest and penalties. During the twelve months ended December 31, 2010, we recognized expenses of $19,003 for interest and penalties. We do not have any amounts accrued at December 31, 2011 for the payment of interest and penalties.

As of December 31, 2011 the Company had state net operating losses of approximately $390,000. These losses, if unutilized, will expire in 2024. The Company also has approximately $13,000 of state alternative minimum tax credits as of December 31, 2011, which carry forward indefinitely.

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

Stock Based Employee Compensation – We recognize employee services provided in exchange for a share-based payment based on the grant date fair market value over the requisite period.

The Company uses the Black-Scholes method to measure the compensation cost for stock options. The Black-Scholes method requires the use of significant assumptions to estimate the fair value of the stock option awards. The expected term of both the board of director and key employee options was calculated using the simplified method. The expected volatility was calculated primarily with reliance on historical volatility rates. During 2010, the Company adjusted its dividend yield rate to reflect the current expectation that no dividends will be declared. This assumption was also used in 2011. The risk-free rate utilized in the Black-Scholes calculations was the U.S. Constant Maturity Treasury Security for the period equivalent to the expected term of the option.

The fair value of options granted under the 1994 Stock Plan during 2011 and 2010 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2011	2010
Dividend yield	0.00%	0.00%
Expected volatility	50%	44%
Risk-free interest rate	2.02%	2.54%
Expected term of options in years	5.5	5.9
Fair value of options on grant date	$93,750	$345,855

For more information on our stock-based compensation plans, see Note 6.

2.	LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment, at cost, consists of the following at December 31:

	2011	2010

Land	$6,673,076	$6,673,076
Buildings and building improvements	20,196,599	19,937,187
Furniture and equipment	16,270,494	16,344,381
	43,140,169	42,954,644
Accumulated depreciation	(20,364,054)	(19,006,314)
	$22,776,115	$23,948,330

3.	FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

There are three levels of inputs that may be used to measure fair value:

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

Assets and liabilities measured at fair value on a recurring basis for December 31, 2011 are summarized below. The Company had no assets and liabilities measured at fair value on a recurring basis for December 31, 2010.

	Fair Value Measurements as of December 31, 2011
Description	Total	Level 1	Level 2	Level 3

Short-term investments (Certificates of Deposit)	$201,669	$—	$201,669	$—
Total	$201,669	$—	$201,669	$—

4.	INCOME TAXES

A reconciliation between income taxes computed at the statutory federal income tax rate and the effective tax rate is as follows:

	2011	2010

Federal tax expense (benefit) at statutory rates	$357,935	$(429,400)
Nondeductible lobbying expense	179,263	144,900
State expense (benefit), net of federal impact	114,799	(45,100)
Stock option expense	28,942	41,100
Other	(25,857)	16,500
	$655,082	$(272,000)

Income tax expense (benefit) for the years ended December 31, 2011 and 2010 consists of the following:

	2011	2010
Current
Federal	$533,847	$(1,064,650)
State	16,171	(46,800)
	550,018	(1,111,450)
Deferred, primarily Federal	105,064	839,450
	$655,082	$(272,000)

Deferred income tax expense differs from the actual change in the net deferred tax liability due to a federal net operating loss carryback. The Company recovered approximately $257,236 in federal taxes paid in a prior tax year in November 2011. The Company recognized certain tax deficiencies related to stock option plans in the amount of $117,400 for the year ended December 31, 2010. The deficiency was recorded as a decrease in additional paid-in capital.

Current and long term temporary differences and tax carryforwards at December 31 are as follows:

	2011	2010
Current
Vacation accrual	$66,900	$104,400
Player rewards program accrual	224,400	199,900
Other	23,900	16,100
Net current deferred tax asset	$315,200	$320,400

	2011	2010
Long-Term
Tax depreciation greater than book depreciation	$(1,388,400)	$(1,364,800)
Deferred gain on sale of land	(104,000)	(104,000)
Stock options	143,800	93,700
Net operating loss carryforwards	25,200	406,000
Other	14,400	17,200
Net long-term deferred tax liability	$(1,309,000)	$(951,900)

The Company is subject to U.S. and Minnesota taxation. The Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2007.

5.	STOCKHOLDERS’ EQUITY Employee Stock Purchase Plan:

On April 3, 1995, the Board of Directors adopted an Employee Stock Purchase Plan (the “ESPP”). The ESPP is open to all employees of the Company working more than 15 hours per week. Pursuant to Board action taken in September 2011, the ESPP was amended to consist of three-month phases. From the plan inception date until September 30, 2011, the ESPP consisted of one-year phases. The first phase using the amended ESPP commenced on October 1, 2011 and under the terms of the plan, employees are allowed to set aside a portion of their payroll earnings to purchase shares of the Company’s common stock. The purchase price is 95% of the fair market value of the shares on the termination date of the phase. The plan provides for the sale of up to 350,000 shares. The plan issued 2,401 and 3,857 shares in 2011 and 2010, respectively. The ESPP has issued a total of 244,586 shares since its inception.

401(k) Plan:

On June 1, 1998 the Company established a defined contribution savings plan for employees who had completed one year of service, as defined in the Plan document. The defined contribution savings plan allows for employee compensation deferral contributions under Section 401(k) of the Internal Revenue Code and discretionary contributions by the Company. In January 2009, the Company suspended its employer contributions for fiscal 2009. In March 2011, the Company reinstated its discretionary contribution match. Employer contributions charged to operations in 2011 were approximately $82,997. There were no employer contributions charged to operations in 2010.

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

Stock Repurchase Plan:

On January 16, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 12b-18. During 2008, the Company repurchased 216,543 shares of common stock at an average price of $8.71 for an aggregate purchase price of $1,886,034. The Company did not repurchase any shares in 2010 or 2011.

6.	STOCK BASED COMPENSATION

Stock Options:

The Company’s 1994 Stock Plan (the “Plan”) provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and non-employees, including directors of and consultants to the Company and any subsidiary, to purchase up to a maximum of 1,450,000 shares of common stock. The Company currently has 221,000 shares available for grant under the Plan. Options that are granted under the Plan may be either options that qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (Incentive Stock Options), or those that do not qualify as Incentive Stock Options (Non-Qualified Stock Options). The Plan is administered by the Board of Directors which determines the persons who are to receive awards under the Plan, the type of award to be granted, the number of shares subject to each award and, if an option, the exercise price of each option. The Plan also provides for formula grants of Non-Qualified Stock Options to non-employee directors and consultants of the Company.

The Plan provides that payment of the exercise price may be made in the form of unrestricted shares of common stock already owned by the optionee. The Company calculates the fair market value of unrestricted shares as the average of the high and low sales prices on the date of exercise. The Company’s common stock is purchased upon the exercise of stock options, and restricted stock awards are settled in shares of the Company’s common stock.

Stock option activity related to the Plan during the years ended December 31, 2011 and 2010 is summarized below:

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	368,437	$9.21	403,244	$10.15

Granted	15,000	13.30	106,500	8.15
Exercised	(62,185)	6.82	(62,557)	5.86
Expired/Forfeited	(3,250)	7.23	(78,750)	15.27

Outstanding at end of year	318,002	$9.89	368,437	$9.21

Options exercisable at end of year	257,252	$10.44	264,812	$9.92

The grant-date fair value of options outstanding and exercisable at December 31, 2011 and 2010 was $1,091,000 and $1,129,000, respectively. The weighted average remaining contractual term of these options is 5.8 and 5.2 years, respectively.

The weighted-average grant-date fair value of options granted during the years 2011 and 2010 was $93,750 and $382,808, respectively. The total fair value of options exercised during the years ended December 31, 2011 and 2010 was $229,000 and $231,000, respectively. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $61,000 and $23,000 for 2011 and 2010, respectively.

As of December 31, 2011, total compensation cost related to non-vested stock options not yet recognized was $170,226, which is expected to be recognized over the next 1.67 years on a weighted-average basis.

The following table summarizes information concerning all options outstanding and options exercisable as of December 31, 2011:

Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$5.00 – 7.50	110,252	6.8	$6.25	90,252	$6.31
$7.51 – 11.25	88,250	7.8	$8.36	47,500	$8.43
$11.26 – 16.50	90,000	5.0	$13.52	90,000	$13.52
$16.51 – 17.25	29,500	2.6	$16.94	29,500	$16.94
Total	318,002	6.2	$9.89	257,252	$10.44

Board of Director Grants

Prior to June 2, 2011, the Company’s Stock Plan provided for annual, automatic grants to each non-employee member of the Board of Directors on the first business day each February of non-qualified stock options to acquire 3,000 shares of common stock. Pursuant to this provision, on February 1, 2011, 15,000 options were granted to five non-employee board members with an exercise price per share equal to the market price on the date of grant of $13.30. The stock options vest over a six-month period and expire in ten years. The compensation cost associated with this grant of Board of Directors options is $93,750 and was recognized as expense over the six-month vesting period. On February 1, 2010, 15,000 options were granted to the five non-employee board members with an exercise price per share equal to the market price on the date of grant of $7.05.

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

2009 Employee Stock Option Grant

On April 23, 2009, 100,000 options were granted to employees with an exercise price equal to the market price on the date of grant of $6.00. The stock options vest over a 42-month period and expire in ten years. The compensation cost associated with this grant of employee options is $92,555 to be recognized as expense over the 42-month vesting period. The compensation cost related to these employee option awards included in salaries and benefits expense was $26,444 for the years ended December 31, 2011 and 2010. As of December 31, 2011, there was $22,037 of total unrecognized compensation cost related to these stock options which is expected to be recognized over 0.8 years.

2010 Employee Stock Option Grant

On February 25, 2010, 86,500 options were granted to employees with an exercise price equal to the market price on the date of grant of $8.28. The stock options vest over a 42-month period and expire in ten years. The compensation cost associated with this grant of employee options is $282,355 to be recognized as expense over the 42-month vesting period. The compensation cost related to these employee option awards included in salaries and benefits expense for the years ended December 31, 2011 and 2010 was $70,589 and $94,118, respectively. As of December 31, 2011, there was $117,648 of total unrecognized compensation cost related to these stock options which is expected to be recognized over 1.7 years.

2010 Non-Employee Consultant and Advisor Grant

On November 4, 2010, 5,000 options were granted to a non-employee consultant with an exercise price equal to the market price on the date of grant of $9.15. The stock options vest immediately and expire in ten years. There was no compensation cost associated with this grant for the year ended December 31, 2011. The compensation cost associated with this grant for the year ended December 31, 2010 was $18,050. As of December 31, 2011, there was no unrecognized compensation cost related to these stock options.

2011 Employee Stock Option Grant

On September 8, 2011, 54,250 shares of deferred stock awards were granted to employees with a price per share equal to the market price on the date of grant of $9.27. The issuance of these deferred stock awards is contingent upon the Company obtaining legislation authorizing the operation of a Racino at Canterbury Park on or before December 31, 2012 and the Racino opens for business to the public pursuant to such legal authority by December 31, 2014. There was no compensation cost associated with this grant for the year ended December 31, 2011.

7.	EARNINGS PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations:

	2011	2010

Net income (loss) (numerator) amounts used for basic and diluted per share computations:	$397,667	$(992,206)

Weighted average shares (denominator) of common stock outstanding:
Basic	4,084,762	4,038,103
Plus dilutive effect of stock options	48,577	—
Diluted	4,133,339	4,038,103

Net income (loss) per common share:
Basic	$.10	$(.25)
Diluted	.10	(.25)

Options to purchase 104,500 shares of common stock at an average of $14.80 per share were outstanding but not included in the computation of diluted EPS at December 31, 2011 because the options were out of the money at December 31, 2011.

Options to purchase 368,437 shares of common stock at an average of $9.21 per share were outstanding at December 31, 2010 but were not included in the computation of diluted EPS because the Company experienced a net loss for the year ended December 31, 2010.

8.	GENERAL CREDIT AGREEMENT

The Company has a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000. On May 8, 2011, the Company signed an amendment with Bremer Bank extending the expiration date from May 8, 2011 to May 6, 2012, while keeping previous provisions intact. The Company had no borrowings under this credit line at December 31, 2011 and December 31, 2010. The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements as of December 31, 2011. The Company believes that unrestricted funds available in its cash accounts, funds available under this line of credit, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2012.

9.	OPERATING LEASES AND COMMITMENTS

Purchase Obligations

In March 2008, the Company entered into a six-year service agreement with its totalizator provider. Pursuant to the agreement, the vendor provides totalizator equipment and computer programs which record and process all wagers and calculate odds and payoffs. In April 2009, the Company entered into a four-year service agreement to outsource its information technology (IT) function. Amounts charged to operations under these agreements for the years ended December 31, 2011 and 2010 were approximately $615,000 and $637,000, respectively.

Operating Lease Obligations

The Company has entered into operating leases for rental of office equipment, equipment to print certain publications, and track equipment to maintain the Racetrack. Amounts charged to operations under these agreements for the years ended December 31, 2011 and 2010 were approximately $128,000 and $140,000, respectively. All such leases expire on or before December 31, 2014. Future lease payment obligations under these leases are provided in the table below.

FUTURE MINIMUM LEASE PAYMENTS

The following table reflects our future minimum lease payments as of December 31, 2011:

	Payments Due by Period

Lease Obligation	TOTAL	2012	2013	2014

Operating Lease Obligations (1)	$91,400	$53,600	$29,500	$8,300

(1)	Includes operating lease obligations for general office and printing equipment rental.

10.	CONTINGENCIES

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

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at December 31, 2011 and as of the date of this report will not have a material impact on the consolidated financial statements.

The Company has committed to payment of statutory distributions under a $500,000 bond issued to the Minnesota Racing Commission as required by Minnesota statute.

11.	RELATED-PARTY TRANSACTIONS

The Company paid a total of $46,733 and $50,100 in 2011 and 2010, respectively, to the Chair and Vice Chair of the Company in consideration for the services they provided pursuant to consulting agreements. In addition, another non-employee Board member received $12,000 in 2010 for services regarding the Company’s strategic planning matters. Finally, an additional non-employee Board member received $18,000 in 2010 for services regarding the Company’s effort to pass Racino legislation.

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

Depreciation, interest expense and income taxes are allocated to the segments but no allocation is made to concessions for shared facilities. However, the concessions segment paid approximately 25% of gross revenues on live racing and special event days to the horse racing segment for use of the facilities in 2011 and 2010. The following tables provide information about the Company’s operating segments (in 000’s):

	Year Ended December 31, 2011
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$12,148	$23,385	$5,053	$40,586

Intersegment revenues	315	—	1,383	1,698

Net interest income	7	—	—	7

Depreciation	1,119	634	141	1,894

Segment (loss) income before income taxes	(2,000)	3,221	544	1,765

Segment Assets	$30,832	$2,838	$11,222	$44,892

	Year Ended December 31, 2010
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$12,517	$22,160	$5,243	$39,920

Intersegment revenues	590	—	1,545	2,135

Net interest income	13	—	—	13

Depreciation	1,123	768	153	2,044

Segment (loss) income before income taxes	(2,336)	1,347	410	(579)

Segment Assets	$28,446	$3,566	$10,353	$42,365

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	2011	2010
Revenues
Net revenues for reportable segments	$42,284	$42,055
Elimination of intersegment revenues	(1,698)	(2,135)
Total consolidated net revenues	$40,586	$39,920

Income (loss) before income taxes
Total segment income (loss) before income taxes	$1,765	$(579)
Elimination of intersegment income before income taxes	(712)	(685)
Total consolidated income (loss) before income taxes	$1,053	$(1,264)

	December 31, 2011	December 31, 2010

Assets
Total asset for reportable segments	$44,892	$42,365
Elimination of intercompany receivables	(10,708)	(9,717)
Total consolidated assets	$34,184	$32,648

13.	SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

	2011 Quarter Ended:

	March 31	June 30	September 30	December 31

Net revenues	$8,307,810	$11,665,520	$10,917,762	$9,695,334

Operating expenses	7,670,842	11,691,019	11,217,248	8,960,416

Net income (loss)	210,555	(348,056)	230,132	305,036

Basic earnings (loss) per share	.05	(.09)	.06	.07

Diluted earnings (loss) per share	.05	(.09)	.06	.07

	2010 Quarter Ended:

	March 31	June 30	September 30	December 31

Net revenues	$7,788,613	$11,453,879	$12,011,366	$8,666,326

Operating expenses	8,578,307	11,989,419	12,159,378	8,470,199

Net (loss) income	(639,641)	(380,969)	(132,875)	161,279

Basic (loss) earnings per share	(.16)	(.09)	(.03)	.04

Diluted (loss) earnings per share	(.16)	(.09)	(.03)	.04

14.	LOSS ON DISPOSAL OF ASSETS

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

15.	SUSPENSION OF ALL OPERATIONS FROM JULY 1 TO JULY 20, 2011

Effective at midnight on June 30, 2011, the Company suspended all operations. This action stemmed from the inability of Minnesota’s Governor and Legislature to reach agreement on the State’s budget for the biennium beginning July 1, 2011. The inability to reach an agreement forced many state agencies to immediately shut down because no monies had been appropriated for their operations. The Minnesota Racing Commission (“MRC”), the agency which regulates Canterbury Park’s pari-mutuel and Card Casino gaming operations, was one of the many state agencies ordered to close, and, without this regulatory oversight, the Company was directed to cease all operations pending the appropriation of funds for the MRC. A budget agreement was approved on July 20, 2011 which included an appropriation for the MRC, and Canterbury Park resumed all operations on July 21, 2011. The suspension of operations until July 21, 2011 had a material, adverse effect on the Company’s results of operations for the year ending December 31, 2011, as compared to 2010.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2011. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2011.

(c)	Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended December 31, 2011, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not Applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Incorporated by Reference.

Information required under Item 401 (except as noted below), 405, 406, and 407 (c) (3), (d) (4), and (d) (5) of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2012 (the “2012 Proxy Statement”), a definitive copy of which will be filed with the Commission within 120 days of the close of the 2011 fiscal year, which information is incorporated herein by reference. Information required under Item 402 of Regulation S-K regarding executive officers is presented under Item 1(c)(x) herein.

Code of Ethics

The Company has adopted a code of ethics applicable to all employees of and consultants to the Company. A copy of the Code of Conduct can be obtained free of charge upon written request directed to the Company’s Secretary at the executive offices of the Company.

Item 11.	EXECUTIVE COMPENSATION

Information required under Item 402 of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s 2012 Proxy Statement which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under Item 201(d) and 403 of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s 2012 Proxy Statement which information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information, if any, required by Item 404 of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s 2012 Proxy Statement which information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of this Form 10-K and Item 9(e) of Schedule 14A will be set forth in a section entitled “The Company’s Auditors” in the Company’s 2012 Proxy Statement which information is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	(a).	The following Consolidated Financial Statements of Canterbury Park Holding Corporation and subsidiaries are included in Part II, Item 8 pages 29-46:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010

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

Dated:	March 30, 2012	CANTERBURY PARK HOLDING CORPORATION

		By	/s/ Randall D. Sampson
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

Signature	Title	Date

/s/ Curtis A. Sampson	Chairman of the Board	March 30, 2012
Curtis A. Sampson

/s/ Dale H. Schenian	Vice Chairman; Director	March 30, 2012
Dale H. Schenian

/s/ Randall D. Sampson	Chief Executive Officer, President,	March 30, 2012
Randall D. Sampson	General Manager, Treasurer and
Director

/s/ Patrick R. Cruzen	Director	March 30, 2012
Patrick R. Cruzen

/s/ Burton F. Dahlberg	Director	March 30, 2012
Burton F. Dahlberg

/s/ Carin J. Offerman	Director	March 30, 2012
Carin J. Offerman

/s/ David C. Hansen	Chief Financial Officer* and Secretary	March 30, 2012
David C. Hansen

* Principal Accounting Officer

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARY

Exhibit Index To
Form 10-K for the Year Ended December 31, 2011

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

Filed as Exhibit 10.10 to the Form 10-KSB for the fiscal year ended December 31, 1998 and incorporated herein by reference.

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