Form 10-Q
period 2012-03-31
CANTERBURY PARK HOLDING CORP
filed 2012-05-15
CIK 926761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number: 001-31569

CANTERBURY PARK HOLDING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1775532
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

YES	X	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

YES	NO	X

The Company had 4,116,078 shares of common stock, $.01 par value, outstanding as of May 11, 2012.

1

Canterbury Park Holding Corporation

PART I - FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2012 AND DECEMBER 31, 2011 (Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash	$10,529,174	$8,268,779
Restricted cash	1,379,057	1,146,163
Short-term investments	201,669	201,669
Accounts receivable, net of allowance of $27,773	742,493	540,167
Inventory	202,306	183,122
Prepaid expenses	614,191	682,404
Deferred income taxes	467,100	315,200
Due from Minnesota horsemen associations	—	44,372
Total current assets	14,135,990	11,381,876

LONG-TERM ASSETS
Deposits	26,400	26,400
Land, buildings and equipment, net of accumulated
depreciation of $20,837,633 and $20,364,054, respectively	22,431,678	22,776,115

	$36,594,068	$34,184,391

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,919,541	$2,432,818
Card Casino accruals	1,778,892	1,314,173
Accrued wages and payroll taxes	1,011,430	775,256
Due to MHBPA	117,722	158,616
Accrued property taxes	757,425	606,252
Payable to horsepersons	74,384	17,745
Income taxes payable	485,124	97,000
Total current liabilities	7,144,518	5,401,860

DEFERRED INCOME TAXES	1,301,200	1,309,000

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized,
4,112,031 and 4,101,701 shares issued and outstanding, respectively	41,120	41,017
Additional paid-in capital	16,555,680	16,413,468
Retained earnings	11,551,550	11,019,046
Total stockholders’ equity	28,148,350	27,473,531
	$36,594,068	$34,184,391

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

PERIODS ENDED MARCH 31, 2012 AND 2011 (Unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING REVENUES:
Pari-mutuel	$1,775,831	$1,683,750
Card Casino	6,543,073	5,600,802
Concessions	932,794	723,121
Other	397,496	337,509
Total Revenues	9,649,194	8,345,182
Less: Promotional Allowances	(40,484)	(37,372)
Net Revenues	9,608,710	8,307,810

OPERATING EXPENSES:
Purse expense	921,731	805,907
Minnesota Breeders’ Fund	159,929	142,988
Other pari-mutuel expenses	352,824	305,526
Salaries and benefits	4,187,575	3,710,602
Cost of sales	535,044	464,627
Depreciation	473,580	460,500
Utilities	226,810	234,538
Advertising and marketing	195,812	102,548
Other operating expenses	1,550,446	1,443,606
	8,603,751	7,670,842

INCOME FROM OPERATIONS	1,004,959	636,968

NONOPERATING REVENUES (EXPENSES):
Interest expense	—	(6)
Other, net	1,114	1,359
	1,114	1,353

INCOME BEFORE INCOME TAXES	1,006,073	638,321

INCOME TAX EXPENSE	(473,569)	(427,766)

NET INCOME	$532,504	$210,555

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	4,109,121	4,055,399

WEIGHTED AVERAGE NUMBER OF DILUTIVE
SHARES OUTSTANDING	4,160,229	4,113,651

BASIC NET INCOME PER COMMON SHARE	$.13	$.05

DILUTED NET INCOME PER COMMON SHARE	$.13	$.05

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

PERIODS ENDED MARCH 31, 2012 AND 2011 (Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating Activities:
Net income	$532,504	$210,555
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	473,580	460,500
Stock-based compensation expense	42,583	55,508
(Decrease) increase in deferred income tax liability	(159,700)	316,500
Tax benefit from exercise of stock options	19,144	7,100
Changes in operating assets and liabilities:
Increase in restricted cash	(232,894)	(32,299)
Increase in accounts receivable	(202,326)	(74,508)
Decrease in other current assets	49,029	78,218
Increase in income taxes payable	368,980	97,066
Increase in accounts payable and accrued wages and payroll taxes	713,525	146,755
Increase in Card Casino accruals	464,719	263,456
Increase in accrued property taxes	151,173	147,300
Increase in payable to horsepersons	56,639	24,043
Increase (decrease) in due to MHBPA	3,478	(44,826)
Net cash provided by operating activities	2,280,434	1,655,368

Investing Activities:
Additions to buildings and equipment	(119,772)	(62,725)
Purchase of investments	—	(100,000)
Net cash used in investing activities	(119,772)	(162,725)

Financing Activities
Proceeds from issuance of common stock	80,589	24,066
Tax benefit from exercise of stock options	19,144	7,100
Net cash provided by financing activities	99,733	31,166

Net increase in cash	2,260,395	1,523,809

Cash at beginning of period	8,268,779	5,451,462

Cash at end of period	$10,529,174	$6,975,271

Supplemental disclosure of noncash investing activities:
Additions to buildings and equipment funded
through accounts payable	$38,658	$66,951

Proceeds from issuance of common stock
funded through shares swapped	$—	$165,625

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$226,000	$—

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED MARCH 31, 2012 AND 2011 (Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of Canterbury Park Holding Corporation as of March 31, 2012 and December 31, 2011, the results of its operations and its cash flows for the three months ended March 31, 2012 and 2011. The condensed consolidated balance sheet as of December 31, 2011 was derived from the audited financial statements. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Results for an interim period are not necessarily indicative of results for a full year.

The complete summary of significant accounting policies is included in the notes to consolidated financial statements in the Company’s 2011 Annual Report on Form 10-K.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Canterbury Park Holding Corporation (the “Company”) was incorporated under the laws of Minnesota and acquired land and buildings to conduct pari-mutuel horse racing operations (the “Racetrack”) in March 1994. The Racetrack is located in Shakopee, Minnesota, approximately 25 miles southwest of downtown Minneapolis. In May 1994, we commenced year-round horse racing simulcast operations and hosted the first annual live race meet during the summer of 1995. Our live racing operations are a seasonal business as we host live race meets each year from May until early September. We earn additional pari-mutuel revenue by televising our live racing to out-of-state racetracks around the country. Canterbury Park’s Card Casino operates 24 hours a day, seven days a week and is limited by Minnesota State law to a maximum of 80 tables. The Card Casino currently offers a variety of poker and table games. Our three largest sources of revenues, Card Casino operations, pari-mutuel operations and concessions sales, generate cash revenues. We also derive revenues from related services and activities, such as advertising, parking and publication sales and from other entertainment events and activities held at the Racetrack.

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

Short-term Investments – Securities are classified as held to maturity when the Company has the positive intent and ability to hold them to maturity, and are measured at amortized cost.  At March 31, 2012 and December 31, 2011, all investments were classified as held-to-maturity. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary.  If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in earnings.  Short-term investments consist of certificates of deposits at March 31, 2012 and December 31, 2011.  Amortized cost approximated fair value for both periods.

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

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) – The Minnesota Pari-mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from card room operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, approximately $875,000 and $825,000 for the three-month periods ending March 31, 2012 and 2011, respectively, related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company.

Impairment of Long-Lived Assets – Management of the Company periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected future net cash flows. Should the sum of the related expected future net cash flows be less than the carrying value, management will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. Management has determined that no impairment of these assets exists at March 31, 2012.

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

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to reverse. The effective income tax rate for 2012 is higher than the statutory rate primarily due to non-deductible lobbying expenses relating to the Company’s effort to obtain electronic gaming devices at the Racetrack.

Interest and penalties associated with uncertain income tax positions are presented in income tax expense. During the three months ended March 31, 2012 and 2011, we did not recognize any expense related to interest and penalties. Additionally, we do not have any amounts accrued at March 31, 2012 for the payment of interest and penalties.

2.	STOCK-BASED COMPENSATION

Stock based compensation is recorded at fair value as of the date of grant and included in the salaries and benefits expense line item on the consolidated statements of operations and amounted to $42,583 and $55,508 during the three months ended March 31, 2012 and 2011, respectively.

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

The number of shares that may be issued pursuant to options granted and the weighted average fair value during the periods presented were:

	Three Months Ended
	March 31, 2012			March 31, 2011
	Grant	Weighted Average Fair Value		Grant	Weighted Average Fair Value

Board stock options	―	$	―	15,000	$6.25

Total options	―			15,000

The fair value of stock options granted under the Company’s 1994 Stock Plan during the first three months of 2012 and 2011 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results:

	2012	2011
Dividend yield	―	0.00%
Weighted-average volatility	―	50%
Risk-free interest rate	―	2.02%
Expected term of stock options in years	―	5.5
Fair value of stock options on grant date	―	$93,750

A summary of stock option activity as of March 31, 2012 and changes during the three months then ended is presented below:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Grant Date Fair Value

Outstanding at January 1, 2012	318,002	$9.21

Granted	―	―
Exercised	(8,750)	6.86
Expired/Forfeited	―	―

Outstanding at March 31, 2012	309,252	$9.97	6.1 Years	$3,083,652

Exercisable at March 31, 2012	249,252	$10.55	5.7 Years	$2,630,742

A summary of stock option activity as of March 31, 2011 and changes during the three months then ended is presented below:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Grant Date Fair Value

Outstanding at January 1, 2011	368,437	$9.21

Granted	15,000	13.30
Exercised	(28,622)	6.63
Expired/Forfeited	(1,250)	7.37

Outstanding at March 31, 2011	353,565	$9.59	6.5 Years	$3,392,380

Exercisable at March 31, 2011	236,190	$10.32	5.5 Years	$2,437,555

Employee Stock Ownership Plan – Prior to 2008, the Company contributed shares of its common stock to its Employee Stock Ownership Plan (“ESOP”). However, no contributions have been made from January 1, 2008 to date, and the Company has not taken any action to reinstate contributions to the ESOP.

Employee Stock Purchase Plan – On April 3, 1995, the Board of Directors adopted an Employee Stock Purchase Plan (the “ESPP”). Pursuant to Board action taken in September 2011, the ESPP was amended to consist of three-month phases. The plan issued 1,580 shares during the first quarter of 2012. The plan did not issue any shares during the first quarter of 2011. The ESPP has issued a total of 246,166 shares since its inception.

3.	EARNINGS PER SHARE COMPUTATIONS

Basic net income per common share is based on the weighted average number of common shares outstanding during each period. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s potential common shares outstanding are stock options. Options to purchase 119,500 shares of common stock at an average price of $14.36 per share were outstanding but not included in the computation of diluted earnings per share at March 31, 2012 because the options were out of the money at March 31, 2012. Options to purchase 105,500 shares of common stock at an average price of $14.80 per share were outstanding but not included in the computation of diluted earnings per share at March 31, 2011 because the options were out of the money at March 31, 2011.

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the periods ending March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011

Net income (numerator) amounts used for basic and diluted per share computations:	$532,504	$210,555

Weighted average shares (denominator) of common stock outstanding:
Basic	4,109,121	4,055,399
Plus dilutive effect of stock options	51,108	58,252
Diluted	4,160,229	4,113,651

Net income per common share:
Basic	$.13	$.05
Diluted	.13	.05

4.	GENERAL CREDIT AGREEMENT

The Company has a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000. On May 6, 2012, the Company signed an amendment with Bremer Bank extending the expiration date from May 8, 2012 to May 5, 2013, while keeping previous provisions intact. The Company had no borrowings under this credit line at March 31, 2012 and December 31, 2011. The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements as of March 31, 2012. The Company believes that unrestricted funds available in its cash accounts, funds available under this line of credit, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2012.

5.	OPERATING SEGMENTS

During the first three months of 2012 and 2011, the Company had three reportable operating segments: horse racing, Card Casino, and concessions. The horse racing segment primarily represents simulcast and live horse racing operations. The Card Casino segment primarily represents operations of Canterbury Park’s Card Casino, and the concessions segment primarily represents food and beverage operations provided during simulcast and live racing, in the Card Casino, and during special events. The Company’s reportable operating segments are strategic business units that offer different products and services. They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services. The Minnesota Racing Commission regulates the horse racing and Card Casino segments.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the 2011 Annual Report on Form 10-K.

Depreciation, interest expense and income taxes are allocated to the segments but no allocation is made to concessions for shared facilities. However, the concessions segment pays approximately 25% of gross revenues earned on live racing and special event days to the horse racing segment for use of the facilities.

The following tables provide information about the Company’s operating segments (in 000’s):

	Three Months Ended March 31, 2012
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$2,132	$6,543	$934	$9,609

Intersegment revenues	50	―	335	385

Net interest income	1	―	―	1

Depreciation	280	158	36	474

Segment loss (income) before income taxes	(79)	1,140	73	1,134
	At March 31, 2012
Segment Assets	$33,341	$2,683	$11,441	$47,465

	Three Months Ended March 31, 2011
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$1,982	$5,601	$725	$8,308

Intersegment revenues	25	―	318	343

Net interest income	1	―	―	1

Depreciation	286	135	40	461

Segment (loss) income before income taxes	(75)	773	(1)	697

	At December 31, 2011

Segment Assets	$30,832	$2,838	$11,222	$44,892

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Three Months Ended March 31,
	2012	2011
Revenues
Total net revenue for reportable segments	$9,994	$8,651
Elimination of intersegment revenues	(385)	(343)
Total consolidated net revenues	$9,609	$8,308

Income (loss) before income taxes
Total segment income (loss) before income taxes	$1,134	$697
Elimination of intersegment (income) loss before income taxes	(128)	(59)
Total consolidated income (loss) before income taxes	$1,006	$638

Assets	March 31, 2012	December 31, 2011
Total assets for reportable segments	$47,465	$44,892
Elimination of intercompany receivables	(10,871)	(10,708)
Total consolidated assets	$36,594	$34,184

6.	COMMITMENTS AND CONTINGENCIES

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

The Company periodically is subject to claims or involved in legal proceedings arising in the normal course of business. At March 31, 2012, management believes that the resolution of any pending claims or legal proceedings will not have a material impact on the consolidated financial statements.

7.	SUBSEQUENT EVENT

On May 4, 2012, Minnesota Governor Mark Dayton signed legislation approved by the Minnesota Legislature that amended laws governing the Company’s Card Casino. The amendments, which were effective immediately, will increase the Company’s flexibility to operate its Card Casino which should lead to increased revenues, as well as increased purses for live races at Canterbury Park’s Racetrack.

As amended, the law authorizes the Company to increase the number of tables in its Card Casino from 50 to 80 and increases the poker bet limit from $60 to $100. It also removes limits on the number of poker tournaments the Company can conduct, as well as limits on the number of tables used in poker tournaments. In addition, it allows Canterbury to conduct “banked” card games, in which customers play against the house, along with the unbanked games it currently conducts. In a separate provision, the amended law establishes a framework for the possible implementation of pari-mutuel simulcasting of horse races conducted at Canterbury and other racetracks to Tribal casinos in Minnesota.

Implementation of the amended law will occur in stages. Initially, the Company plans to increase the number of tables hosting live play from 50 to 60, the Card Casino’s current capacity, to accommodate customers during peak periods. Additional expansion, higher betting limits and expanded poker tournaments will be implemented based on market demand. While it will take some time to determine the incremental revenue and purse enhancements from the amended law, management believes it will enable the Company to better meet customer demand and grow Card Casino revenues.

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

The Card Casino at Canterbury Park currently hosts “unbanked” card games in which players compete against each other and not against the house. In addition, changes to this law governing Card Casino operations will enable us to begin offering banked games in the future. The Card Casino is open twenty-four hours a day, seven days a week. Under Minnesota law, the Company is required to pay up to 14% of gross Card Casino revenues to the Racetrack’s purse fund and the State of Minnesota Breeders’ Fund.

The Company also generates revenues from other activities such as parking and admission fees and from the sale of food and beverage, programs and other racing publications, and corporate sponsorships. Additional revenues are derived from the use of the Racetrack facilities for special events such as concerts, craft shows and other events.

Operations Review for the Three Months Ended March 31, 2012 and March 31, 2011:

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA (defined below), which is a non-GAAP measure, for the periods ended March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
Net income	$532,504	$210,555
Other income, net of interest expense	(1,114)	(1,353)
Income tax expense	473,569	427,766
Depreciation	473,580	460,500
EBITDA	$1,478,539	$1,097,468

EBITDA represents earnings before interest income, income tax expense, and depreciation and amortization. EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles (“GAAP”), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance or cash flows from operating activities as a measure of liquidity. EBITDA has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry. Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do.

EBITDA as a percentage of net revenues was 15.4% for the first quarter ended March 31, 2012 compared to 13.2% for the first quarter ended March 31, 2011. This change was due to the increase in net income and related income tax expense as compared to the 2011 first quarter.

Total net revenues increased $1,300,900, or 15.7%, during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase is primarily attributable to an increase in Card Casino revenue of 16.8%, an increase in pari-mutuel revenue of 5.5%, and an increase in concessions revenue of 29.0%. See below for a further discussion of revenue.

Summary of Pari-mutuel Data:

	Three Months Ended March 31,
	2012	2011

Simulcast racing days	91	90

On-track simulcast handle	$8,033,000	$7,539,000

Average daily handle	$88,300	$83,800

Pari-mutuel revenue increased $92,081, or 5.5%, in the three-month period ended March 31, 2012 compared to the same period in 2011. Total handle was approximately $8.0 million, or 6.6%, higher than total handle of $7.5 million during the same quarter a year ago. The increase is primarily attributable to unusually mild weather in the first quarter of 2012 compared to inclement weather during the first quarter of 2011, when Minnesota experienced one of the snowiest winters on record which discouraged customers from coming to the track and wagering. Similar harsh weather in other parts of the United States in the first quarter of 2011 caused the cancellation of a significant number of races at racetracks simulcasting their signal to our racetrack as compared to mild weather experienced during the first quarter of 2012 around the country, resulting in minimal cancellations of races at racetracks simulcasting their signal to our racetrack.

Summary of Card Casino Data:

	Three Months Ended March 31,
	2012	2011

Poker Games	$2,776,000	$2,603,000
Table Games	3,111,000	2,476,000
Total Collection Revenue	5,887,000	5,079,000

Other Revenue	656,000	522,000
Total Card Casino Revenue	$6,543,000	$5,601,000

Number of Days Offered	91	90
Average Revenue per Day	$72,000	$62,000

Total Card Casino revenue increased $942,271, or 16.8%, for the first three months of 2012 compared to the same period in 2011. The primary source of Card Casino revenue is a percentage of the wagers received from the players as compensation for providing the card room facility and services, referred to as the “collection revenue.” Other revenue includes fees collected for the administration of tournaments, and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds. Poker collection revenue increased $173,695, or 6.7%, compared to the first quarter of 2011. The Company believes that the year-over-year increase is attributable to both the unusually mild weather experienced during the first quarter of 2012 and reduced Internet betting because of a ban on Internet poker that began on April 15, 2011. Table games collection revenue increased $634,450, or 25.6%, compared to the first three months of 2011. The Company believes this increase was primarily due to a strengthening economy that encouraged increased interest in card play and the unusually mild weather described above. Total Card Casino revenues represented 68.1% and 67.4% of net revenues for the three-month periods ended March 31, 2012 and 2011, respectively.

Concession revenues increased $209,673, or 29.0%, for the quarter ended March 31, 2012 compared to the same quarter in 2011. The increase is primarily attributable to the return of snowmobile racing that occurred in January of 2012. Also, the unusually mild weather experienced during the first quarter of 2012 resulted in more concession sales.

Total operating expenses in the first quarter of 2012 increased by $932,909, or 12.2%, compared to the three-month period ended March 31, 2011. See below for a further discussion of operating expenses.

Summary of Purse and Breeders’ Fund Expense:

	Purse Expense		Minnesota Breeders’ Fund Expense
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011

Card Casino	$608,427	$504,072	$67,603	$56,008

Simulcast Racing	313,304	301,835	92,326	86,980

Total	$921,731	$805,907	$159,929	$142,988

Due to the increases in pari-mutuel and Card Casino revenues, total expense for statutory purses and the Minnesota Breeders’ Fund increased 14.0%, to approximately $1,082,000, for the quarter ended March 31, 2012 compared to $949,000 for the quarter ended March 31, 2011.

Salary and benefit costs increased $476,973, or 12.9%, compared to the first quarter of 2011. The increase was partially due to supporting the increased revenue from all revenue categories during the first quarter and increased salary and benefit costs as compared to the first quarter of 2011 when a wage freeze was in effect.

Cost of sales increased $70,417, or 15.2%, compared to the first quarter of 2011. The increase was due to the increase in concessions revenue and increases in overall food costs that occurred during the first quarter of 2012.

Advertising and marketing costs increased $93,264, or 90.9%, compared to the first quarter of 2011 primarily as a result of increased radio and billboard expenditures emphasizing the Card Casino during the first quarter of 2012.

Income before income taxes was $1,006,073, for the three months ended March 31, 2012 compared to $638,321 for the three months ended March 31, 2011. Income tax expense was $473,569 for the first quarter of 2012 compared to $427,766 for the first quarter of 2011, resulting in net income of $532,504 and $210,555 for 2012 and 2011, respectively. The effective income tax rate for 2012 is higher than the statutory rate primarily due to non-deductible lobbying expenses incurred to support the Company’s effort to obtain video gaming devices at the Racetrack.

Contingencies:

There have been no material changes in the contingencies reported under Item 7 in our Annual Report on Form 10-K for our year ended December 31, 2011 and such information is incorporated herein by reference.

Liquidity and Capital Resources:

Cash provided by operating activities for the three months ended March 31, 2012 was $2,280,434 and was due to several factors. First, the Company reported net income of $532,504. Additionally, the Company recorded depreciation of $473,580. Card Casino accruals also increased $464,719, which was primarily due to the increase in our player pool related to increased table game activity. A final factor contributing to the net cash provided by operating activities for the first quarter of 2012 was the increase in accounts payable and accrued wages and payroll taxes of $713,525, due primarily to an increase in deferred revenue related to corporate partnerships that run the duration of our live race meet. Cash provided by operating activities for the three months ended March 31, 2011 was $1,655,368 and was due to several factors. First, the Company reported net income of $210,555. Additionally, the Company recorded depreciation of $460,500. Card Casino accruals also increased $263,456, which was primarily due to the increase in our player pool related to increased table game activity. A final factor contributing to the net cash provided by operating activities for the first quarter of 2011 was the increase in deferred income tax liability of $316,500.

Net cash used in investing activities for the first quarter of 2012 of $119,772 was used primarily for a variety of equipment purchases. Net cash used in investing activities for the first quarter of 2011 of $162,725 was used primarily for the purchase of short-term investments.

Net cash provided by financing activities during the first three months of 2012 consisted of purchases of stock through the Employee Stock Purchase Plan and proceeds received upon the exercise of stock options of $80,589 and the related tax benefit of $19,144 from the exercise of those options. Net cash provided by financing activities during the first three months of 2011 consisted of proceeds received upon the exercise of stock options of $24,066 and the related tax benefit of $7,100 from the exercise of those options.

The Company has a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000 until May 5, 2013 with interest at the prime rate but not less than 4.5% per annum. The Company had no borrowings under the line of credit at March 31, 2012 or December 31, 2011. This credit agreement contains covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements at all times throughout the quarter ended March 31, 2012.

Unrestricted cash balances at March 31, 2012 were $10,529,174 compared to $8,268,779 at December 31, 2011. The Company believes that funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2012 for regular operations.

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

Our significant accounting policies are included in Note 1 to our consolidated financial statements in our 2011 Annual Report on Form 10-K. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 61.3% of our total assets at March 31, 2012. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected future net cash flows. Should the sum of the related expected future net cash flows be less than the carrying value, we will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. We have determined that no impairment of these assets exists at March 31, 2012.

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

Commitments and Contractual Obligations:

There have been no material changes in our outstanding commitments and contractual obligations since those reported at December 31, 2011.

Legislation:

On May 4, 2012, Minnesota Governor Mark Dayton signed legislation approved by the Minnesota Legislature that amended laws governing the Company’s Card Casino. The amendments, which were effective immediately, will increase the Company’s flexibility to operate its Card Casino which should lead to increased revenues, as well as increased purses for live races at Canterbury Park’s Racetrack.

As amended, the law authorizes the Company to increase the number of tables in its Card Casino from 50 to 80 and increases the poker bet limit from $60 to $100. It also removes limits on the number of poker tournaments the Company can conduct, as well as limits on the number of tables used in poker tournaments. In addition, it allows Canterbury to conduct “banked” card games, in which customers play against the house, along with the unbanked games it currently conducts. In a separate provision, the amended law establishes a framework for the possible implementation of pari-mutuel simulcasting of horse races conducted at Canterbury and other racetracks to Tribal casinos in Minnesota.

Implementation of the amended law will occur in stages. Initially, the Company plans to increase the number of tables hosting live play from 50 to 60, the Card Casino’s current capacity, to accommodate customers during peak periods. Additional expansion, higher betting limits and expanded poker tournaments will be implemented based on market demand. While it will take some time to determine the incremental revenue and purse enhancements from the amended law, management believes it will enable the Company to better meet customer demand and grow Card Casino revenues.

The Company’s efforts to obtain legislative approval for slot machines to be operated at the Racetrack (a business model that is generally called a “Racino”) have required, and will continue to require, substantial expenditures. Due to the inherent uncertainty of the outcome of legislative activities, there can be no assurance that any bills favorable to the Company’s interests will be enacted into law, and it is possible bills adverse to the Company could be enacted.

Forward-Looking Statements:

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future financial performance, business activities or plans which are typically preceded by the words “believes,” “expects,” “anticipates,” “intends” or similar expressions. For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could cause actual performance, activities or plans to differ significantly from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: fluctuations in attendance at the Racetrack, material changes in the level of wagering by patrons, decline in interest in the unbanked card games offered in the Card Casino, legislative and regulatory changes, the impact of wagering products and technologies introduced by competitors; increases in the percentage of revenues allocated for purse fund payments; increase in compensation and employee benefit costs; the economic health of the gaming sector; higher than expected expense related to new marketing initiatives; and other factors discussed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011 and in the Company’s other filings with the Securities and Exchange Commission.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended March 31, 2012 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors reported under Item 1A in the Form 10-K for the year ended December 31, 2011, and the statement of risk factors presented therein are incorporated by reference herein.

Item 2.	Unregistered Sales of Equity

(a)	Not Applicable.
(b)	Not Applicable.
(c)	On January 16, 2008, the Company announced that its Board of Directors had authorized a program to repurchase up to an additional 250,000 shares of the Company’s common stock. During the first quarter of 2012, the Company did not repurchase any shares of common stock. As of March 31, 2012, there are 33,457 shares at maximum that the Company may buy back as a result of this repurchase program.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

(a)	The following exhibits are included herein:

11	Statement re computation of per share earnings – See Net Income Per Share under Note 1 of Notes to Condensed Consolidated Financial Statements under Part 1, Item 1, which is incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: May 15, 2012	/s/ Randall D. Sampson
Randall D. Sampson, President, and Chief Executive Officer

Dated: May 15, 2012	/s/ David C. Hansen
David C. Hansen, Vice President, and Chief Financial Officer

