Form 10-Q
period 2012-06-30
CANTERBURY PARK HOLDING CORP
filed 2012-08-14
CIK 926761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number: 001-31569

CANTERBURY PARK HOLDING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1775532
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or	Identification No.)
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

The Company had 4,144,000 shares of common stock, $.01 par value, outstanding as of August 13, 2012.

Canterbury Park Holding Corporation

PART 1 - FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 AND DECEMBER 31, 2011 (Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash	$9,490,071	$8,268,779
Restricted cash	2,515,514	1,146,163
Short-term investments	202,626	201,669
Accounts receivable, net of allowance of $27,773	859,037	540,167
Inventory	292,420	183,122
Prepaid expenses	962,855	682,404
Deferred income taxes	612,100	315,200
Income taxes receivable	144,010	—
Due from Minnesota horsemen associations	—	44,372
Total current assets	15,078,633	11,381,876

LONG-TERM ASSETS
Deposits	26,400	26,400
Land, buildings and equipment, net of accumulated depreciation of $21,180,077 and $20,364,053, respectively	22,704,802	22,776,115
	$37,809,835	$34,184,391

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,296,393	$2,432,818
Card Casino accruals	1,337,167	1,314,173
Accrued wages and payroll taxes	870,483	775,256
Due to MHBPA	61,128	158,616
Accrued property taxes	609,229	606,252
Income taxes payable	—	97,000
Dividend payable	1,035,475	—
Payable to horsepersons	64,251	17,745
Total current liabilities	9,274,126	5,401,860

LONG-TERM LIABILITIES
Deferred income taxes	1,312,600	1,309,000
Stock appreciation rights	117,226	—

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,141,898 and 4,101,701, respectively, shares issued and outstanding	41,419	41,017
Additional paid-in capital	16,714,925	16,413,468
Retained earnings	10,349,539	11,019,046
Total stockholders’ equity	27,105,883	27,473,531
	$37,809,835	$34,184,391

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
PERIODS ENDED JUNE 30, 2012 AND 2011 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
OPERATING REVENUES:
Pari-mutuel	$3,095,486	$3,055,969	$4,871,317	$4,739,719
Card Casino	6,050,038	6,132,831	12,593,111	11,733,633
Concessions	1,796,079	1,638,580	2,728,873	2,361,701
Other	1,075,935	901,078	1,473,431	1,238,587
Total Revenues	12,017,538	11,728,458	21,666,732	20,073,640
Less: Promotional Allowances	(53,454)	(62,938)	(93,938)	(100,310)
Net Revenues	11,964,084	11,665,520	21,572,794	19,973,330

OPERATING EXPENSES:
Purse expense	1,829,069	1,782,164	2,750,800	2,588,071
Minnesota Breeders’ Fund	234,719	233,027	394,648	376,015
Other pari-mutuel expenses	468,686	467,756	821,510	773,282
Salaries and benefits	5,174,074	4,899,306	9,361,649	8,609,908
Cost of sales	985,897	915,613	1,520,941	1,380,240
Depreciation	411,000	476,730	884,580	937,230
Utilities	276,129	311,003	502,939	545,541
Advertising and marketing	484,470	423,161	680,282	525,709
Other operating expenses	2,393,390	2,182,259	3,943,836	3,625,865
	12,257,434	11,691,019	20,861,185	19,361,861

(LOSS) INCOME FROM OPERATIONS	(293,350)	(25,499)	711,609	611,469

NONOPERATING (EXPENSES) REVENUES:
Interest expense	—	(587)	—	(593)
Other, net	2,225	1,264	3,339	2,623
	2,225	677	3,339	2,030

(LOSS) INCOME BEFORE INCOME TAXES	(291,125)	(24,822)	714,948	613,499

INCOME TAX BENEFIT (EXPENSE)	124,589	(323,234)	(348,980)	(751,000)

NET (LOSS) INCOME	$(166,536)	$(348,056)	$365,968	$(137,501)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,115,771	4,066,539	4,113,901	4,067,743

WEIGHTED AVERAGE NUMBER OF DILUTIVE SHARES OUTSTANDING	4,115,771	4,066,539	4,162,094	4,067,743

BASIC NET (LOSS) INCOME PER COMMON SHARE	$(.04)	$(.09)	$.09	$(.03)

DILUTED NET (LOSS) INCOME PER COMMON SHARE	$(.04)	$(.09)	$.09	$(.03)

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED JUNE 30, 2012 AND 2011 (Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating Activities:
Net income (loss)	$365,968	$(137,501)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	884,580	937,230
Stock-based compensation expense	91,558	132,750
(Decrease) increase in deferred income taxes	(293,300)	205,200
Tax benefit from exercise of stock options	27,289	25,900
Changes in operating assets and liabilities:
Increase in restricted cash	(1,369,351)	(1,329,973)
Increase in accounts receivable	(318,870)	(263,325)
Increase in other current assets	(389,749)	(379,817)
(Decrease) increase in income taxes payable	(268,299)	493,999
Increase in accounts payable and accrued wages and payroll taxes	2,899,089	3,010,184
Increase in Card Casino accruals	22,994	350,333
Increase in stock appreciation rights	117,226	—
Increase in accrued property taxes	2,977	16,965
Increase in payable to horsepersons	46,506	26,260
Decrease in due to MHBPA	(53,116)	(41,834)
Net cash provided by operating activities	1,765,502	3,046,371

Investing Activities:
Additions to buildings and equipment	(753,553)	(348,465)
Proceeds from sale of assets	—	1,000
Proceeds from redemption of investments	—	29,430
Purchase of investments	(957)	(100,000)
Net cash used in investing activities	(754,510)	(418,035)

Financing Activities
Proceeds from issuance of common stock	183,011	199,595
Tax benefit from exercise of stock options	27,289	25,900
Net cash provided by financing activities	210,300	225,495

Net increase in cash	1,221,292	2,853,831

Cash at beginning of period	8,268,779	5,451,462

Cash at end of period	$9,490,071	$8,305,293

Supplemental disclosure of noncash investing and financing activities:
Additions to buildings and equipment funded through accounts payable	$88,999	$4,119
Proceeds from issuance of common stock funded through shares swapped	$—	$210,470
Dividend declared	$1,035,475	$—

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$856,000	$—

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED JUNE 30, 2012 AND 2011 (Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of Canterbury Park Holding Corporation as of June 30, 2012 and December 31, 2011, the results of its operations for the three and six months ended June 30, 2012 and 2011 and the results of its cash flows for the six months ended June 30, 2012 and 2011. The condensed consolidated balance sheet as of December 31, 2011 was derived from the audited financial statements. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Results for an interim period are not necessarily indicative of results for a full year.

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

Short-term Investments – Securities are classified as held to maturity when the Company has the positive intent and ability to hold them to maturity, and are measured at amortized cost. At June 30, 2012 and December 31, 2011, all investments were classified as held-to-maturity. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in earnings. Short-term investments consist of certificates of deposits at June 30, 2012 and December 31, 2011. Amortized cost approximated fair value for both periods.

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

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) – The Minnesota Pari-mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from card room operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, approximately $2,575,000 and $2,425,000 for the six-month periods ending June 30, 2012 and 2011, respectively, related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company.

Impairment of Long-Lived Assets – Management of the Company periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected future net cash flows. Should the sum of the related expected future net cash flows be less than the carrying value, management will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. Management has determined that no impairment of these assets exists at June 30, 2012.

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

Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to reverse. The effective income tax rate for 2012 is higher than the statutory rate primarily due to non-deductible lobbying expenses.

Interest and penalties associated with uncertain income tax positions are presented in income tax expense. During the three months ended June 30, 2012 and 2011, we did not recognize any expense related to interest and penalties. Additionally, we do not have any amounts accrued at June 30, 2012 for the payment of interest and penalties.

2.	STOCK BASED COMPENSATION

Stock based compensation is recorded at fair value as of the date of grant and included in the salaries and benefits expense line item on the consolidated statements of operations and amounted to $91,558 and $132,750 during the six months ended June 30, 2012 and 2011, respectively.

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

Pursuant to Board action taken on April 15, 2011 and shareholder approval on June 2, 2011, the Company’s Stock Plan was amended to authorize annual grants of restricted stock or stock options, or both, as determined by the Board, and, pursuant to the amended Stock Plan, on June 2, 2011, 1,000 shares of restricted stock were granted to each of the five non-employee members of the Board of Directors. The restricted stock vested 100% after one year and is subject to restrictions on resale for an additional year. The compensation cost associated with the total grant of 5,000 shares was $73,300 that was recognized as expense over the one-year vesting period. Also pursuant to the amended Stock Plan, on June 7, 2012, 2,364 shares of restricted stock were granted to each of the five non-employee members of the Board of Directors. The restricted stock will vest 100% after one year and will be subject to restrictions on resale for an additional year. The compensation cost associated with the total grant of 11,820 shares is $149,996 that will be recognized as expense over the one-year vesting period.

On September 8, 2011, 54,250 shares of deferred stock awards were granted to employees with a price per share equal to the market price on the date of grant of $9.27. The issuance of these deferred stock awards is contingent upon the Company obtaining legislation authorizing the operation of a Racino at Canterbury Park on or before December 31, 2012 and the Racino opens for business to the public pursuant to such legal authority by December 31, 2014. The Company believes the likelihood of this event to be remote due to the signing of the Cooperative Marketing Agreement as noted in Note 7.

The number of shares that may be issued pursuant to options and restricted stock granted and the weighted average fair value during the periods presented were:

	Six Months Ended
	June 30, 2012		June 30, 2011
	Grant	Weighted Average Fair Value Per Share	Grant	Weighted Average Fair Value Per Share

Board stock options	—	—	15,000	$6.25
Board restricted stock	11,820	$12.69	5,000	$14.66

Total shares	11,820		20,000

The fair value of stock options granted under the Company’s 1994 Stock Plan during the first six months of 2011 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results; no stock options were granted during the first six months of 2012:

2011
Expected dividend yield	0.00%
Expected weighted-average volatility	50%
Risk-free interest rate	2.02%
Expected term of stock options (in years)	5.5
Fair value of stock options on grant date	$93,750

A summary of stock option activity as of June 30, 2012 and changes during the six months then ended is presented below:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Grant Date Fair Value

Outstanding at January 1, 2012	318,002	$9.21

Granted	—	—
Exercised	(19,750)	$7.23
Expired/Forfeited	—	—

Outstanding at June 30, 2012	298,252	$10.06	5.8 Years	$3,000,852

Exercisable at June 30, 2012	246,752	$10.57	5.6 Years	$2,607,492

A summary of stock option activity as of June 30, 2011 and changes during the six months then ended is presented below:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Grant Date Fair Value

Outstanding at January 1, 2011	368,437	$9.21

Granted	15,000	$13.30
Exercised	(59,935)	$6.84
Expired/Forfeited	(3,250)	$7.23

Outstanding at June 30, 2011	320,252	$9.86	6.7 Years	$3,157,726

Exercisable at June 30, 2011	212,877	$10.67	5.8 Years	$2,272,021

Employee Stock Ownership Plan – Prior to 2008, the Company contributed shares of its common stock to its Employee Stock Ownership Plan (the “ESOP”). However, no contributions have been made from January 1, 2008 to date, and the Company has not taken any action to reinstate contributions to the ESOP.

Employee Stock Purchase Plan – On April 3, 1995, the Board of Directors adopted an Employee Stock Purchase Plan (the “ESPP”). Pursuant to Board action taken in September 2011, the ESPP was amended to consist of three-month phases. The plan issued 2,096 shares during the second quarter of 2012. The plan did not issue any shares during the second quarter of 2011. The ESPP has issued a total of 248,262 shares since its inception. Pursuant to Board action taken on June 2, 2012, and effective during the third quarter of 2012, the discount offered to employees as part of the ESPP was raised 5% to 10%.

Stock Appreciation Rights (“SARs”)

As part of the Cooperative Marketing Agreement (the “Agreement”) discussed in Note 7, on June 14, 2012, the Company signed a Stock Appreciation Rights Agreement (the “SAR Agreement”) and issued SARs to non-employees. The SAR Agreement granted rights to non-employees to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties. Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30. Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in 2013. The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over the grant price. SARs have no effect on dilutive shares or shares outstanding as any appreciation of the Company’s common stock value over the grant price is paid in cash and not in common stock. The SAR Agreement and all rights granted expire on December 31, 2022.

The fair value of SARs is revalued (mark-to-market) each reporting period using the Black-Scholes valuation model based on the Company’s period-end stock price. The expected term of the SARs granted is based on the contractual term. Expected volatility is based on the historical volatility of the Company’s stock for the length of time corresponding to the expected term of the SARs. The expected dividend yield is based on the Company’s historical dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the reporting date for the length of time corresponding to the expected term of the SARs.

The following weighted-average assumptions were used in calculating the fair value of SARs granted during the three-month period ended June 30, 2012, using the Black-Scholes valuation model; no SARs were granted during the three and six-month periods ended June 30, 2011:

Three Months Ended June 30, 2012
Expected dividend yield	0.00%
Expected weighted-average volatility	48.0%
Risk-free interest rate	1.67%
Expected term of SARs (in years)	10.55

There were no exercises during the three and six-month periods ended June 30, 2012. The total fair value of SARs vested during the three and six-month periods ended June 30, 2012 was $117,226. This expense was recorded as a component of other pari-mutuel expenses due to the nature of the Agreement. In the future, changes in the fair value of these SARs will also be recorded to this expense.

Changes to the Company’s non-vested SARs during the six-month period ended June 30, 2012, are as follows:

	SARs	Fair Value (*)
Non-vested SARs at December 31, 2011	—	—
Granted	165,000	$6.09
Vested	(15,000)	$6.09
Cancellations	—	—
Non-vested SARs at June 30, 2012	150,000	$6.09

*Weighted-average

3.	EARNINGS PER SHARE COMPUTATIONS

Basic net income per common share is based on the weighted average number of common shares outstanding during each period. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s potential common shares outstanding are stock options. Options to purchase 119,500 shares of common stock at an average price of $14.36 per share were outstanding but not included in the computation of diluted earnings per share for both the three and six-month periods ending June 30, 2012 because the options were out of the money at June 30, 2012. Options to purchase 29,500 shares of common stock at an average price of $16.94 per share were outstanding but not included in the computation of diluted earnings per share for both the three and six-month periods ending June 30, 2011 because the options were out of the money at June 30, 2011. Weighted average shares of 50,294 were considered anti-dilutive and excluded from the computation of common equivalent shares for the three month period ended June 30, 2012, as the Company reported a loss for that period. Additionally, weighted average shares of 51,667 and 59,397 were considered anti-dilutive and excluded from the computation of common equivalent shares for the three and six-month period ended June 30, 2011, as the Company reported a net loss for those periods.

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the three and six-month periods ending June 30, 2012 and 2011:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net (loss) income (numerator) amounts used for basic and diluted per share computations:	$(166,536)	$(348,056)	$365,968	$(137,501)

Weighted average shares (denominator) of common stock outstanding:
Basic	4,115,771	4,066,539	4,113,901	4,067,743
Plus dilutive effect of stock options	—	—	48,193	—
Diluted	4,115,771	4,066,539	4,162,094	4,067,743

Net (loss) income per common share:
Basic	$(.04)	$(.09)	$.09	$(.03)
Diluted	(.04)	(.09)	.09	(.03)

4.	GENERAL CREDIT AGREEMENT

The Company has a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000. On May 6, 2012, the Company signed an amendment with Bremer Bank extending the expiration date from May 8, 2012 to May 5, 2013, while keeping previous provisions intact. The Company had no borrowings under this credit line at June 30, 2012 and December 31, 2011. The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements as of June 30, 2012. The Company believes that unrestricted funds available in its cash accounts, funds available under this line of credit, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2012.

5.	OPERATING SEGMENTS

During the first six months of 2012 and 2011, the Company had three reportable operating segments: horse racing, Card Casino, and concessions. The horse racing segment primarily represents simulcast and live horse racing operations. The Card Casino segment primarily represents operations of Canterbury Park’s Card Casino, and the concessions segment primarily represents food and beverage operations provided during simulcast and live racing, in the Card Casino, and during special events. The Company’s reportable operating segments are strategic business units that offer different products and services. They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services. The Minnesota Racing Commission regulates the horse racing and Card Casino segments.

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

The following tables provide information about the Company’s operating segments (in 000’s):

	Six Months Ended June 30, 2012
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$6,246	$12,593	$2,734	$21,573

Intersegment revenues	249	—	733	982

Net interest income	3	—	—	3

Depreciation	526	294	65	885

Segment (loss) income before income taxes	(975)	1,822	357	1,204

	At June 30, 2012
Segment Assets	$34,599	$2,560	$11,818	$48,977

	Six Months Ended June 30, 2011
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$5,873	$11,734	$2,366	$19,973

Intersegment revenues	156	—	700	856

Net interest income	2	—	—	2

Depreciation	563	294	80	937

Segment (loss) income before income taxes	(946)	1,705	219	978

	At December 31, 2011
Segment Assets	$30,832	$2,838	$11,222	$44,892

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Six Months Ended June 30,
	2012	2011
Revenues
Total net revenue for reportable segments	$22,555	$20,829
Elimination of intersegment revenues	(982)	(856)
Total consolidated net revenues	$21,573	$19,973

Income before income taxes
Total segment income before income taxes	$1,204	$978
Elimination of intersegment income before income taxes	(489)	(365)
Total consolidated income before income taxes	$715	$613

	June 30, 2012	Dec. 31, 2011
Assets
Total assets for reportable segments	$48,977	$44,892
Elimination of intercompany receivables	(11,167)	(10,173)
Total consolidated assets	$37,810	$34,719

6.	COMMITMENTS AND CONTINGENCIES

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

Additionally, if the Company breaches certain obligations as a result of the Cooperative Marketing Agreement that became effective on June 15, 2012, the Company will be forced to repay various amounts (depending on the breach).

The Company periodically is subject to claims or involved in legal proceedings arising in the normal course of business. At June 30, 2012, management believes that the resolution of any pending claims or legal proceedings will not have a material impact on the consolidated financial statements.

7.	COOPERATIVE MARKETING AGREEMENT

On June 4, 2012, Canterbury Park Holding Corporation (the “Company”) entered into a Ten-Year Cooperative Marketing Agreement (“Agreement”) with the Shakopee Mdewakanton Sioux Community (“SMSC”), a federally recognized Indian tribe. The primary purpose of the Agreement is to increase purses paid during live horse racing at the Canterbury Park racetrack. Under the terms of the Agreement, SMSC will make purse enhancement payments in order to strengthen Minnesota’s horse industry. Under the Agreement, SMSC has agreed to contribute $2.7 million for purse enhancements in 2012 and, after 2012, the additional amounts listed below.

In addition, the Company and SMSC have also agreed to partner in joint marketing efforts for their mutual benefit, including events, cross promotions, cooperative poker tournaments, shared promotions and player benefits and signage. Under the agreement, SMSC has agreed to pay the Company an additional $300,000 for 2012 marketing purposes and, after 2012, the additional amounts listed below.

After 2012, under the Agreement, SMSC has agreed to make the following purse enhancement and marketing payments in the years 2013 through 2022:

Year	Purse Enhancement	Marketing Payment
2013	5,300,000	600,000
2014	5,840,000	660,000
2015	6,434,000	726,000
2016	7,087,400	798,600
2017	7,806,140	878,460
2018	8,000,000	900,000
2019	8,000,000	900,000
2020	8,000,000	900,000
2021	8,000,000	900,000
2022	8,000,000	900,000

The Company will not receive any part of any purse enhancement payment. As the Company will not directly be handling these funds, there will be no impact on the Company’s financial statements.

The amounts earned from the marketing payments will be recorded as a component of other revenue and the related expenses will be recorded as a component of marketing and advertising expense in the Company’s financial statements. For the period ended June 30, 2012, the Company did not earn any revenues and did not incur any expenses related to the 2012 marketing payment.

As part of the Agreement, on June 14, 2012, the Company signed a Stock Appreciation Rights Agreement (the “SAR Agreement”) and issued stock appreciation rights to SMSC. The SAR Agreement granted rights to SMSC to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties. Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30. Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in 2013. The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over the grant price. The SAR Agreement and all rights granted expire on December 31, 2022. The liability related to these stock appreciation rights is recorded as a long-term liability and the Company will recognize the expense related to these stock appreciation rights as a component of other operating expenses due to the nature of the agreement. During the period ended June 30, 2012, the Company recognized $117,226 of expense related to these stock appreciation rights. In the future, changes in the fair value of these stock appreciation rights will increase or decrease the stock appreciation rights liability, and the Company will recognize additional expense or income related to these changes.

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

          The Card Casino at Canterbury Park currently hosts “unbanked” card games in which players compete against each other and not against the house. In addition, changes to the law governing Card Casino operations will enable us to begin offering banked games in the future. The Card Casino is open twenty-four hours a day, seven days a week. Under Minnesota law, the Company is required to pay up to 14% of gross Card Casino revenues to the Racetrack’s purse fund and the State of Minnesota Breeders’ Fund.

          The Company also generates revenues from other activities such as parking and admission fees and from the sale of food and beverage, programs and other racing publications, and corporate sponsorships. Additional revenues are derived from the use of the Racetrack facilities for special events, such as concerts and craft shows.

Operations Review for the Three and Six Months Ended June 30, 2012 and June 30, 2011:

          The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA (defined below), which is a non-GAAP measure, for the six month periods ended June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011
Net income (loss)	$365,968	$(137,501)
Interest income, net of interest expense	(3,339)	(2,030)
Income tax expense	348,980	751,000
Depreciation	884,580	937,230
EBITDA	$1,596,189	$1,548,699

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

          EBITDA as a percentage of net revenues was 7.4% for the first six months ended June 30, 2012, as compared to 7.8% for the first six months ended June 30, 2011.

          Total net revenues increased $1,599,464, or 8.0%, during the six months ended June 30, 2012 compared to the six months ended June 30, 2011, and increased $298,564, or 2.6%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The six month improvement was due primarily to an increase in Card Casino revenues of 7.3%, an increase in pari-mutuel revenues of 2.8% and an increase in concessions revenue of 15.5% compared to the same period in the prior year. The three month increase represented an increase in pari-mutuel revenues of 1.3% and an increase in concessions revenues of 9.6% offset by a reduction of 1.3% in Card Casino revenues for the three months ended June 30, 2012 compared to the same period in the prior year. See below for a further discussion of revenue.

Summary of Pari-mutuel Data:

	Six Months Ended June 30,
	2012	2011
Racing Days
Simulcast only	158	159
Live and Simulcast	24	22
Total Number of Racing Days	182	181

On-Track Handle
Simulcast racing handle on simulcast only days	$13,853,000	$13,912,000
Live and Simulcast days:
Live racing handle	4,279,000	3,755,000
Simulcast racing handle	3,894,000	3,633,000
Total On-Track Handle	22,026,000	21,300,000

Out-of-State Live Handle	5,197,000	4,321,000

Total Handle	$27,223,000	$25,621,000

On-Track Average Daily Handle
Simulcast only racing days	$87,677	$87,497
Live and simulcast racing days	$340,542	$335,818

          Pari-mutuel revenues increased $131,598, or 2.8%, in the six-month period ended June 30, 2012 compared to the same period in 2011, and increased $39,517, or 1.3%, for the three-month period ended June 30, 2012 compared to the same period in 2011. Total handle wagered for the first half of 2012 was up $1,602,000, or 6.3%, compared to the same period last year. The six-month increase is primarily attributable to unusually mild weather in the first quarter of 2012 compared to inclement weather during the first quarter of 2011, when Minnesota experienced one of the snowiest winters on record which discouraged customers from coming to the track and wagering. Similar harsh weather in other parts of the United States in the first quarter of 2011 caused the cancellation of a significant number of races at racetracks simulcasting their signal to our racetrack. The three-month increase is primarily attributable to the Company scheduling two more live race days in the 2012 second quarter, which contributed to an increase in live meet handle compared to the same period in 2011.

Summary of Card Casino Data:

	Six Months Ended June 30,
	2012	2011
Poker Games	$5,205,000	$5,237,000
Table Games	6,164,000	5,367,000
Total Collection Revenue	11,369,000	10,604,000

Other Revenue	1,224,000	1,130,000
Total Card Casino Revenue	$12,593,000	$11,734,000

Number of Days Offered	182	181
Average Revenue per Day	$69,192	$64,829

          Total Card Casino revenue increased $859,478, or 7.3%, for the first six months of 2012 and decreased $82,793, or 1.3%, for the second quarter of 2012 compared to the same periods in 2011. The primary source of Card Casino revenue is a percentage of the wagers received from the players as compensation for providing the Card Casino facility and services, which is referred to as the “collection revenue.” Other revenue includes fees collected for the administration of tournaments, and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds. Poker collection revenue during the first six months of 2012 remained relatively stable, decreasing $31,487, or 0.6%, compared to the first six months of 2011, and also decreased $205,182, or 7.8%, for the quarter ended June 30, 2012 compared to the same period in 2011. The Company believes that the decrease is largely attributable to the ban on Internet poker that began on April 15, 2011 which resulted in increased play during the second quarter of 2011 which has since subsided. Table games collection revenue increased $796,933, or 14.8%, compared to the first half of 2011 and $162,484, or 5.6%, for the quarter ended June 30 compared to the same period in 2011. The Company believes these increases are primarily due to a strengthening economy that encouraged increased interest in card play and the unusually mild weather in 2012 described above. Total Card Casino revenues represented 58.4% and 50.6% of net revenues for the six-month and three-month periods ended June 30, 2012, respectively. The second quarter percentage is usually lower in every calendar year due to substantially increased revenue from live racing.

          Concession revenues increased $367,172, or 15.5%, for the first six months of 2012 and $157,499, or 9.6%, for the second quarter of 2012 compared to the same periods in 2011. The increases are primarily attributable to an additional two days of live racing conducted in the second quarter of 2012 compared to 2011, which also contributed to an increase in concession sales.

          Total operating expenses increased $1,499,324, or 7.7%, and $566,415, or 4.8%, for the six-month and three-month periods ended June 30, 2012, respectively, compared to the same period in the prior year. See below for a further discussion of operating expenses.

Summary of Purse and Breeders’ Fund Expense:

	Purse Expense		Minnesota Breeders’ Fund Expense

	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Card Casino	$1,371,000	$1,263,000	$152,000	$140,000

Simulcast Horse Racing	951,000	954,000	200,000	199,000

Live Horse Racing	429,000	371,000	43,000	37,000

	$2,751,000	$2,588,000	$395,000	$376,000

          Due to the increases in pari-mutuel and Card Casino revenues, total expense for statutory purses and the Minnesota Breeders’ Fund increased 6.1% to $3,145,448 for the first six months ended June 30, 2012 compared to the first six months ended June 30, 2011.

          Salaries and benefits increased $751,741, or 8.7%, in the 2012 six-month period ended June 30, 2012 and $274,768, or 5.6%, in the three-month period ended June 30, 2012 compared to the same periods last year. The increases are partially due to supporting the increased revenue from all revenue categories during the three and six-month periods ending June 30, 2012 compared to the same periods in 2011. Additionally, there were increased salary and benefit costs as compared to the first six months of last year due to annual increases in wage rate.

          Advertising and marketing costs increased $154,573, or 29.4%, in the 2012 six-month period ended June 30, 2012 and $61,309, or 14.5%, in the three-month period ended June 30, 2012 compared to the same periods last year primarily as a result of increased radio and billboard expenditures promoting the Card Casino and Racetrack.

          Other operating expenses increased $317,971, or 8.8%, in the six-month period ended June 30, 2012 and $211,131, or 9.7%, in the three-month period ended June 30, 2012 compared to the same periods last year. The increases are primarily due to increased professional fees associated with the creation and signing of the Cooperative Marketing Agreement (the “Agreement”) entered into with the Shakopee Mdewakanton Sioux Community (the “SMSC”). The increases are also attributable to the fair value of the stock appreciation rights that were granted on June 14, 2012 as part of the Agreement with the SMSC. This is further discussed in “Cooperative Marketing Agreement” below.

          Income before income taxes was $714,948 for the six months ended June 30, 2012 compared to $613,499 for the six months ended June 30, 2011. After income tax expense of $348,980 for the six months ended June 30, 2012, the Company reported net income of $365,968 in 2012 compared to a net loss of $137,501 in 2011. For the quarter ended June 30, 2011, the Company recorded a net loss of $291,125 before income tax benefit compared to a loss before income tax expense of $24,822 for the quarter ended June 30, 2011. After income tax benefit of $124,589, the net loss in the second quarter of 2012 was $166,536 compared to a net loss of $348,056 for the second quarter of 2011. The significant level of income taxes estimated for the second quarter and six-month periods ending June 30, 2012 is primarily due to the non-deductibility of lobbying expenses incurred by the Company.

Contingencies:

          As noted below, on June 4, 2012, the Company entered into a Cooperative Marketing Agreement with the Shakopee Mdewakanton Sioux Community, a federally recognized Indian tribe. If the Company breaches certain obligations as a result of the Agreement, that became effective on June 15, 2012, the Company will be forced to repay various amounts (depending on the breach).

Liquidity and Capital Resources:

          Cash provided by operating activities for the six months ended June 30, 2012 was $1,765,502 and was due to several factors. First, the Company reported net income of $365,968. Additionally, the Company recorded depreciation of $884,580. The Company also experienced an increase in accounts payable and accrued wages and payroll taxes of $2,899,089, caused primarily by a seasonal increase of $1.43 million in horsemen payables. These items were somewhat offset by an increase in other current assets of $389,749 and an increase in restricted cash of $1,369,351, resulting primarily from the increase in horsemen payables of $1.34 million. Cash provided by operating activities for the six months ended June 30, 2011 was $3,046,371 and was the result of several factors. Depreciation during the first six months of 2011 was $937,230, and the Company experienced an increase in accounts payable and accrued wages and payroll taxes of $3,011,184, caused primarily by a seasonal increase of $1.33 million in horsemen payables. These items were somewhat offset by a net loss of $137,501 and an increase in restricted cash of $1,329,973, resulting primarily from the increase in horsemen payables of $1.33 million.

          Net cash used in investing activities for the first six months of 2012 was $754,510 and was used primarily for a variety of equipment purchases. Net cash used in investing activities for the first six months of 2011 was $418,035 due to purchasing a variety of fixtures and equipment for operational purposes.

          During the period January 1, 2012 through June 30, 2012, cash provided by financing activities consisted of proceeds and excess tax benefits received upon the exercise of stock options of $210,300. During the period January 1, 2011 through June 30, 2011, cash provided by financing activities consisted of proceeds and excess tax benefits received upon the exercise of stock options of $225,495.

          The Company has a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000 until May 5, 2013 with interest at the prime rate but not less than 4.5% per annum. The Company had no borrowings under the line of credit at June 30, 2012 or December 31, 2011. This credit agreement contains covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements at all times throughout the quarter ended June 30, 2012.

          Unrestricted cash balances at June 30, 2012 were $9,490,071 compared to $8,268,779 at December 31, 2011. The Company believes that funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2012 for regular operations.

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

          Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 60.1% of our total assets at June 30, 2012. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected future net cash flows. If the sum of the related expected future net cash flows is less than the carrying value, we will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. To date, we have determined that no impairment of these assets exists.

          Stock Based Employee Compensation – ASC 718, Compensation – Stock Compensation (“ASC 718”), requires recognition of services provided in exchange for a share-based payment based on the grant date fair market value. We utilize our judgment in determining the assumptions used to determine the fair value of options granted using a Black-Scholes model.

Commitments and Contractual Obligations:

          On June 4, 2012, the Company entered into a Cooperative Marketing Agreement with the Shakopee Mdewakanton Sioux Community, a federally recognized Indian tribe that expires December 31, 2022. See “Cooperative Marketing Agreement” below.

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

          Implementation of the amended law will occur in stages. The Company has increased the number of tables hosting live play from 50 to approximately 60 to accommodate customers during peak periods. Additional expansion, higher betting limits and expanded poker tournaments will be implemented based on market demand. While it will take some time to determine the incremental revenue and purse enhancements from the amended law, management believes it will enable the Company to better meet customer demand and grow Card Casino revenues.

Cooperative Marketing Agreement:

          On June 4, 2012, the Company entered into a Cooperative Marketing Agreement (the “Agreement”) with the Shakopee Mdewakanton Sioux Community (“SMSC”), a federally recognized Indian tribe. The primary purpose of the Agreement is to increase purses paid during live horse racing at the Canterbury Park racetrack. Under the terms of the Agreement, SMSC will make purse enhancement payments in order to strengthen Minnesota’s horse industry. Under the Agreement, SMSC has agreed to contribute $2.7 million for purse enhancements in 2012 and, after 2012, the additional amounts listed below.

          In addition, the Company and SMSC have also agreed to partner in joint marketing efforts for their mutual benefit, including events, cross promotions, cooperative poker tournaments, shared promotions and player benefits and signage. Under the agreement, SMSC has agreed to pay the Company an additional $300,000 for 2012 marketing purposes and, after 2012, the additional amounts listed below.

          After 2012, under the Agreement, SMSC has agreed to make the following purse enhancement and marketing payments in the years 2013 through 2022:

Year	Purse Enhancement	Marketing Payment
2013	5,300,000	600,000
2014	5,840,000	660,000
2015	6,434,000	726,000
2016	7,087,400	798,600
2017	7,806,140	878,460
2018	8,000,000	900,000
2019	8,000,000	900,000
2020	8,000,000	900,000
2021	8,000,000	900,000
2022	8,000,000	900,000

          The Company will not receive any part of any purse enhancement payment. As the Company will not directly be handling these funds, there will be no impact on the Company’s financial statements.

          The amounts earned from the marketing payments will be recorded as a component of other revenue and the related expenses will be recorded as a component of marketing and advertising expense in the Company’s financial statements. For the period ended June 30, 2012, the Company did not earn any revenues and did not incur any expenses related to the 2012 marketing payment.

          The Agreement also requires that the Company and Minnesota Horse Associations (as defined in the Agreement) will not promote or lobby the Minnesota legislature in the media or in other forums for expanded gambling authority and will support SMSC’s lobbying efforts against expanding gaming authority. Under the agreement, the Company and SMSC also agree to work together to assist SMSC to implement simulcast horse racing on their property, to the extent allowed by Minnesota’s Gaming Compacts, state law and applicable court decisions.

          As part of the Agreement, on June 14, 2012, the Company signed a Stock Appreciation Rights Agreement (the “SAR Agreement”) and issued stock appreciation rights to SMSC. The SAR Agreement granted rights to SMSC to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties. Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30. Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in 2013. The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over the grant price. The SAR Agreement and all rights granted expire on December 31, 2022. The liability related to these stock appreciation rights is recorded as a long-term liability and the Company will recognize the expense related to these stock appreciation rights as a component of other operating expenses due to the nature of the agreement. During the period ended June 30, 2012, the Company recognized $117,226 of expense related to these stock appreciation rights. In the future, changes in the fair value of these stock appreciation rights will increase or decrease the stock appreciation rights liability, and the Company will recognize additional expense or income related to these changes.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended June 30, 2012 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
(c)

On January 16, 2008, the Company announced that its Board of Directors had authorized a program to repurchase up to an additional 250,000 shares of the Company’s common stock. During the first six months of 2012, the Company did not repurchase any shares of common stock. As of June 30, 2012, there are 33,457 shares at maximum that the Company may buy back as a result of this repurchase program.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

(a)	The following exhibits are included herein:

(b)

	11	Statement re computation of per share earnings – See Net Income Per Share under Note 3 of Notes to Consolidated Financial Statements under Part 1, Item 1, which is incorporated herein by reference.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

	32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	99.1	Cooperative Marketing Agreement signed on June 4, 2012.

	99.2	Stock Appreciation Rights Agreement signed on June 14, 2012.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: August 14, 2012	/s/ Randall D. Sampson
Randall D. Sampson,
President, and Chief Executive Officer

Dated: August 14, 2012	/s/ David C. Hansen
David C. Hansen,
Vice President, and Chief Financial Officer