Form 10-Q
period 2012-09-30
CANTERBURY PARK HOLDING CORP
filed 2012-11-14
CIK 926761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number: 001-31569

CANTERBURY PARK HOLDING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1775532
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or	Identification
Organization)	No.)

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

The Company had 4,146,301 shares of common stock, $.01 par value, outstanding as of November 12, 2012.

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011 (Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash	$8,870,236	$8,268,779
Restricted cash	1,921,256	1,146,163
Short-term investments	202,852	201,669
Accounts receivable, net of allowance of $27,773	713,466	540,167
Inventory	206,844	183,122
Prepaid expenses	777,537	682,404
Deferred income taxes	491,400	315,200
Income taxes receivable	233,445	—
Due from Minnesota horsemen associations	589,684	44,372
Total current assets	14,006,720	11,381,876

LONG-TERM ASSETS
Deposits	26,400	26,400
Land, buildings and equipment, net of accumulated depreciation of $21,614,114 and $20,364,053, respectively	22,492,635	22,776,115
	$36,525,755	$34,184,391

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,341,204	$2,432,818
Card Casino accruals	2,446,290	1,314,173
Accrued wages and payroll taxes	1,131,186	775,256
Due to MHBPA	—	158,616
Accrued property taxes	760,402	606,252
Income taxes payable	—	97,000
Payable to horsepersons	30,945	17,745
Total current liabilities	7,710,027	5,401,860

LONG-TERM LIABILITIES
Deferred income taxes	1,219,200	1,309,000
Stock appreciation rights	183,482	—

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,147,000 and 4,101,701, respectively, shares issued and outstanding	41,470	41,017
Additional paid-in capital	16,820,003	16,413,468
Retained earnings	10,551,573	11,019,046
Total stockholders’ equity	27,413,046	27,473,531
	$36,525,755	$34,184,391

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
PERIODS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
OPERATING REVENUES:
Pari-mutuel	$3,581,235	$2,944,448	$8,452,552	$7,684,167
Card Casino	6,413,018	5,079,632	19,006,129	16,813,265
Concessions	2,429,095	1,833,892	5,157,968	4,195,593
Other	1,514,233	1,114,378	2,987,664	2,352,965
Total Revenues	13,937,581	10,972,350	35,604,313	31,045,990
Less: Promotional Allowances	(61,289)	(54,588)	(155,227)	(154,898)
Net Revenues	13,876,292	10,917,762	35,449,086	30,891,092

OPERATING EXPENSES:
Purse expense	2,184,055	1,763,588	4,934,855	4,351,659
Minnesota Breeders’ Fund	249,582	203,348	644,230	579,363
Other pari-mutuel expenses	335,569	268,201	1,157,079	1,041,483
Salaries and benefits	5,444,389	4,645,848	14,806,038	13,255,756
Cost of sales	1,255,335	987,386	2,776,276	2,367,626
Depreciation	434,037	474,900	1,318,617	1,412,130
Utilities	460,244	387,382	963,183	932,923
Advertising and marketing	617,623	384,596	1,297,905	910,305
Other operating expenses	2,508,879	2,101,999	6,452,715	5,727,864
	13,489,713	11,217,248	34,350,898	30,579,109

INCOME (LOSS) FROM OPERATIONS	386,579	(299,486)	1,098,188	311,983

NONOPERATING (EXPENSES) REVENUES:
Interest expense	—	(209)	—	(802)
Other, net	1,296	1,338	4,635	3,961
	1,296	1,129	4,635	3,159

INCOME (LOSS) BEFORE INCOME TAXES	387,875	(298,357)	1,102,823	315,142

INCOME TAX (EXPENSE) BENEFIT	(185,841)	528,489	(534,821)	(222,511)

NET INCOME	$202,034	$230,132	$568,002	$92,631

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,118,880	4,068,308	4,124,345	4,079,089

WEIGHTED AVERAGE NUMBER OF DILUTIVE SHARES OUTSTANDING	4,150,131	4,099,736	4,169,643	4,136,267

BASIC NET INCOME PER COMMON SHARE	$.05	$.06	$.14	$.02

DILUTED NET INCOME PER COMMON SHARE	$.05	$.06	$.14	$.02

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating Activities:
Net income	$568,002	$92,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,318,617	1,412,130
Stock-based compensation expense	153,315	190,958
(Decrease) increase in deferred income taxes	(266,000)	260,500
Tax benefit from exercise of stock options	(31,265)	(61,300)
Changes in operating assets and liabilities:
Increase in restricted cash	(775,093)	(590,734)
Increase in accounts receivable	(173,299)	(315,769)
Increase in other current assets	(118,855)	(143,122)
Decrease in income taxes payable	(299,180)	(42,609)
Increase in accounts payable and accrued wages and payroll taxes	1,271,212	534,491
Increase in Card Casino accruals	1,132,117	330,720
Increase in stock appreciation rights	183,482	—
Increase in accrued property taxes	154,150	164,265
Increase in payable to horsepersons	13,200	6,335
Decrease in due to MHBPA	(703,928)	(916,496)
Net cash provided by operating activities	2,426,475	922,000

Investing Activities:
Additions to buildings and equipment	(1,042,033)	(426,839)
Proceeds from sale of assets	—	1,400
Proceeds from redemption of investments	—	29,430
Purchase of investments	(1,183)	(129,430)
Net cash used in investing activities	(1,043,216)	(525,439)

Financing Activities
Cash dividend paid to shareholders	(1,035,475)	—
Proceeds from issuance of common stock	222,408	213,665
Tax benefit from exercise of stock options	31,265	61,300
Net cash (used in) provided by financing activities	(781,802)	274,965

Net increase in cash	601,457	671,526

Cash at beginning of period	8,268,779	5,451,462

Cash at end of period	$8,870,236	$6,122,988

Supplemental disclosure of noncash investing and financing activities:
Additions to buildings and equipment funded through accounts payable	$22,390	$43,602
Proceeds from issuance of common stock funded through shares swapped	$—	$210,470

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$1,100,000	$4,620

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of Canterbury Park Holding Corporation as of September 30, 2012 and December 31, 2011, the results of its operations for the three and nine months ended September 30, 2012 and 2011 and the results of its cash flows for the nine months ended September 30, 2012 and 2011. The condensed consolidated balance sheet as of December 31, 2011 was derived from the audited financial statements. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Results for an interim period are not necessarily indicative of results for a full year.

The complete summary of significant accounting policies is included in the notes to consolidated financial statements in the Company’s 2011 Annual Report on Form 10-K.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Canterbury Park Holding Corporation (the “Company”) was incorporated under the laws of Minnesota and acquired land and buildings to conduct pari-mutuel horse racing operations (the “Racetrack”) in March 1994. The Racetrack is located in Shakopee, Minnesota, approximately 25 miles southwest of downtown Minneapolis. In May 1994, we commenced year-round horse racing simulcast operations and hosted the first annual live race meet during the summer of 1995. Our live racing operations are a seasonal business as we host live race meets each year from May until September. We earn additional pari-mutuel revenue by televising our live racing to out-of-state racetracks around the country. Canterbury Park’s Card Casino operates 24 hours a day, seven days a week and is limited by Minnesota State law to a maximum of 80 tables. Prior to May 4, 2012, the Company was limited to a maximum of 50 tables. The Card Casino currently offers a variety of poker and table games. Our three largest sources of revenues, Card Casino operations, pari-mutuel operations and concessions sales, generate cash revenues. We also derive revenues from related services and activities, such as advertising, parking and publication sales and from other entertainment events and activities held at the Racetrack.

Reclassifications – Certain cash flow classifications included in the consolidated financial statements have been reclassified from the prior year’s presentations to conform to the current year presentation.

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

Short-term Investments – Securities are classified as held to maturity when the Company has the positive intent and ability to hold them to maturity, and are measured at amortized cost. At September 30, 2012 and December 31, 2011, all investments were classified as held-to-maturity. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in earnings. Short-term investments consist of certificates of deposits at September 30, 2012 and December 31, 2011. Amortized cost approximated fair value for both periods.

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

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) – The Minnesota Pari-mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, approximately $2,500,000 and $5,075,000 for the three and nine-month periods ending September 30, 2012, respectively, compared to $2,410,000 and $4,835,000 for the comparable periods in 2011 related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company.

Impairment of Long-Lived Assets – Management of the Company periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected future net cash flows. Should the sum of the related expected future net cash flows be less than the carrying value, management will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. Management has determined that no impairment of these assets exists at September 30, 2012.

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

Interest and penalties associated with uncertain income tax positions are presented in income tax expense. During the three months ended September 30, 2012 and 2011, we did not recognize any expense related to interest and penalties. Additionally, we do not have any amounts accrued at September 30, 2012 for the payment of interest and penalties.

2.	STOCK BASED COMPENSATION

Stock based compensation is recorded at fair value as of the date of grant and included in the salaries and benefits expense line item on the consolidated statements of operations and amounted to $61,757 and $153,315 for the three and nine-months ended September 30, 2012, respectively, compared to $58,200 and $190,950 for the comparable periods in 2011.

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

The number of shares that may be issued pursuant to options and restricted stock granted and the weighted average fair value during the periods presented were:

	Nine Months Ended
	September 30, 2012		September 30, 2011
	Grant	Weighted Average Fair Value Per Share	Grant	Weighted Average Fair Value Per Share

Board stock options	—	—	15,000	$6.25
Board restricted stock	11,820	$12.69	5,000	$14.66

Total shares	11,820		20,000

The fair value of stock options granted under the Company’s 1994 Stock Plan during the first nine months of 2011 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results; no stock options were granted during the first nine months of 2012:

2011
Expected dividend yield	0.00%
Expected weighted-average volatility	50.0%
Risk-free interest rate	2.02%
Expected term of stock options (in years)	5.50
Fair value of stock options on grant date	$93,750

A summary of stock option activity as of September 30, 2012 and changes during the nine months then ended is presented below:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Grant Date Fair Value

Outstanding at January 1, 2012	318,002	$9.21

Granted	—	—
Exercised	(22,750)	$7.07
Expired/Forfeited	(250)	8.28

Outstanding at September 30, 2012	295,002	$10.10	5.6 Years	$2,980,782

Exercisable at September 30, 2012	266,377	$10.40	5.5 Years	$2,769,987

A summary of stock option activity as of September 30, 2011 and changes during the nine months then ended is presented below:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Grant Date Fair Value

Outstanding at January 1, 2011	368,437	$9.21

Granted	15,000	$13.30
Exercised	(62,185)	$6.82
Expired/Forfeited	(3,250)	$7.23

Outstanding at September 30, 2011	318,002	$9.89	6.4 Years	$3,143,656

Exercisable at September 30, 2011	227,877	$10.85	5.8 Years	$2,471,521

Employee Stock Ownership Plan – Prior to 2008, the Company contributed shares of its common stock to its Employee Stock Ownership Plan (the “ESOP”). However, no contributions have been made from January 1, 2008 to date, and the Company has not taken any action to reinstate contributions to the ESOP.

Employee Stock Purchase Plan – On April 3, 1995, the Board of Directors adopted an Employee Stock Purchase Plan (the “ESPP”). Pursuant to Board action taken in September 2011, the ESPP was amended to consist of three-month phases. The plan issued 2,102 shares during the third quarter of 2012. The plan did not issue any shares during the third quarter of 2011. The ESPP has issued a total of 250,364 shares since its inception. Pursuant to Board action taken on June 2, 2012, and effective during the third quarter of 2012, the discount offered to employees as part of the ESPP was raised 5% to 10%.

Stock Appreciation Rights (“SARs”)

As part of the Cooperative Marketing Agreement (the “Agreement”) discussed in Note 7, on June 14, 2012, the Company signed a Stock Appreciation Rights Agreement (the “SAR Agreement”) and issued SARs to non-employees. The SAR Agreement granted rights to non-employees to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties. Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30. Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in January 2013. The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over the grant price. SARs have no effect on dilutive shares or shares outstanding as any appreciation of the Company’s common stock value over the grant price is paid in cash and not in common stock. The SAR Agreement and all rights granted expire on December 31, 2022.

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

The following weighted-average assumptions were used in calculating the fair value of SARs granted during the nine-month period ended September 30, 2012, using the Black-Scholes valuation model; no SARs were granted during the three and nine-month periods ended September 30, 2011:

Three Months Ended September 30, 2012
Expected dividend yield	0.00%
Expected weighted-average volatility	47.8%
Risk-free interest rate	1.65%
Expected term of SARs (in years)	10.25

There were no exercises during the three and nine-month periods ended September 30, 2012. The total fair value of SARs vested during the three and nine-month periods ended September 30, 2012 was $183,482. This expense was recorded as a component of other pari-mutuel expenses due to the nature of the Agreement. In the future, changes in the fair value of these SARs will also be recorded to this expense.

Changes to the Company’s non-vested SARs during the nine-month period ended September 30, 2012, are as follows:

	SARs	Fair Value (*)
Non-vested SARs at December 31, 2011	—	—
Granted	165,000	$5.24
Vested	(15,000)	$5.24
Cancellations	—	—
Non-vested SARs at September 30, 2012	150,000	$5.24

*Weighted-average

3.	EARNINGS PER SHARE COMPUTATIONS

Basic net income per common share is based on the weighted average number of common shares outstanding during each period. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s potential common shares outstanding are stock options. Options to purchase 119,500 shares of common stock at an average price of $14.36 per share were outstanding but not included in the computation of diluted earnings per share for both the three and nine-month periods ending September 30, 2012 and September 30, 2011 because the options were out of the money at September 30, 2012 and September 30, 2011.

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the three and nine-month periods ending September 30, 2012 and 2011:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Net income (numerator) amounts used for basic and diluted per share computations:	$202,034	$230,132	$568,002	$92,631

Weighted average shares (denominator) of common stock outstanding:
Basic	4,118,880	4,068,308	4,124,345	4,079,089
Plus dilutive effect of stock options	31,251	31,428	45,298	57,178

Diluted	4,150,131	4,099,736	4,169,643	4,136,267

Net income per common share:
Basic	$.05	$.06	$.14	$.02
Diluted	.05	.06	.14	.02

4.	GENERAL CREDIT AGREEMENT

The Company has a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000. On May 6, 2012, the Company signed an amendment with Bremer Bank extending the expiration date from May 8, 2012 to May 5, 2013, while keeping previous provisions intact. The Company had no borrowings under this credit line at September 30, 2012 and December 31, 2011. The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements as of September 30, 2012.

5.	OPERATING SEGMENTS

During the first nine months of 2012 and 2011, the Company had three reportable operating segments: horse racing, Card Casino, and concessions. The horse racing segment primarily represents simulcast and live horse racing operations. The Card Casino segment represents operations of Canterbury Park’s Card Casino, and the concessions segment represents food and beverage operations provided during simulcast and live racing, in the Card Casino, and during special events. The Company’s reportable operating segments are strategic business units that offer different products and services. They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services. The Minnesota Racing Commission regulates the horse racing and Card Casino segments.

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

The following tables provide information about the Company’s operating segments (in 000’s):

	Nine Months Ended September 30, 2012
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$11,276	$19,006	$5,167	$35,449

Intersegment revenues	459	—	1,142	1,601

Net interest income	5	—	—	5

Depreciation	793	426	100	1,319

Segment (loss) income before income taxes	(1,712)	3,094	945	2,327

	At September 30, 2012
Segment Assets	$33,444	$2,460	$12,573	$48,477

	Nine Months Ended September 30, 2011
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$9,873	$16,813	$4,205	$30,891

Intersegment revenues	276	—	1,033	1,309

Net interest income	3	—	—	3

Depreciation	837	464	111	1,412

Segment (loss) income before income taxes	(1,807)	2,342	559	1,094

	At December 31, 2011
Segment Assets	$30,832	$2,838	$11,222	$44,892

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Nine Months Ended September 30,
	2012	2011
Revenues
Total net revenue for reportable segments	$37,050	$32,200
Elimination of intersegment revenues	(1,601)	(1,309)
Total consolidated net revenues	$35,449	$30,891

Income before income taxes
Total segment income before income taxes	$2,327	$1,094
Elimination of intersegment income before income taxes	(1,224)	(779)
Total consolidated income before income taxes	$1,103	$315

	September 30, 2012	December 31, 2011
Assets
Total assets for reportable segments	$48,477	$44,892
Elimination of intercompany receivables	(11,951)	(10,708)
Total consolidated assets	$36,526	$34,184

6.	COMMITMENTS AND CONTINGENCIES

In accordance with an Earn Out Note, given to the prior owner of the Racetrack as part of the consideration paid by the Company to acquire the Racetrack in 1994, if (i) off-track betting becomes legally permissible in the State of Minnesota and (ii) the Company begins to conduct off-track betting with respect to or in connection with its operations, the Company will be required to pay to the IMR Fund, L.P. the greater of $700,000 per operating year, as defined, or 20% of the net pretax profit, as defined for each of five operating years. At this time, management believes that the likelihood that these two conditions will be met and that the Company will be required to pay these amounts is remote. At the date (if any) that these two conditions are met, the five minimum payments will be discounted back to their present value and the sum of those discounted payments will be capitalized as part of the purchase price in accordance with generally accepted accounting principles. The purchase price will be further increased if payments become due under the “20% of Net Pretax Profit” calculation. The first payment is to be made 90 days after the end of the third operating year in which off-track betting is conducted by the Company. Remaining payments would be made within 90 days of the end of each of the next four operating years.

Additionally, the Company entered into a Cooperative Marketing Agreement (“CMA”) with the Shakopee Mdewakanton Sioux Community, a federally recognized Indian tribe, which became effective on June 15, 2012. The CMA contains certain covenants which, if breached, would trigger an obligation to repay a specified amount related to such covenant. At this time, management believes that the likelihood that the breach of a covenant will be met and that the Company will be required to pay the specified amount related to such covenant is remote.

The Company periodically is subject to claims or involved in legal proceedings arising in the normal course of business. At September 30, 2012, management believes that the resolution of any pending claims or legal proceedings will not have a material impact on the consolidated financial statements.

7.	COOPERATIVE MARKETING AGREEMENT

On June 4, 2012, Canterbury Park Holding Corporation (the “Company”) entered into a Ten-Year Cooperative Marketing Agreement (“Agreement”) with the Shakopee Mdewakanton Sioux Community (“SMSC”), a federally recognized Indian tribe. The primary purpose of the Agreement is to increase purses paid during live horse racing at Canterbury Park’s Racetrack. SMSC will make purse enhancement payments in order to strengthen Minnesota’s horse industry. Under the terms of the Agreement, SMSC contributed $2.7 million for purse enhancements in 2012 and, after 2012, the additional amounts listed below.

In addition, the Company and SMSC have also agreed to partner in joint marketing efforts for their mutual benefit, including events, cooperative poker tournaments, shared and joint promotions, player benefits and signage. Under the agreement, SMSC has agreed to pay the Company an additional $300,000 for 2012 marketing purposes and, after 2012, the additional amounts listed below.

After 2012, SMSC has agreed to make the following purse enhancement and marketing payments in the years 2013 through 2022:

Year	Purse Enhancement	Marketing Payment
2013	5,300,000	600,000
2014	5,840,000	660,000
2015	6,434,000	726,000
2016	7,087,400	798,600
2017	7,806,140	878,460
2018	8,000,000	900,000
2019	8,000,000	900,000
2020	8,000,000	900,000
2021	8,000,000	900,000
2022	8,000,000	900,000

The Company will not receive any part of any purse enhancement payment. Therefore, there will be no impact on the Company’s financial statements.

The amounts earned from the marketing payments will be recorded as a component of other revenue and the related expenses will be recorded as a component of marketing and advertising expense in the Company’s financial statements. For the nine and three-month periods ended September 30, 2012, the Company earned $88,607 in revenues and incurred $88,607 in expenses related to the 2012 marketing payment.

As part of the Agreement, on June 14, 2012, the Company signed a Stock Appreciation Rights Agreement (the “SAR Agreement”) and issued stock appreciation rights to SMSC. The SAR Agreement granted rights to SMSC to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties. Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30. Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in January 2013. The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over the grant price. The SAR Agreement and all rights granted expire on December 31, 2022. The liability related to these stock appreciation rights is recorded as a long-term liability and the Company will recognize the expense related to these stock appreciation rights as a component of other operating expenses due to the nature of the agreement. For the three and nine-month periods ended September 30, 2012, the Company recognized $66,256 and $183,482, respectively, of expense related to these stock appreciation rights. In the future, changes in the fair value of these stock appreciation rights will increase or decrease the stock appreciation rights liability, and the Company will recognize additional expense or income related to these changes.

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

          The Racetrack is the only pari-mutuel thoroughbred and quarter horse racing facility in the State of Minnesota. The Racetrack earns revenues from pari-mutuel take-out on races simulcast year-round to Canterbury Park from racetracks throughout the country and from live race meets featuring thoroughbred and quarter horse racing. Live race meets commence in the month of May and conclude in September. During the live race meet, the Company televises its races to out-of-state racetracks around the country, and earns additional pari-mutuel revenue on wagers placed on its races at the out-of-state racetracks.

          The Card Casino at Canterbury Park currently hosts “unbanked” card games in which players compete against each other and not against the house. In addition, changes to the law governing Card Casino operations enable the Company to offer banked games in the future should it so choose. The Card Casino is open twenty-four hours a day, seven days a week. Under Minnesota law, the Company is required to pay up to 14% of gross Card Casino revenues to the Racetrack’s purse fund and the State of Minnesota Breeders’ Fund.

          The Company also generates revenues from other activities such as parking and admission fees and from the sale of food and beverage, programs and other racing publications, and corporate sponsorships. Additional revenues are derived from the use of the Racetrack facilities for special events, such as concerts and craft shows.

Operations Review for the Three and Nine Months Ended September 30, 2012 and September 30, 2011:

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

          The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA (defined below), which is a non-GAAP measure, for the nine month periods ended September 30, 2012 and 2011:

Summary of EBITDA Data:

	Nine Months Ended September 30,
	2012	2011
Net income	$568,002	$92,631
Interest income, net of interest expense	(4,635)	(3,159)
Income tax expense	534,821	222,511
Depreciation	1,318,617	1,412,130
EBITDA	$2,416,805	$1,724,113

          EBITDA as a percentage of net revenues was 6.8% for the first nine months ended September 30, 2012, as compared to 5.6% for the first nine months ended September 30, 2011.

          Total net revenues increased $4,557,994, or 14.8%, during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 and increased $2,958,530, or 27.1%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. These increases are primarily attributable to the state government imposed shutdown of the Company’s operations from July 1 to July 20, 2011 because the Minnesota agency regulating gaming at the Racetrack was shut down during that period due to a deadlock that delayed adoption of the State of Minnesota budget for the biennium beginning July 1, 2011. As a result of this shutdown in 2011, the Company was in operation for 20 more days in 2012 than 2011. In addition, the Company’s revenues were positively impacted by developments affecting our business that occurred earlier in the year. On May 4, 2012, laws governing our business were amended to allow us to increase the number of tables in our Card Casino, increase poker betting limits and offer unlimited poker tournaments. See “Legislation” below for further information. More significantly, in June, we signed a ten-year Cooperative Marketing Agreement (“CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”) that provides for supplements of purses for horse races during our live meets totaling approximately $75 million. In 2012, SMSC contributed $2.7 million for purse enhancements, which enabled us to offer higher quality horse races and led to increases in attendance beginning in early June. See “Cooperative Marking Agreement” below for further information. For the nine months ended September 30, 2012, pari-mutuel revenues increased 10.0% and Card Casino revenues increased 13.0% as compared to the prior nine month period in the prior year. Primarily as a result of this, pari-mutuel revenues increased 21.6% and Card Casino revenues increased 26.2% for the three months ended September 30, 2012 as compared to the same period in the prior year. See below for a further discussion of revenue.

Summary of Pari-mutuel Data:

	Nine Months Ended September 30,
	2012	2011
Racing Days
Simulcast only	212	197
Live and Simulcast	62	56
Total Number of Racing Days	274	253

On-Track Handle
Simulcast racing handle on simulcast only days	$16,836,000	$15,820,000
Live and Simulcast days:
Live racing handle	11,406,000	9,605,000
Simulcast racing handle	8,688,000	8,077,000
Total On-Track Handle	36,930,000	33,502,000

Out-of-State Live Handle	16,643,000	12,834,000

Total Handle	$53,573,000	$46,336,000

On-Track Average Daily Handle
Simulcast only racing days	$79,415	$80,305
Live and simulcast racing days	$324,097	$315,750

          Pari-mutuel revenues increased $768,385, or 10.0%, in the nine-month period ended September 30, 2012 and $636,787, or 21.6%, for the three-month period ended September 30, 2012 compared to the same periods in 2011. Total handle wagered for the first nine months of 2012 was up $7,237,000, or 15.6%, compared to the same period last year. Both the third quarter and nine-month increases are primarily attributable to the state government imposed shutdown of operations that occurred from July 1 to July 20, 2011. During the shutdown in 2011, no simulcast or live meet wagering occurred and, as a result, we ran six more race days for the 2012 live meet compared to 2011. The Company also lost the opportunity to earn revenues simulcasting our live meet signal to other tracks during the shutdown in 2011.

Summary of Card Casino Data:

	Nine Months Ended September 30,
	2012	2011
Poker Games	$7,906,000	$7,463,000
Table Games	9,212,000	7,722,000
Total Collection Revenue	17,118,000	15,185,000

Other Revenue	1,888,000	1,628,000
Total Card Casino Revenue	$19,006,000	$16,813,000

Number of Days Offered	274	253
Average Revenue per Day	$69,365	$66,455

          Total Card Casino revenue increased $2,192,864, or 13.0%, for the first nine months of 2012 and $1,333,386, or 26.2%, for the third quarter of 2012 compared to the same periods in 2011. The primary source of Card Casino revenue is a percentage of the wagers received from the players as compensation for providing the Card Casino facility and services, referred to as the “collection revenue.” Other revenue includes fees collected for the administration of tournaments, and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds. Card Casino revenues in the quarter and nine months ended September 30, 2011 were adversely affected by the state government imposed shutdown of Company operations that occurred from July 1 to July 20, 2011. As a result, all Card Casino operations were closed for 20 of the 92 days during the quarter. Primarily reflecting the impact of this closure in 2011, poker collection and table games collection revenues increased $443,405, or 5.9%, and $1,490,094, or 19.3%, respectively, compared to the first nine months of 2011. Similarly, reflecting the impact of the closure in 2011, poker collection and table games collection revenues increased $474,892, or 21.3%, and $693,161, or 29.4%, respectively, for the quarter ended September 30, 2012 as compared to the same period in 2011. Total Card Casino revenues represented 53.6% and 54.4% of net revenues for the nine-month and three-month periods ended September 30, 2012, respectively.

          Concession revenues increased $962,375, or 22.9%, and $595,203, or 32.5%, compared to the first nine months and third quarter of 2011, respectively. These increases are primarily attributable to the state government imposed shutdown of operations, discussed above, that occurred from July 1 to July 20, 2011 and the increase in attendance resulting from the higher quality of horse racing we were able to offer pursuant to the CMA discussed above.

          Total operating expenses increased $3,771,789, or 12.3%, and $2,272,465, or 20.3%, for the nine-month and three-month periods ended September 30, 2012, respectively, compared to the same period in the prior year. See below for a further discussion of operating expenses.

Summary of Purse and Breeders’ Fund Expense:

	Purse Expense Nine Months Ended September 30,		Minnesota Breeders’ Fund Expense Nine Months Ended September 30,
	2012	2011	2012	2011

Card Casino	$2,179,000	$1,903,000	$242,000	$211,000

Simulcast Horse Racing	1,570,000	1,473,000	288,000	272,000

Live Horse Racing	1,186,000	976,000	114,000	96,000

	$4,935,000	$4,352,000	$644,000	$579,000

          Total expense for statutory purses and the Minnesota Breeders’ Fund increased 13.1% to $5,579,085 for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase was due primarily to running six more live race days in 2012 as a result of the state government imposed shutdown of operations, discussed above, that occurred from July 1 to July 20, 2011. Both purse and Breeders’ Fund expenses are determined by wagering levels on our Card Casino and live and simulcast racing. The state government imposed shutdown resulted in a decrease in both purse and Breeders’ Fund expenses for the three and nine-month periods ended September 30, 2011.

          Salaries and benefits increased $1,550,282, or 11.7%, in the 2012 nine-month period ended September 30 and $798,541, or 17.2%, in the three-month period ended September 30, 2012 compared to the same period last year. The increases partly reflect reduced expense to the 2011 periods attributable to the state government imposed shutdown that occurred from July 1 to July 20, 2011. During the shutdown, the Company was forced to furlough substantially all of its approximately 1,100 full time and part time employees. In addition, the increases are partially due to supporting increases in all revenue categories during the three and nine-month periods ending September 30, 2012 compared to the same periods in 2011.

          Advertising and marketing costs increased $387,600, or 42.6%, and $233,027, or 60.6%, in the nine and three-month periods ended September 30, 2012, respectively, compared to the same periods in 2011. The increases are primarily attributable to the increased radio and billboard expenditures in promoting the Card Casino and Racetrack as a result of more live race days and more days of Card Casino operations compared to 2011 when such expenditures were reduced due to the state government imposed shutdown of operations.

          Other operating expenses increased $724,851, or 12.7%, in the nine-month period ended September 30, 2012 and $406,880, or 19.4%, in the three-month period ended September 30, 2012 compared to the same period last year. The increases are primarily due to increased professional fees associated with negotiating the CMA discussed above, including increases attributable to the fair value of the stock appreciation rights that were granted on June 14, 2012 as part of the CMA. For further information, see “Cooperative Marketing Agreement” below.

          Income before income taxes was $1,102,823 for the nine months ended September 30, 2012 compared to income before income taxes of $315,142 for the nine months ended September 30, 2011. After income tax expense of $534,821 for the nine months ended September 30, 2012, the Company reported net income of $568,002 in 2012 compared to net income of $92,631 in 2011. For the quarter ended September 30, 2012, the Company recorded net income before income tax expense of $387,875 compared to a loss before income tax benefit of $298,357 for the quarter ended September 30, 2011. After income tax expense of $185,481, net income in the third quarter of 2012 was $202,034 compared to net income of $230,132 for the third quarter of 2011. The significant level of income tax benefit estimated for the third quarter ending September 30, 2011 was due to a revision to our expected income for 2011 as a result of the state government imposed shutdown of operations. Also, our tax rate is generally greater than the statutory tax rate because the significant lobbying expenses incurred by the Company in its effort to gain approval for legislation that would authorize slot machines to be operated at the Racetrack are not deductible for tax purposes.

Contingencies:

          As discussed below under “Cooperative Marketing Agreement”, on June 4, 2012, the Company entered into the CMA with the Shakopee Mdewakanton Sioux Community, a federally recognized Indian tribe, that became effective on June 15, 2012. The CMA contains certain covenants which, if breached, would trigger an obligation to repay a specified amount related to such covenant. At this time, management believes that the likelihood that the breach of a covenant will be met and that the Company will be required to pay the specified amount related to such covenant is remote.

Liquidity and Capital Resources:

          Cash provided by operating activities for the nine months ended September 30, 2012 was $2,426,475 and was the result of several factors. The Company reported net income of $568,002 and depreciation of $1,318,617. Additionally, the Company experienced an increase in accounts payable and accrued wages and payroll taxes of $1,271,212, caused primarily by a seasonal increase in payables due to the live racing season extending into September. Finally, the Company experienced an increase in Card Casino accruals of $1,132,117 primarily due to the seasonality of the player pool. These items were somewhat offset by an increase in restricted cash of $775,093 and a decrease in due to MHBPA of $703,926, resulting primarily from the payment of purses during the third quarter. Cash provided by operating activities for the nine months ended September 30, 2011 was $922,000 and was the result of several factors. Depreciation during the first nine months of 2011 was $1,412,130, and the Company experienced an increase in accounts payable and accrued wages and payroll taxes of $534,491, caused primarily by a seasonal increase in payables due to the live racing season extending into mid-September. These items were somewhat offset by an increase in restricted cash of $590,734 and a decrease in due to MHBPA of $916,496, resulting primarily from the payment of purses during the third quarter.

          Net cash used in investing activities for the first nine months of 2011 was $1,043,216 due to purchasing a variety of fixtures and equipment for operational purposes. Net cash used in investing activities for the first nine months of 2011 was $525,439 due to purchasing a variety of fixtures and equipment for operational purposes.

          During the period January 1, 2012 through September 30, 2012, cash used in financing activities consisted of a cash dividend that was declared and paid for $1,035,475, somewhat offset by proceeds and excess tax benefits received upon the exercise of stock options of $253,673. During the period January 1, 2011 through September 30, 2011, cash provided by financing activities consisted of proceeds and excess tax benefits received upon the exercise of stock options of $274,965.

          The Company has a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000 until May 5, 2013 with interest at the prime rate but not less than 4.5% per annum. The Company had no borrowings under the line of credit at September 30, 2012 or December 31, 2011. This credit agreement contains covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements at all times throughout the quarter ended September 30, 2012.

          Unrestricted cash balances at September 30, 2012 were $8,870,236 compared to $8,268,779 at December 31, 2011. The Company believes that funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements during 2012 for regular operations.

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

          Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 61.6% of our total assets at September 30, 2012. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected future net cash flows. If the sum of the related expected future net cash flows is less than the carrying value, we will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. To date, we have determined that no impairment of these assets exists.

          Stock Based Compensation – ASC 718, Compensation – Stock Compensation (“ASC 718”), requires recognition of services provided in exchange for a share-based payment based on the grant date fair market value. We utilize our judgment in determining the assumptions used to determine the fair value of options granted using a Black-Scholes model.

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

Cooperative Marketing Agreement:

          On June 4, 2012, the Company entered into a Cooperative Marketing Agreement (the “Agreement”) with the Shakopee Mdewakanton Sioux Community (“SMSC”), a federally recognized Indian tribe. The primary purpose of the Agreement is to increase purses paid during live horse racing at Canterbury Park’s Racetrack. SMSC will make purse enhancement payments in order to strengthen Minnesota’s horse industry. Under the terms of the Agreement, SMSC contributed $2.7 million for purse enhancements in 2012 and, after 2012, the additional amounts listed below.

          In addition, the Company and SMSC have also agreed to partner in joint marketing efforts for their mutual benefit, including events, cooperative poker tournaments, shared and joint promotions, player benefits and signage. Under the agreement, SMSC has agreed to pay the Company an additional $300,000 for 2012 marketing purposes and, after 2012, the additional amounts listed below.

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

          The Company will not receive any part of any purse enhancement payment. Therefore, there will be no impact on the Company’s financial statements.

          The amounts earned from the marketing payments will be recorded as a component of other revenue and the related expenses will be recorded as a component of marketing and advertising expense in the Company’s financial statements. For the nine and three-month periods ended September 30, 2012, the Company earned $88,607 in revenues and incurred $88,607 in expenses related to the 2012 marketing payment.

          The Agreement also requires that the Company and Minnesota Horse Associations (as defined in the Agreement) will not promote or lobby the Minnesota legislature for expanded gambling authority and will support SMSC’s lobbying efforts against expanding gaming authority. Under the agreement, the Company and SMSC also agree to work together to assist SMSC to implement simulcast horse racing on their property, to the extent allowed by Minnesota’s Gaming Compacts, state law and applicable court decisions.

          As part of the Agreement, on June 14, 2012, the Company signed a Stock Appreciation Rights Agreement (the “SAR Agreement”) and issued stock appreciation rights to SMSC. The SAR Agreement granted rights to SMSC to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties. Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30. Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in January 2013. The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over the grant price. The SAR Agreement and all rights granted expire on December 31, 2022. The liability related to these stock appreciation rights is recorded as a long-term liability and the Company will recognize the expense related to these stock appreciation rights as a component of other operating expenses due to the nature of the agreement. For the three and nine-month periods ended September 30, 2012, the Company recognized $66,256 and $183,482, respectively, of expense related to these stock appreciation rights. In the future, changes in the fair value of these stock appreciation rights will increase or decrease the stock appreciation rights liability, and the Company will recognize additional expense or income related to these changes.

Forward-Looking Statements:

          From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future financial performance, business activities or plans which are typically preceded by the words “believes,” “expects,” “anticipates,” “intends” or similar expressions. For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could cause actual performance, activities or plans to differ significantly from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: fluctuations in attendance at the Racetrack, material changes in the level of wagering by patrons, decline in interest in the card games offered in the Card Casino, legislative and regulatory changes, the impact of wagering products and technologies introduced by competitors; increases in the percentage of revenues allocated for purse fund payments; increase in compensation and employee benefit costs; the economic health of the gaming sector; higher than expected expense related to new marketing initiatives; and other factors discussed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011 and in the Company’s other filings with the Securities and Exchange Commission.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended September 30, 2012 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
(c)

On January 16, 2008, the Company announced that its Board of Directors had authorized a program to repurchase up to an additional 250,000 shares of the Company’s common stock. In addition, on August 24, 2012, the Company announced that its Board of Directors had authorized the repurchase of an additional 100,000 shares of the Company’s common stock. During the first nine months of 2012, the Company did not repurchase any shares of common stock. As of September 30, 2012, the Company may buy back a maximum of 133,457 shares as a result of this repurchase program.

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

Canterbury Park Holding Corporation

Dated: November 14, 2012	/s/ Randall D. Sampson
Randall D. Sampson,
President, and Chief Executive Officer

Dated: November 14, 2012	/s/ David C. Hansen
David C. Hansen,
Vice President, and Chief Financial Officer