Form 10-K
period 2012-12-31
CANTERBURY PARK HOLDING CORP
filed 2013-03-29
CIK 926761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

          The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates based on the price at which the Company’s common stock was last sold on the NASDAQ Global Market, on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $26,263,000.

          On March 18, 2013, the Company had 4,150,285 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders, to be held on May 30, 2013 and which will be filed on or before April 19, 2013, are incorporated by reference into Part III of this Form 10-K.

CANTERBURY PARK HOLDING CORPORATION
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2012

Item 1. BUSINESS

(a) General Development of the Business

          Canterbury Park Holding Corporation (the “Company”) conducts pari-mutuel wagering operations and hosts “unbanked” card games at its Canterbury Park Racetrack and Card Casino facility (the “Racetrack”) in Shakopee, Minnesota. The Company’s pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack and year-round wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”). Unbanked card games, in which patrons compete against each other, are hosted in the Card Casino at the Racetrack. In addition, recent changes to the laws governing Card Casino operations enable the Company to offer banked games in the future should it so choose. The Company also derives revenues from related services and activities, such as concessions, parking, advertising, publication sales and from other entertainment events held at the Racetrack. The ownership and operation of the Racetrack and the Card Casino are significantly regulated by the Minnesota Racing Commission (the “MRC”).

          The Company was incorporated under the laws of Minnesota on March 24, 1994, acquired the Racetrack on March 29, 1994, commenced seven day a week simulcast operations on May 6, 1994, and, beginning in May 1995, launched live horse racing and related pari-mutuel wagering on a seasonal basis, generally from early May to early September. The Company opened the card room on April 19, 2000 with 43 tables and expanded to 50 tables (the maximum then permitted by law) in 2001. However, recent changes to the laws governing Card Casino operations enable the Company to now operate up to 80 tables. See “2012 Legislation” at (c)(viii) below. In June 2012, the Company entered into a Cooperative Marketing Agreement (“CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”) pursuant to which, over a 10 1/2 year term, SMSC will provide supplements to purses for live races at the Racetrack totaling $75 million, as well as payments to the Company totaling $8.5 million for joint marketing efforts with SMSC. See “Cooperative Marketing Agreement” at (c)(ix) below.

          The Company maintains a website at www.canterburypark.com. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge on our website.

(b) Financial Information About Segments

          The Company divides its business into three segments: horse racing, Card Casino, and concessions. The horse racing segment represents operations related to pari-mutuel wagering on simulcast and live horse races; the Card Casino segment represents our unbanked card operations; and the concessions segment represents food and beverage services provided at the facility, including special events held at the Racetrack.

(c) Narrative Description of Business

(i)          Horse Racing Operations

          The Company’s horse racing operations consist of year-round pari-mutuel wagering on simulcast horse races (“simulcasting”) and on live thoroughbred and quarter horse races (“live meets”) held on a seasonal basis beginning in May and generally concluding in September of each year.

          Live Racing

          In 2012, the Racetrack hosted 62 days of live racing beginning May 18th and concluding September 3rd. The meet included 46 days of mixed thoroughbred and quarter horse racing and 16 days of thoroughbred only racing. The 2011 live meet was 56 days long, beginning May 20th and ending September 11th, and consisted of 37 days of mixed thoroughbred and quarter horse racing and 19 days of thoroughbred only racing.

          Currently, Minnesota law requires the Company to schedule a minimum of 125 days of live racing annually, unless the Minnesota Horsemen’s Benevolent and Protective Association (the “MHBPA”) agrees to a lesser number of live racing days. Since 1995, the MHBPA has agreed to waive the 125-day requirement and has allowed the Company to run a live meet of at least 50 days each year. Pursuant to the CMA, the MHBPA entered into a Horse Association Agreement in which it agreed to waive the 125-day requirement provided that at least 65 days of live racing are scheduled in each of the ten calendar years beginning in 2013. If, for any reason, the MHBPA ceases to be bound by its obligations under the Horse Association Agreement, and the Company and the MHBPA are unable to agree on a live meet shorter than 125 days, the Company’s operations could be adversely impacted by a decrease in the daily purses, potential reduction in the quality of horses, lower attendance, lower overall handle, and proportionally greater operating expenses.

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

          The Company offers “full card” simulcast racing (broadcasting of another racetrack’s entire daily live racing program) from up to 20 racetracks per day, seven days a week, 364 days per year, including Churchill Downs, Hollywood Park, Santa Anita, Gulfstream Park, Belmont Park and Saratoga Racecourse. In addition, races of national interest, such as the Kentucky Derby, the Preakness Stakes, the Belmont Stakes and the Breeders’ Cup supplement the regular simulcast program. The Company regularly evaluates its agreements with other racetracks in order to offer the most popular simulcast signals of live horse racing that are feasible.

          Under applicable provisions of federal and state law, in order to conduct simulcast operations either as a host or guest track, the Company must obtain the consent of the state’s regulatory authority and the organization which represents a majority of the owners and trainers of the horses who race at the Racetrack. In Minnesota, such consent must be obtained from the MRC and the MHBPA. As these consents are obtained annually, no assurance can be given that the MRC and MHBPA will allow the Company to conduct simulcast operations either as a host or guest track after 2013. If the MRC or the MHBPA do not consent, the Company’s operations could be adversely impacted by a decrease in pari-mutuel revenue, potential reduction in the quality of horses, lower attendance, lower overall handle, and proportionally greater operating expenses.

(ii)	Card Casino Operations

          The Card Casino is open 24 hours per day, seven days per week, and offers two variations of unbanked card games: poker and table games.

          Poker games, including Texas Hold ‘Em, 7-Card Stud, and Omaha, with betting limits per hand ranging between $2 and $100, are currently offered in the poker room. A dealer, employed by the Company, regulates the play of the game at each table and deals the cards but does not participate in play. In poker games, the Company is allowed to deduct a percentage from the accumulated wagers and impose other charges for hosting the activity but does not have an interest in the outcome of a game. The Company may add additional prizes, awards or money to any game for promotional purposes. The Company collects a “rake” of 5-10%, depending on the limit of the game, of each addition to the “pot” up to a maximum of $5 per hand as its collection revenue. In addition, poker games offer progressive jackpots for most games. In order to fund the jackpot pool, the dealer withholds $1 from each final pot in excess of the $15 minimum.

          Table games, including Blackjack, Fortune Pai Gow, Three Card Poker, Crazy 4 Poker, Ultimate Texas Hold ‘Em, EZ Baccarat, and Blackjack Switch are currently offered in the Card Casino. Prior to May 4, 2012, the Company’s table games were required by law to be “unbanked.” “Unbanked” refers to a wagering system or game where wagers lost or won in card games are accumulated into a player pool liability for purposes of enhancing the total amount paid back to winning players. The Company can only serve as custodian of the player pool, may not have an active interest in any card game and does not recognize amounts that dealers “win” or “lose” during the course of play as revenue. However, changes to the laws governing Card Casino operations enable the Company to offer banked games in the future should it so choose. See “2012 Legislation” at (c)(viii) below. The primary source of Card Casino revenue is a percentage of the wagers received from the players, aggregated up to 18% per day as defined by MRC regulations, as compensation for providing the Card Casino facility and services, referred to as “collection revenue.” In addition, several table games offer a progressive jackpot. The player has the option of playing the jackpot and has the opportunity to win some or the entire jackpot amount, depending upon their hand.

(iii)	Special Events

          While pari-mutuel horse racing and Card Casino operations are the Company’s principal businesses, the Company’s facilities are capable of being used for multiple purposes. In an effort to more fully utilize the property and to generate additional revenues, the Company has increasingly used its grandstand, grounds, and parking lot for special events and rentals. While the use of the Company’s facilities for particular special events and purposes varies from year to year, the following are among the types of events and purposes for which the Company’s facilities have been used: snowmobile races, major arts and crafts shows, trade shows, concerts, fundraisers, automobile shows and competitions, vehicle and boat storage, and private parties.

(iv)	Sources of Revenue

          General

          The Company’s revenues are principally derived from three activities: Card Casino operations, wagering on live and simulcast horse races, and concession sales. For the fiscal year ended December 31, 2012, revenues from Card Casino operations represented 56.9% of total revenues, wagering on horse races generated 22.2% of total revenues, and concessions revenue represented 13.1% of total revenues.

          Card Casino Operations

          The Company receives revenue from its Card Casino, which operates 24 hours per day, seven days per week. The Company currently receives collection revenue from poker and table games tables. Under Minnesota law, the Company is required to pay 10% of the first $6 million of gross Card Casino revenues towards purses for live horse racing at the Racetrack. After meeting the $6 million threshold, the Company must pay 14% of gross Card Casino revenues as purse monies. Of funds allocated for purses, the Company pays 10% of the purse monies to the State of Minnesota Breeders’ Fund. The remaining 90% of purse monies are divided between thoroughbred (90%) and quarter horse (10%) purse funds.

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

          Wagering on Live Races

          The Racing Act establishes the maximum takeout that may be deducted from the handle. The takeout percentage on live races depends on the type of wager. The total maximum takeouts are 17% from straight wagering pools and 23% from exotic wagering pools. From this takeout, Minnesota law requires deductions for purses, pari-mutuel taxes, and the MBF.

          While the Racing Act provides that a minimum of 8.4% of the live racing handle is to be paid as purses to the owners of the horses, the size of the purse is subject to further agreement with the horsepersons’ associations. In addition, the MBF receives 1% of the handle. The pari-mutuel tax applicable to wagering on all simulcast and live races is 6% of takeout in excess of $12 million during the twelve-month period beginning July 1 and ending the following June 30.

          The following table sets forth the percentage distribution of each dollar wagered on live races at the Racetrack, as established by the Racing Act, and the Racetrack’s retainage for the years ended December 31, 2012 and 2011:

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

(2)

The current pari-mutuel tax structure exempts the first $12 million of takeout during a statutorily mandated twelve-month period. The total pari-mutuel tax liability for a twelve-month period will depend upon the total takeout during that period. There was no pari-mutuel tax liability in 2012 and 2011 and therefore, it is not factored into the above table.

          Wagering on Simulcast Races

          The amount of takeout from simulcast wagering is determined by the laws of the state in which the host track is located. In addition, the Racing Act establishes a minimum that must be set aside from simulcasting for purse payments on racing within Minnesota. Different amounts are deducted for purses from the takeout depending on whether simulcasting occurs during the “Racing Season,” a statutorily defined 25-week period beginning in early May each year, or outside of the Racing Season. If simulcasting occurs during the Racing Season, the amount set aside for purses further depends on whether the simulcasting is part of a full racing card that occurs during the part of the day that live races are conducted at the Racetrack. For races that are part of a full simulcast racing card that takes place within the time of live races at the Racetrack, the amount reserved for purse payout is 8.4%. For simulcasting conducted during the Racing Season that does not occur within the time period of live races, the purse is equal to 50% of the takeout remaining after deductions for pari-mutuel taxes, payments to the MBF and payments to the host racetrack for host track fees. For simulcasting conducted outside of the Racing Season, the amount that must be contributed to the purses is 25% of the takeout after deducting pari-mutuel taxes, payments to the MBF, and host fee payments to the host racetrack.

          The following table sets forth the approximate percentage distribution of each dollar wagered for races simulcast at the Racetrack and the Racetrack’s retainage for the years ended December 31, 2012 and 2011:

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
(2)

The current pari-mutuel tax structure exempts the first $12 million of takeout during a statutorily mandated twelve-month period. The total pari-mutuel tax liability for a twelve-month period will depend upon the total takeout during that period. There was no pari-mutuel tax liability in 2012 and 2011 and therefore, it is not factored into the above table.

(3)	Although Minnesota law specifies purse percentages, the actual percentage is determined by an agreement between the Racetrack and the MHBPA. No expense deduction was allowed in 2012 and 2011.
(4)	Payments to the host track generally range from 3.0% to 4.5% of total handle, subject to negotiation with each host track. For purposes of this table, the host track fee is assumed to be 3.8%.

          Concessions Revenue

          The Company earns revenue from food and beverage sales in its restaurant, group catering areas and numerous concession stands located throughout the facility. Food and beverage sales are offered during live and simulcast racing in the card room and during special events.

          Other Revenue

          The Company generates cash revenues from the receipt of reserved seating charges, preferred and valet parking and the sales of various daily pari-mutuel publications. Additional revenues are derived from the use of the Racetrack facilities year-round for special events such as concerts, trade and craft shows, business meetings, private parties, horse expositions and sales, boat and automobile storage, and community events. The Company also generates revenue from providing advertising signage space, similar to that appearing at many sports stadiums, and leasing excess parking lot space for various automotive activities and vehicle storage.

(v)	Competition

          From 1994 through 2004, the Company was the only racetrack licensed to operate in the State of Minnesota. In January 2005, the MRC granted a license to the North Metro Harness Initiative, LLC (“NMHI”) to construct and operate a harness racetrack in Columbus Township, Anoka County, MN. Columbus Township is approximately 50 miles from Canterbury Park. This license authorized NMHI to engage in pari-mutuel wagering on live and simulcast racing for standardbred (harness) horses. NMHI commenced operations as Running Aces Harness Park in April 2008. In addition, on completing a 50-day live meet as required by Minnesota law, the MRC granted NMHI a license to operate a card room, and NMHI began card room operations in competition with the Company in June 2008.

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

          The Company further competes with other forms of entertainment in the Minneapolis-Saint Paul metropolitan area, including a wide range of live and televised professional and collegiate sporting events. In addition, live horse racing competes with a wide variety of summer attractions, including amusements parks, sporting events, and other local activities.

          Finally, the Company competes with racetracks located throughout the United States in securing horses to run at the Racetrack. Attracting owners and trainers is largely dependent on the ability to offer large purses. The Company experiences significant competition for horses from racetracks located near Des Moines, Iowa and Chicago, Illinois. This competition is expected to continue for the foreseeable future.

(vi)	Regulation

          General

          The ownership and operation of the Racetrack in Minnesota is subject to significant regulation by the MRC under the Racing Act and the rules adopted by the MRC. The Racing Act governs the allocation of each wagering pool to winning bettors, the Racetrack, purses, pari-mutuel taxes, and the MBF and empowers the MRC to license and regulate substantially all aspects of horse racing in the State. The MRC, among other things, grants operating licenses to racetracks after an application process and public hearings, licenses all employees of a racetrack, jockeys, trainers, veterinarians, and other participants, regulates the transfer of ownership interests in licenses, allocates live race days and simulcast-only race days, approves race programs, regulates the conduct of races, sets specifications for the racing ovals, animal facilities, employee quarters and public areas of racetracks, regulates the types of wagers on horse races, and approves significant contractual arrangements with racetracks, including management agreements, simulcast arrangements, and totalizator contracts.

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

          Limitation on the Number of Class A and Class B Licenses

          Pursuant to the Racing Act, so long as the Racetrack maintains its Class A License, no other Class A License may be issued to operate a racetrack in the seven-county metropolitan area (the counties of Hennepin, Ramsey, Washington, Scott, Dakota, Anoka, and Carver), except the MRC may issue an additional Class A License within the seven-county metropolitan area, provided that the additional license may only be issued for a facility which, among other conditions, is located more than 20 miles from the Racetrack, contains a track no larger than five-eighths of a mile in circumference, and is used exclusively for standardbred (harness) racing. An additional Class A license was issued to NMHI on January 20, 2005 (see “Competition” above). However, as long as the Company holds its Class A License, only the Company may own and operate a racetrack in the seven county metropolitan area where thoroughbred and quarter horses may be raced.

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

          Card Casino Regulation

          The MRC is also authorized by law to regulate Card Casino operations, and the law requires that the Company reimburse the MRC for its actual costs, including personnel costs, of regulating the card room. For fiscal years ended December 31, 2012, and 2011, the Company paid $168,000 and $145,000, respectively, to the MRC as reimbursement for costs of regulating Card Casino operations.

          The MRC issued an additional Class B License to the Company on January 19, 2000 that authorizes the Company to host unbanked card games. The Class B License is renewable each year by the MRC after a public hearing (if required by the MRC). Currently, the Class B License Fee of $10,000 per calendar year is included in the Class A License Fee of $253,000 per calendar year.

          Local Regulation

         The Company’s operations are subject to state and local laws, regulations, ordinances, and other provisions affecting zoning, public health, and other matters which may have the effect of restricting the uses to which the Company’s land and other assets may be used. Also, any development of the Racetrack site is, among other things, subject to applicable zoning ordinances and requires approval by the City of Shakopee and other authorities, and there can be no assurance such approvals would be obtained if any development was undertaken.

(vii)	2011 Suspension of Operations Due to Partial Shutdown of Minnesota State Government

          Effective at midnight on June 30, 2011, the Company suspended all operations. This action stemmed from the inability of Minnesota’s Governor and Legislature to reach agreement on the State’s budget for the biennium beginning July 1, 2011. The inability to reach an agreement forced many state agencies to immediately shut down because no monies had been appropriated for their operations. The Minnesota Racing Commission (“MRC”), the agency which regulates Canterbury Park’s pari-mutuel and Card Casino gaming operations, was one of the many state agencies ordered to close, and, without this regulatory oversight, the Company was directed to cease all operations pending the appropriation of funds for the MRC. A budget agreement was approved on July 20, 2011 which included an appropriation for the MRC, and Canterbury Park resumed all operations on July 21, 2011. The suspension of operations until July 21, 2011 had a material, adverse effect on the Company’s results of operations for the year ending December 31, 2011, as compared to the same period in 2012.

(viii)	2012 Legislation

          On May 4, 2012, Minnesota’s Governor signed legislation approved by the Minnesota Legislature that amended laws governing the Company’s Card Casino. The amendments, which became effective immediately, increased the Company’s flexibility to operate its Card Casino, thereby creating opportunities to earn increased revenues and pay increased purses for live races at Canterbury Park’s Racetrack.

          As amended, the law authorized the Company to increase the number of tables in its Card Casino from 50 to 80 and increases the poker bet limit from $60 to $100. It also removed limits on the number of poker tournaments the Company can conduct, as well as limits on the number of tables used in poker tournaments.

In addition, it allows Canterbury to conduct “banked” card games, in which customers play against the house, along with the unbanked games it currently conducts. In a separate provision, the amended law establishes a framework for the possible implementation of pari-mutuel simulcasting of horse races conducted at Canterbury and other racetracks to Tribal casinos in Minnesota.

          Implementation of the amended law will occur in stages. The Company has increased the number of tables hosting live play from 50 to approximately 60 to accommodate customers during peak periods, has offered higher betting limits to accommodate demand, and has expanded poker tournaments as well. Additional expansion will be implemented based on market demand. Currently, the Company has no plans to offer banked games in the near future. While the amount of incremental revenue and purse enhancements that may be available due to flexibility provided under the amended law is not yet fully known, management believes the new law will enable the Company to better meet customer demand and grow Card Casino revenues.

(ix)	Cooperative Marketing Agreement

          On June 4, 2012, the Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”), a federally recognized Indian tribe. The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack over a 10 1/2 year term expiring December 31, 2022 in order to strengthen Minnesota’s horse industry. Under the terms of the CMA, SMSC contributed $2.7 million for purse enhancements in 2012 and, after 2012, will contribute the additional amounts listed below.

          In addition, the Company and SMSC have also agreed in the CMA to partner in joint marketing efforts for their mutual benefit, including events, cooperative poker tournaments, joint promotions, player benefits, and signage. Under the CMA, SMSC paid the Company an additional $300,000 for 2012 marketing purposes and, after 2012, will pay the additional amounts listed below.

          After 2012, under the CMA, SMSC has agreed to make the following purse enhancement and marketing payments in the years 2013 through 2022:

Year	Horsemen Purse Enhancement	Canterbury Park Marketing Payment
2013	5,300,000	600,000
2014	5,840,000	660,000
2015	6,434,000	726,000
2016	7,087,400	798,600
2017	7,806,140	878,460
2018	8,000,000	900,000
2019	8,000,000	900,000
2020	8,000,000	900,000
2021	8,000,000	900,000
2022	8,000,000	900,000

          The Company will not have any financial interest in any part of any purse enhancement payment. Therefore, purse enhancement payments will have no impact on the Company’s financial statements.

          The amounts earned from the marketing payments will be recorded as a component of other revenue and the related expenses will be recorded as a component of marketing and advertising expense in the Company’s financial statements. For the year ended December 31, 2012, the Company recorded $112,857 in revenues and incurred $112,857 in expenses related to the 2012 marketing payment. The excess of amounts received over revenues is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheet.

          Under the CMA, the Company agreed it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support SMSC’s lobbying efforts against expanding gaming authority. Also under the CMA, the Company and SMSC also agree to work together to assist SMSC to implement simulcast horse racing on their property, to the extent allowed by Minnesota’s Gaming Compacts, state law and applicable court decisions.

          As part of the CMA, and pursuant to a Stock Appreciation Rights Agreement (the “SAR Agreement”), dated June 14, 2012, the Company issued stock appreciation rights to SMSC. The SAR Agreement granted rights to SMSC to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties. Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30. Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in January 2013. The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over the grant price. The SAR Agreement and all rights granted expire on December 31, 2022. The liability related to these stock appreciation rights is recorded as a long-term liability and the Company recognizes the income or expense related to the fluctuation in the value of the stock appreciation rights against the revenues recorded relating to the marketing payment due to the nature of the agreement. Any excess expenses will be recognized as a component of other operating expenses. For the year ended December 31, 2012, the Company recognized $239,788 of expense related to these stock appreciation rights, of which $112,857 was recorded as an offset to revenue and $126,931 was recorded as other operating expenses. In the future, changes in the fair value of these stock appreciation rights will increase or decrease the stock appreciation rights liability, and the Company will recognize an additional offset to revenue or other operating expense related to these changes.

(x)	Marketing

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

          To support its pari-mutuel horse racing and Card Casino businesses, the Company conducts year-round marketing efforts to maintain the loyalty of live racing and simulcast patrons and attract new racing and Card Casino customers. The Company utilizes newspapers and television advertising, the Internet, other print media, radio and direct mail. Often, the Company combines its marketing efforts to communicate the excitement of both wagering on horse racing and card playing. In addition to its regular advertising program, the Company conducts numerous special promotions and handicapping contests to increase simulcast patronage and maintains successful pari-mutuel player and Card Casino player rewards programs. In addition, the development and maintenance of a customer database over the past several years has enabled the Company to effectively utilize direct mail advertising.

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

(xi)	Employees

          At March 29, 2013, the Company had 275 full-time employees and 290 part-time employees. On a seasonal basis, the Company adds approximately 120 full-time and 250 part-time employees for live racing operations from early May until early September. The Company’s management believes its employee relations are good.

(xii)	Executive Officers

          The executive officers of the Company, their ages and their positions with the Company are as follows:

Name	Age	Position with Company

Randall D. Sampson	54	President, CEO and General Manager

David C. Hansen	56	Vice President of Finance, CFO and Secretary

Michael J. Garin	57	Vice President of Non-Gaming Operations and Asst. Secretary

Mark A. Erickson	56	Vice President of Facilities

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

Item 1A. RISK FACTORS

          The Company is subject to risk factors that may affect our operating results. Such risk factors include, but are not limited to, the matters discussed below as well as the additional risks discussed under Forward Looking Statements on page 28 of this Form 10-K.

We face significant competition from other gaming operations that could have a material adverse effect on our operations.

          We face intense competition in our market, particularly competition from Native American owned casinos. Such facilities have the advantage of being exempt from certain state and federal taxes and state regulation of indoor smoking, as well as the ability to offer a wider variety of gaming products. We also compete with the NMHI which offers unbanked card games similar to those offered by the Company. Additionally, we compete with illegal Internet wagering on horse races, other forms of gambling, other forms of entertainment, and other racetracks throughout the country as previously discussed under Competition above.

          We expect competition for our existing and future operations to increase from NMHI, existing tribal casinos, and racetracks that are able to subsidize their purses with alternative gaming revenues. In addition, several of our tribal gaming competitors have substantially larger marketing and financial resources than we do. We are unable to predict with any certainty the effects of existing and future competition on our operating results.

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

          Our operations and oversight by the MRC are ultimately subject to the laws of Minnesota and there exists the risk that these laws may be amended in ways adverse to our operations. In particular, we are required to pay taxes and fees in addition to normal federal, state and local income taxes, and such taxes and fees are subject to increase at any time. From time to time, state and local legislators and officials have proposed changes in tax laws, or in the administration of laws affecting our industry, such as the allocation of each wagering pool to winning bettors, the Racetrack, purses and the MBF. In addition, poor economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. It is not possible to predict with certainty the likelihood of changes in tax laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our operations.

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

Our CMA with SMSC may be terminated by SMSC prior to December 31, 2022 under certain circumstances.

          The CMA grants to SMSC the right to terminate the CMA without cause if SMSC determines, in its sole discretion, that a change of circumstance adverse to its interests with respect to gaming in the State of Minnesota has occurred. If SMSC exercises this right, the Company would be entitled to substantial wind down payments approximately equal to 2 1/2 times payments due under the CMA in the three years following the year it gives such notice of termination. While such wind down payments will cushion the impact of SMSC’s exercise of this right to terminate the CMA, a termination of the CMA prior to the expiration of its term in 2022 could have a material, adverse effect on the Company.

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

          The Racetrack is located approximately 25 miles southwest of downtown Minneapolis. The area immediately surrounding the Racetrack consists of retail, commercial and industrial buildings, farmland and residential areas. The Racetrack is in reasonable proximity to a number of major entertainment destinations including: Valleyfair, an amusement park about two miles from the Racetrack which annually attracts visitors during the spring and summer; the Renaissance Festival, a seven-weekend late summer annual event located about five miles from the Racetrack; and Mystic Lake Casino, located about four miles from the Racetrack, which draws thousands of visitors daily. The Mall of America, the largest enclosed shopping mall in the United States, which attracts more than 40 million visitors per year, is approximately 17 miles from the Racetrack.

          Racing Surfaces

          The racing surfaces consist of a one-mile oval dirt/limestone track and a 7/8 mile oval turf course. The dirt track includes a mile and one-quarter front stretch chute, a 6-1/2 furlong backstretch chute, and a 3-1/2 furlong chute and is lighted for night racing.

          Grandstand

          The grandstand is a modern, air-conditioned enclosed structure of approximately 275,000 square feet with a variety of facilities on six levels. The lower level contains space for support functions such as jockey quarters, administrative offices, Racing Commission offices, first aid, mechanical rooms, and electrical rooms. The track level includes pari-mutuel windows, restrooms, a variety of concession stands and other services as well as the card room, which occupies 22,000 square feet on the track level. The mezzanine level contains 1,320 fixed seats in a glass-enclosed, air-conditioned area and an additional 3,000 seats located outside. In addition to the seats, the mezzanine level contains pari-mutuel windows, restrooms, concession stands, and other guest facilities. A portion of the mezzanine level is currently being used as a simulcast center during live racing, and for banquets and other events during the off-season. The kitchen level is an intermediate level located between the mezzanine and clubhouse floors. It contains a full-service kitchen which supports a full dining menu for the track-side dining terraces on the clubhouse level and food preparation for the other concession areas. The clubhouse level is a multi-purpose area serving as a simulcast center during wagering sessions on televised races, as well as a full-service dining area during the live racing season. The clubhouse level includes 325 trackside tables, each equipped with a television set, with a total seating capacity of 1,200 patrons and an additional 1,000 seats are located in lounges located throughout the area. The press box and officials’ level is located in the roof trusses over the clubhouse and contains work areas for the press, racing officials, closed-circuit television, photo finish, and the track announcer. In addition, the grandstand was structurally built to accommodate skyboxes under the press box/officials’ level, although none have yet been constructed. Escalators and elevators are available to move patrons among the various levels within the grandstand.

          Barn and Backside Facilities

          The stable area consists of 33 barns with a total of approximately 1,650 stalls. In the stable area, there are 240 dormitory rooms for the grooms and others working at the Racetrack. The stable area also contains a combination racing office and cafeteria/recreation building for stable personnel, two blacksmith buildings and a one 5/8 mile training track.

          Parking

          Approximately 7,500 paved parking spaces are available for patron and employee vehicles at the Racetrack, including parking spaces that are reserved for handicapped patrons. The Racetrack also has unpaved areas available for overflow parking for approximately 5,000 additional automobiles. Areas are also reserved for bus parking.

          RV Park

          The Company owns a recreational vehicle (RV) park, located two miles from the Racetrack in Shakopee, Minnesota on approximately 29 acres adjacent to the Minnesota River. The RV Park has 68 independent sites and 40 dependent sites, an indoor swimming pool, laundry facilities, game room, and mini store. In most of 2011, this property was leased to an unaffiliated party. In late 2011, the Company resumed directly operating the RV Park, with sites expected to be rented to horsemen participating in Canterbury’s racing operations, seasonal employees and the general public.

          Undeveloped Land

          Approximately 100 acres of the 392 acres owned by the Company are not necessary for current operations. This property could be developed or sold, in whole or in part, depending upon future opportunities. The Company regularly evaluates other business activities and development opportunities that would maximize the use of the real estate surrounding the Racetrack and which would complement the Company’s primary businesses of horse racing and Card Casino operations.

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

          The Company’s common stock trades on the NASDAQ Global Market under the symbol CPHC. The table set forth below indicates the high and low sale prices for the Common Stock in the quarterly periods ending December 31, 2012 and 2011:

	2012		2011
	High	Low	High	Low
Common Stock

First Quarter	$15.20	$9.75	$15.55	$10.50
Second Quarter	14.26	9.58	15.20	9.79
Third Quarter	12.00	9.53	14.35	8.46
Fourth Quarter	10.74	9.10	13.40	7.41

(b)	HOLDERS

          At March 15, 2013, the Company had 800 holders of record of its common stock. In addition, on that date, a depository company held approximately 2,711,000 shares as nominee for an estimated 1,470 beneficial holders.

(c)	DIVIDENDS

Canterbury Park Holding Corporation paid special dividends to its shareholders on the dates and at the rates indicated below:

Payment Date	Dividend Per Share

December 31, 2012	$.25
July 12, 2012	.25

          The Company has not adopted any plan or policy with regard to paying dividends. Future dividend action by its Board of Directors, if any, will be based on the Company’s earnings, projected future earnings, and cash requirements when such dividend action is next considered.

(d)	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information as of December 31, 2012 regarding our equity compensation plans:

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category (1)	(a) Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in column (a))

Equity compensation plans approved by security holders:
1994 Stock Plan	287,267	$10.15	184,430
1995 Employee Stock Purchase Plan	—	—	97,261

Equity compensation plans not approved by security holders:
Stock Option Plan for Non-Employee Consultants and Advisors (2)	5,000	9.15	162,500

Total	292,267		444,191

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

(e)	REGULATION S-K, ITEM 201(e) INFORMATION

Not Applicable.

(f)	RECENT SALE OF UNREGISTERED SECURITIES

Not Applicable.

(g)	PURCHASES OF EQUITY SECURITIES BY THE ISSUER

          On December 17, 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 12b-18 in open market transactions, block purchases of privately negotiated transactions (the “2008 Stock Repurchase Plan”). From its adoption until August 13, 2012, the Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and, on such date, authorized the repurchase of an additional 100,000 shares of the Company’s common stock. During the fourth quarter of 2012, the Company repurchased 3,867 shares at an average price of $9.94 per share for a total price of $38,435 and retired the shares immediately.

          A month-by-month breakdown of purchases in included in the following table:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
Oct. 1 to Oct. 31, 2012	3,074	$10.08	57,752	130,383
Nov. 1 to Nov. 30, 2012	793	9.38	58,545	129,590
Dec.1 to Dec. 31, 2012	—	—	—	129,590
Total	3,867		58,545	129,590

          As of December 31, 2012, 129,590 shares may be repurchased under the 2008 Stock Repurchase Plan.

Item 6.	SELECTED FINANCIAL DATA

          The following table sets forth selected consolidated financial data for each of the five fiscal years ended December 31, 2012. The operating and balance sheet data for the years ended and as of December 31, 2012, 2011, 2010, 2009 and 2008 are derived from our audited consolidated financial statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes thereto included elsewhere in this report.

(In thousands except for per share amounts)

	Year Ended December 31
OPERATING DATA	2012	2011	2010[1]	2009	2008

Net Revenues	$45,461	$40,586	$39,920	$39,589	$46,025

Operating Expenses	43,501	39,540	41,197	39,363	45,310

Income (Loss) Before Income Taxes	1,966	1,053	(1,264)	261	823

Income Tax (Expense) Benefit	(950)	(655)	272	(200)	(385)

Net Income (Loss)	$1,016	$398	$(992)	$61	$438

Basic Net Income (Loss) per Share	$.25	$.10	$(.25)	$.02	$.11
Diluted Net Income (Loss) per Share	.24	.10	(.25)	.02	.11
Dividends per Share	.50	.00	.00	.00	.25

Cash Flows from Operating Activities	$4,057	$3,441	$2,984	$1,931	$1,649

	At December 31
BALANCE SHEET DATA	2012	2011	2010	2009	2008

Land, Buildings & Equipment, Net	$22,120	$22,776	$23,948	$23,850	$24,932

Total Assets	34,890	34,184	32,648	31,752	32,244

Total Stockholders’ Equity	26,885	27,474	26,546	27,302	26,681

Number of Common Shares Outstanding at Year End	4,148	4,102	4,054	4,022	3,938

1 During fiscal year 2010, the Company incurred a one-time, non-cash loss on disposal of assets in the amount of $909,540 related to remodeling of our card room.

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

          The Company’s pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack each year from May until late summer and year-round wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”). Unbanked card games, in which patrons compete against each other, are hosted in the Card Casino at the Racetrack. The Card Casino operates 24 hours a day, seven days a week. The Card Casino offers both poker and table games at up to 80 tables, which is the maximum number of tables permitted by Minnesota law. The Company also derives revenues from related services and activities, such as concessions, parking, advertising, publication sales, operation of an RV park and from other entertainment events held at the Racetrack.

          Our three largest sources of revenues, Card Casino operations, pari-mutuel operations, and concession sales generate cash revenues. The following summarizes our financial performance for the last five years:

Financial Performance Summary	2012	2011	2010[1]	2009	2008

Net Revenues	$45,461	$40,586	$39,920	$39,589	$46,025

Operating Expenses	43,501	39,540	41,197	39,363	45,310

Income (Loss) Before Income Taxes	1,966	1,053	(1,264)	261	823

Income Tax (Expense) Benefit	(950)	(655)	272	(200)	(385)

Net Income (Loss)	$1,016	$398	$(992)	$61	$438

1 During fiscal year 2010, the Company incurred a one-time, non-cash loss on disposal of assets in the amount of $909,540 related to remodeling of our card room.

          The primary strengths of Canterbury Park are our dedicated and capable staff, our first-class facilities located on 380-acres of land (including approximately 100 acres of underutilized property) and the legal authority to offer our unique gaming products in our market area.

          Our management team has extensive knowledge of the horse racing, Card Casino, and concession operations, and our staff has demonstrated a commitment to enhancing the customer experience. Our management team has a good relationship with our workforce and is able to retain qualified personnel as demonstrated by our low turnover rate.

          Our facilities are modern by racetrack industry standards, and we have invested heavily in the past few years to update and upgrade them to meet the needs of our customers and horsemen. Our 392-acre site, in a prime location on the edge of the Minneapolis – St. Paul metropolitan area in one of the fastest-growing counties in Minnesota, provides us with great long-term growth and development opportunities, and our Board of Directors regularly considers additional uses for underutilized portions of our property. Our long-term strategic direction is to more fully develop our property as a unique gaming and entertainment destination.

          We have a strong commitment to live racing and have been particularly successful in attracting new customers and providing a quality live racing experience for our horse racing fans as well as the horsemen who enter their horses in live races at Canterbury Park. However, we still face a number of longer-term challenges as we work to improve the results of our pari-mutuel operations, including declines in handle and intense competition for racehorses with tracks that are able to more substantially subsidize their purses with non-horse racing related gaming revenues.

OPERATIONS REVIEW

YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011

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

          The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA (defined below), which is a non-GAAP measure, for the years ended December 31, 2012 and 2011:

     Summary of EBITDA Data:

	Year Ended December 31,
	2012	2011
Net income	$1,016,364	$397,667
Interest income, net of interest expense	(6,702)	(5,848)
Income tax expense	950,112	655,082
Depreciation	1,772,760	1,894,277
EBITDA	$3,732,534	$2,941,178

          EBITDA increased $791,356, or 26.9%, and also increased as a percentage of net revenues to 8.2% from 7.2% for the year ended December 31, 2012 compared to the same period in 2011. This large increase is mainly due to increased net income as discussed below.

          Total net operating revenues for the year ended December 31, 2012 were $45.5 million, an increase of $4,874,221, or 12.0%, compared to total operating revenues of $40.6 million for the year ended December 31, 2011. Total Card Casino revenues increased 11.2%, pari-mutuel revenues increased 6.9% and concession revenues increased 19.0% in fiscal 2012 compared to fiscal 2011. These increases are primarily attributable to the state government imposed shutdown of the Company’s operations from July 1 to July 20, 2011. The inability of Minnesota’s Governor and Legislature to reach agreement on the State’s budget forced many state agencies to shut down, including the MRC which regulates Canterbury Park’s pari-mutuel and Card Casino gaming operations. The shutdown is described in greater detail below. Our improved results also reflect, however, two additional factors. First, on May 4, 2012, laws governing our Card Casino business were amended to allow us to increase the number of tables in our Card Casino, increase poker betting limits, and offer unlimited poker tournaments. See “2012 Legislation” below for further information. More significantly, in June, we signed a Cooperative Marketing Agreement (“CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”) that provides for supplements of purses for horse races during our live meets totaling approximately $75 million. In 2012, SMSC contributed $2.7 million for purse enhancements, which enabled us to offer higher quality horse races and led to increases in attendance beginning in early June. See “Cooperative Marking Agreement” below for further information. See below for more detailed discussions of revenues.

SUMMARY OF PARI-MUTUEL OPERATING DATA

Racing Days	Year Ended Dec. 31, 2012	Year Ended Dec. 31, 2011
Simulcast only days	302	288
Live and simulcast days	62	56
Total Racing Days	365	344
On-Track Handle
Simulcast handle on non-live race days	$24,362,000	$23,954,000
Simulcast handle on live race days	8,688,000	8,077,000
Total simulcast handle	33,050,000	32,031,000

Live racing handle	11,406,000	9,605,000
Total On-Track Handle	44,456,000	41,636,000

Out-of-state Live Handle	16,643,000	12,834,000
Total Handle	$61,099,000	$54,470,000
On-Track Average Daily Handle
Simulcast only days	$81,000	$83,000
Live and simulcast days	324,000	316,000

          Pari-mutuel revenues include commission and breakage revenues on live on-track and simulcast racing, fees received from out-of-state racetracks for wagering on our live races and proceeds from uncashed winning tickets. Pari-mutuel revenues increased to $10.2 million in 2012 from $9.5 million in 2011, primarily reflecting an increase in on-track live racing handle and out of state live racing handle in 2012 compared to 2011. The primary factors contributing to these increases are discussed in the following paragraphs.

          Total handle wagered on simulcast races in 2012 increased $1,019,000, or 3.2%, compared to 2011. The increase is primarily attributable to the lower simulcast handle in 2011 caused by the state government imposed shutdown of our operations from July 1 to July 20, 2011. As a result of the shutdown, we offered 21 more days of simulcast wagering in 2012 as compared to 2011.

          On-track live handle increased by $1,801,000, or 18.8%, for the 2012 live meet compared to the live meet in 2011. In addition, wagering at out-of-state tracks on races conducted at the Racetrack during the 2012 live meet increased $3,809,000, or 29.7%, compared to the 2011 meet. The increases partially reflect a favorable comparison to 2011 when our operations were shut down from July 1 to July 20, 2011. During the shutdown, no live meet wagering occurred, and we were forced to run six fewer race days for the 2011 live meet compared to 2012. The Company also lost the opportunity to earn revenues simulcasting our live meet signal to other tracks during the shutdown as well. Additionally, the increase also reflects our highly successful 2012 live meet that stemmed from the $2.7 million in purse supplements under the CMA with SMSC.

          Revenues recognized on proceeds from winning pari-mutuel tickets which were not presented for payment within one year of the end of the live meet in which the wagers increased to $237,000 in 2012, up from $202,000 in 2011, primarily due to increases in amounts wagered on both live and simulcast horse races.

SUMMARY OF CARD CASINO REVENUES

	Year Ended Dec. 31, 2012	Year Ended Dec. 31, 2011

Poker Games	$10,651,000	$10,265,000
Table Games	12,625,000	10,709,000
Total Collection Revenue	23,276,000	20,974,000

Other Revenue	2,722,000	2,411,000

Total Card Casino Revenue	$25,998,000	$23,385,000

Number of Days Offered	364	344
Average Revenue per Day	$71,000	$68,000

          The primary source of Card Casino revenue is a percentage of the wagers received from the players as compensation for providing the Card Casino facility and services, referred to as “collection revenue”. Other Revenue presented above includes fees collected for the administration of tournaments and amounts earned as reimbursement for the administrative costs of maintaining the jackpot funds. Card Casino revenues represent 57.2% and 57.6% of net revenues for 2012 and 2011, respectively.

          Total Card Casino revenue increased $2,614,000, or 11.2%, compared to 2011. The increase in Card Casino revenue is due primarily to the increase in table games revenue of $1,916,000, or 17.9%, in 2012 over 2011. The increase is primarily due to an increase in the number of days of Card Casino operations in 2012 as compared to 2011 when a state government funding impasse closed our operations from July 1 to July 20, 2011.

          We expect that competition from NMHI, illegal Internet wagering, and wagering at tribal casinos will continue to challenge our efforts to grow our Card Casino operating revenues in future periods. As a result, we continue to search for opportunities to make Canterbury Park the most attractive alternative when our customers want to wager on card games.

SUMMARY OF CONCESSION REVENUES

          Concession revenues increased $960,000, or 19.0%, to $6,002,000 in fiscal year 2012 compared to 2011. The increase is primarily attributable to the state government imposed shutdown of operations that occurred from July 1 to July 20, 2011 and the increase in attendance resulting from the higher quality of horse racing we were able to offer pursuant to the CMA.

SUMMARY OF OTHER REVENUES

          Other revenue increased $646,000, or 22.7%, to $3,494,000 in fiscal year 2012 compared to 2011. This increase was due primarily to an increase in admission revenue resulting from six more live race days in 2012 than 2011 as a result of the government imposed shutdown of operations that occurred from July 1 to July 20, 2011.

OPERATING EXPENSES

          Total operating expenses increased approximately $3,961,000, or 10.0%, to $43,501,000 in 2012, from $39,540,000 in 2011. Total operating expenses as a percentage of net revenues decreased to 95.7% from 97.4% in 2011. The primary factors contributing to these increases are discussed in the following paragraphs.

          Total purse expense increased $568,000, or 10.2%, in 2012 compared to 2011 as presented in the table below. As discussed in greater detail in Item 1(c) (iv) above, Minnesota law requires us to allocate a portion of amounts received from betting in the Card Casino and wagering on simulcast and live horse races for future payment as purses for live horse races and other authorized uses. While most of these amounts were paid into the purse funds for thoroughbred, quarter horse and standardbred races, Minnesota law requires that a portion of such amounts allocated for purses be paid into the MBF. A description of how the purse expense was derived from these three sources and allocated for purse funds and to the MBF is presented below. Increases in Card Casino and pari-mutuel revenues in 2012 compared to 2011 resulted in increases in both purse and MBF expense, as shown in the table below:

	Purse Expense		Minnesota Breeders’ Fund Expense
	2012	2011	2012	2011

Card Casino	$3,060,000	$2,730,000	$340,000	$303,000

Simulcast Racing	1,901,000	1,873,000	374,000	363,000

Live Racing	1,186,000	976,000	114,000	96,000

Total	$6,147,000	$5,579,000	$828,000	$762,000

          Under Minnesota law, the Company is required to pay 10% of the first $6 million of gross Card Casino revenues towards purses for live horse racing at the Racetrack. After meeting the $6 million threshold, the Company must pay 14% of gross Card Casino revenues as purse monies. Of funds allocated for purses, the amounts paid are allocated 90% to the purse funds and 10% to the MBF.

          The amounts paid to the purse fund for simulcast racing differ depending upon whether the simulcast wagering occurs during the “Racing Season,” a statutorily defined 25-week period beginning in early May each year, or outside of the Racing Season. We paid an average of 5.8% of handle to the purse fund in both 2012 and 2011. We pay 5.50% of pari-mutuel simulcast commission revenues to the MBF; consequently, higher revenues result in increased MBF expense.

          We also experienced an increase in host fees of $108,000, or 7.6%, in 2012 compared to 2011 primarily as a result of increased wagering in 2012 when compared to 2011 due to the state government imposed shutdown of operations that occurred from July 1 to July 20, 2011. Our 2012 host fee expense also increased because of rate increases imposed by numerous tracks around the country.

          Salary and benefit expenses increased by $1,745,000, or 10.0%, for the twelve months ended December 31, 2012 compared to the twelve months ended December 31, 2011. The increase partly reflects reduced expense in 2011 attributable to the state government imposed shutdown that occurred from July 1 to July 20, 2011. During the shutdown, the Company was forced to furlough substantially all of its approximately 1,100 full time and part time employees. In addition, the increases are partially due to supporting increases in all revenue categories during the year ended December 31, 2012 compared to the same period in 2011.

          Advertising expense increased $404,000, or 37.1%, in 2012 compared to 2011. The increase is primarily attributable to the increased radio and billboard expenditures in promoting the Card Casino and Racetrack as a result of more live race days and more days of Card Casino operations compared to 2011 when such expenditures were reduced due to the state government imposed shutdown of operations.

          Other operating expenses increased $748,000, or 10.3%, in 2012 compared to 2011. The increase is primarily due to increased professional fees associated with negotiating the CMA discussed above, including increases attributable to the fair value of the stock appreciation rights that were granted on June 14, 2012 as part of the CMA.

          Income taxes as a percentage of pre-tax income decreased to 48.3% for the year ended December 31, 2012 from 62.2% for the year ended December 31, 2011. The decrease is primarily attributable to the decreased impact of permanent differences in 2012 compared to 2011.

          Net income increased $619,000, which resulted in net income for 2012 in the amount of $1,016,000 compared to net income of $398,000 for the year ended December 31, 2011.

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

          Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 63.4% of our total assets at December 31, 2012. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected future net undiscounted cash flows. Should the sum of the related expected future net cash flows be less than the carrying value, we will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. To date, we have determined that no impairment of these assets exists.

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

2011 SUSPENSION OF OPERATIONS DUE TO PARTIAL SHUTDOWN OF MINNESOTA STATE GOVERNMENT

          Effective at midnight on June 30, 2011, the Company was ordered to suspend all operations because of the inability of Minnesota’s Governor and Legislature to reach agreement on the State’s budget for the biennium beginning July 1, 2011. The inability to reach an agreement forced many state agencies to immediately shut down because no monies had been appropriated for their operations. The Minnesota Racing Commission (“MRC”), the agency which regulates Canterbury Park’s pari-mutuel and Card Casino gaming operations, was one of the many state agencies ordered to close, and, without this regulatory oversight, the Company was directed to cease all operations pending the appropriation of funds for the MRC. A budget agreement was approved on July 20, 2011 which included an appropriation for the MRC, and Canterbury Park resumed all operations on July 21, 2011. The suspension of operations until July 21, 2011 had a material, adverse effect on the Company’s results of operations for the year ending December 31, 2011.

2012 LEGISLATION

          On May 4, 2012, Minnesota’s Governor signed legislation approved by the Minnesota Legislature that amended laws governing the Company’s Card Casino. The amendments, which became effective immediately, increased the Company’s flexibility to operate its Card Casino, thereby creating opportunities to earn increased revenues and pay increased purses for live races at Canterbury Park’s Racetrack.

          As amended, the law authorized the Company to increase the number of tables in its Card Casino from 50 to 80 and increases the poker bet limit from $60 to $100. It also removed limits on the number of poker tournaments the Company can conduct, as well as limits on the number of tables used in poker tournaments. In addition, it allows Canterbury to conduct “banked” card games, in which customers play against the house, along with the unbanked games it currently conducts. In a separate provision, the amended law establishes a framework for the possible implementation of pari-mutuel simulcasting of horse races conducted at Canterbury and other racetracks to Tribal casinos in Minnesota.

          Implementation of the amended law will occur in stages. The Company has increased the number of tables hosting live play from 50 to approximately 60 to accommodate customers during peak periods, has offered higher betting limits to accommodate demand, and has expanded poker tournaments as well. Additional expansion will be implemented based on market demand. Currently, the Company has no plans to offer banked games in the near future. While the amount of incremental revenue and purse enhancements that may be available due to flexibility provided under the amended law is not yet fully known, management believes the new law will enable the Company to better meet customer demand and grow Card Casino revenues.

COOPERATIVE MARKETING AGREEMENT

          On June 4, 2012, the Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”), a federally recognized Indian tribe. The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack over a 10 1/2 year term expiring December 31, 2022 in order to strengthen Minnesota’s horse industry. Under the terms of the CMA, SMSC contributed $2.7 million for purse enhancements in 2012 and, after 2012, will contribute the additional amounts listed below.

          In addition, the Company and SMSC have also agreed in the CMA to partner in joint marketing efforts for their mutual benefit, including events, cooperative poker tournaments, joint promotions, player benefits, and signage. Under the CMA, SMSC paid the Company an additional $300,000 for 2012 marketing purposes and, after 2012, will pay the additional amounts listed below.

          After 2012, under the CMA, SMSC has agreed to make the following purse enhancement and marketing payments in the years 2013 through 2022:

Year	Horsemen Purse Enhancement	Canterbury Park Marketing Payment
2013	5,300,000	600,000
2014	5,840,000	660,000
2015	6,434,000	726,000
2016	7,087,400	798,600
2017	7,806,140	878,460
2018	8,000,000	900,000
2019	8,000,000	900,000
2020	8,000,000	900,000
2021	8,000,000	900,000
2022	8,000,000	900,000

          The Company will not have any financial interest in any part of any purse enhancement payment. Therefore, purse enhancement payments will have no impact on the Company’s financial statements.

          The amounts earned from the marketing payments will be recorded as a component of other revenue and the related expenses will be recorded as a component of marketing and advertising expense in the Company’s financial statements. For the year ended December 31, 2012, the Company recorded $112,857 in revenues and incurred $112,857 in expenses related to the 2012 marketing payment. The excess of amounts received over revenues is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheet.

          Under the CMA, the Company agreed it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support SMSC’s lobbying efforts against expanding gaming authority. Also under the CMA, the Company and SMSC also agree to work together to assist SMSC to implement simulcast horse racing on their property, to the extent allowed by Minnesota’s Gaming Compacts, state law and applicable court decisions.

          As part of the CMA, and pursuant to a Stock Appreciation Rights Agreement (the “SAR Agreement”), dated June 14, 2012, the Company issued stock appreciation rights to SMSC. The SAR Agreement granted rights to SMSC to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties. Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30. Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in January 2013. The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over the grant price. The SAR Agreement and all rights granted expire on December 31, 2022. The liability related to these stock appreciation rights is recorded as a long-term liability and the Company recognizes the income or expense related to the fluctuation in the value of the stock appreciation rights against the revenues recorded relating to the marketing payment due to the nature of the agreement. Any excess expenses will be recognized as a component of other operating expenses. For the year ended December 31, 2012, the Company recognized $239,788 of expense related to these stock appreciation rights, of which $112,857 was recorded as an offset to revenue and $126,931 was recorded as other operating expenses. In the future, changes in the fair value of these stock appreciation rights will increase or decrease the stock appreciation rights liability, and the Company will recognize an additional offset to revenue or other operating expense related to these changes.

CONTINGENCIES

          In connection with the purchase of the Racetrack (Note 9), the Company entered into an Earn Out Promissory Note dated March 29, 1994. In accordance with the Earn Out Note, if (i) off-track betting becomes legally permissible in the State of Minnesota and (ii) the Company begins to conduct off-track betting with respect to or in connection with its operations, the Company will be required to pay to the IMR Fund, L.P. the greater of $700,000 per operating year, as defined, or 20% of the net pretax profit, as defined for each of five operating years. At this time, management believes that the likelihood that these two conditions will be met, and that the Company will be required to pay these amounts is remote. At the date (if any) that these two conditions are met, the five minimum payments will be discounted back to their present value and the sum of those discounted payments will be capitalized as part of the purchase price in accordance with generally accepted accounting principles. The purchase price will be further increased if payments become due under the “20% of Net Pretax Profit” calculation. The first payment is to be made 90 days after the end of the third operating year in which off-track betting is conducted by the Company. Remaining payments would be made within 90 days of the end of each of the next four operating years.

          Additionally, the Company entered into a Cooperative Marketing Agreement (“CMA”) with the Shakopee Mdewakanton Sioux Community, a federally recognized Indian tribe, which became effective on June 15, 2012. The CMA contains certain covenants which, if breached, would trigger an obligation to repay a substantial amount related to such covenant that is specified in the CMA. At this time, management believes that the likelihood that the breach of a covenant will occur and that the Company will be required to pay the specified amount related to such covenant is remote.

          The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at December 31, 2012 and as of the date of this report will not have a material impact on our consolidated financial results of operations.

          The Company has committed to payment of statutory distributions under a $500,000 bond issued to the Minnesota Racing Commission as required by Minnesota statute. The Company was not required to make any payments related to this bond in fiscal years 2012 and 2011, and there is no liability related to this bond on the balance sheet as of December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

          Net cash provided by operations during the year ended December 31, 2012 was $4,057,473 and was the result of several factors. The Company reported net income of $1,016,364 and depreciation of $1,772,760. Also, accounts payable and accrued wages and payroll taxes increased $617,605 in 2012 when compared to 2011, primarily as a result of an increase in payroll accruals resulting from an increase in the number of days payable when compared to 2011.

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

CASH FLOWS FROM INVESTING ACTIVITIES

          Cash used in investing activities for the year ended December 31, 2012 of $1,123,854 resulted primarily from purchasing a variety of fixtures and equipment for operational purposes.

          Cash used in investing activities for the year ended December 31, 2011 of $920,632 resulted primarily from purchasing a variety of fixtures and equipment for operational purposes. This increase was also attributable to purchases of investments totaling $231,099.

CASH FLOWS FROM FINANCING ACTIVITIES

          Cash used in financing activities was $1,817,415 for the year ended December 31, 2012 and consisted of two cash dividends totaling $2,072,227 and $38,435 in common stock repurchases. These amounts were somewhat offset by proceeds and excess tax benefits received upon the exercise of stock options and proceeds received upon the exercise of shares of common stock purchased by employees pursuant to our Employee Stock Purchase Plan in the amount of $293,247.

          Cash provided by financing activities was $296,508 for the year ended December 31, 2011 consisted of proceeds and excess tax benefits received upon the exercise of stock options and proceeds received upon the exercise of shares of common stock purchased by employees pursuant to our Employee Stock Purchase Plan.

CASH AND CAPITAL RESOURCES

          At December 31, 2012, we had cash and cash equivalents of $9,384,983 compared to $8,268,779 at December 31, 2011. This $1,116,204 increase consisted of $4,057,473 net cash provided by operating activities, offset by $1,123,854 net cash used in investing activities and $1,817,415 net cash used in financing activities. In addition, as of December 31, 2012, we had $3,000,000 of capacity under a commercial revolving credit line as part of a general credit and security agreement with Bremer Bank that will expire on May 5, 2013. The Company plans to renew this credit line before it expires. We had no borrowings under the credit line in 2012 or 2011.

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

          As discussed above in “Legislation,” until May 4, 2012, the Company’s table games were required by law to be “unbanked.” “Unbanked” refers to a wagering system or game where wagers “lost” or “won” by the host are accumulated into a player pool liability for purposes of enhancing the total amount paid back to players in any other card game. The Company could only serve as custodian of the player pool. It could not have an active interest in any card game and would not recognize net “wins” or “losses” as revenue. The Company was required to return accumulated player pool funds to the players through giveaways, promotional items, prizes or by other means. The player pool liability was $348,419 at December 31, 2012 compared to $128,393 at December 31, 2011. Although the change in law on May 4, 2012 allows the Company to conduct “banked” card games, in which customers play against the house, the Company currently only operates unbanked games and has no plans to offer banked games in the near future.

          The Card Casino offers progressive jackpots for poker games. Amounts collected for these jackpot funds are accrued as liabilities until paid to winners. At December 31, 2012, accrued jackpot funds totaled $468,195 compared to $557,405 at December 31, 2011. The MRC regulates the operation of the player pool and progressive jackpot pools. These liabilities have the potential for significant fluctuation on a daily basis.

          All games in the Card Casino are played using chips. The value of chips issued and outstanding, referred to as the “outstanding chip liability,” was $220,022 at December 31, 2012, compared to $145,220 at December 31, 2011. This liability has the potential for significant fluctuation on a daily basis depending upon the demand for chip redemptions and sales.

          Our second largest individual operating expense item is purse expense. Pursuant to an agreement with the MHBPA, we transferred into a trust account or paid directly to the MHBPA approximately $5,175,000 and $5,235,000 in purse funds for the years ended December 31, 2012 and 2011, respectively. Minnesota Statutes specify that amounts transferred into trust are the property of the trust and not the Company. Unpaid purse fund obligations due the MHBPA were $548,300 and $158,616 at December 31, 2012 and 2011, respectively.

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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

          In March 2008, the Company entered into a six-year service agreement with its totalizator provider. Pursuant to the agreement, the vendor provides totalizator equipment and computer programs which record and process all wagers and calculate odds and payoffs. In April 2009, the Company entered into a four-year service agreement to outsource its information technology (IT) function. Amounts charged to operations under these agreements for the years ended December 31, 2012 and 2011 were $530,418 and $615,095, respectively.

          The Company has entered into operating leases for rental of office equipment, equipment to print certain publications, and track equipment to maintain the Racetrack. Amounts charged to operations under these agreements for the years ended December 31, 2012 and 2011 were $118,625 and $127,758, respectively. All such leases expire on or before December 31, 2014.

          Since December 31, 2012, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above. As of December 31, 2012, we had no borrowings pursuant to our line of credit and were not party to capital lease obligations, significant purchase obligations or other long-term obligations.

FORWARD-LOOKING STATEMENTS

          From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, we may make forward-looking statements concerning possible or anticipated future financial performance, prospective business activities or plans which are typically preceded by words such as “believes,” “expects,” “anticipates,” “intends” or similar expressions. For such forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could affect our actual results and cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: material fluctuations in attendance at the Racetrack, decline in interest in wagering on horse races at the Racetrack, at other tracks, or on unbanked card games offered at the Card Casino, competition from other venues offering unbanked card games or other forms of wagering, competition from other sports and entertainment options, increases in compensation and employee benefit costs, increases in the percentage of revenues allocated for purse fund payments, higher than expected expense related to new marketing initiatives, the impact of wagering products and technologies introduced by competitors, legislative and regulatory decisions and changes, the general health of the gaming sector, and other factors that are beyond our ability to control or predict.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Canterbury Park is not required to provide the information requested by this Item as it qualifies as a smaller reporting company.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)        Financial Statements

The following financial statements of the Company are set forth on pages 31 through 50 of the Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Canterbury Park Holding Corporation

We have audited the accompanying consolidated balance sheets of Canterbury Park Holding Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Canterbury Park Holding Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Minneapolis, Minnesota March 29, 2013

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2012 AND 2011

	2012	2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,384,983	$8,268,779
Restricted cash	1,605,789	1,146,163
Short-term investments	203,195	201,669
Accounts receivable, net of allowance of $27,773	412,440	540,167
Inventory	212,072	183,122
Prepaid expenses	488,999	682,404
Due from Minnesota horsemen associations	16,829	44,372
Deferred income taxes (Note 3)	425,100	315,200
Income taxes receivable	3,746	—
Total current assets	12,753,153	11,381,876

LONG-TERM ASSETS
Deposits	26,400	26,400
Land, buildings and equipment, net (Note 2)	22,119,959	22,776,115

	$34,899,512	$34,184,391

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,785,534	$2,432,818
Card Casino accruals	1,479,669	1,314,173
Accrued wages and payroll taxes	1,034,421	775,256
Due to MHBPA (Note 1)	548,300	158,616
Accrued property taxes	649,187	606,252
Payable to horsepersons	23,375	17,745
Income taxes payable
	—	97,000
Total current liabilities	6,520,486	5,401,860

LONG-TERM LIABILITIES
Deferred income taxes (Note 3)	1,254,300	1,309,000
Stock appreciation rights (Note 5)	239,788	—
Total long-term liabilities	1,494,088	1,309,000

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

STOCKHOLDERS’ EQUITY (Notes 4 and 5)
Common stock, $.01 par value, 10,000,000 shares authorized, 4,147,743 and 4,101,701, respectively, shares issued and outstanding	41,477	41,017
Additional paid-in capital	16,903,245	16,413,468
Retained earnings	9,940,216	11,019,046
Total stockholders’ equity	26,884,938	27,473,531

	$34,899,512	$34,184,391

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

OPERATING REVENUES:
Pari-mutuel	$10,166,070	$9,512,476
Card Casino	25,998,433	23,384,552
Concessions	6,002,202	5,042,387
Other	3,493,554	2,847,966
Total Revenues	45,660,259	40,787,381
Less: Promotional allowances	(199,612)	(200,955)
Net Revenues	45,460,647	40,586,426
OPERATING EXPENSES:
Purses	6,147,149	5,578,949
Minnesota Breeders’ Fund	828,157	761,929
Other pari-mutuel expenses	1,519,996	1,412,084
Salaries and benefits	19,221,659	17,476,580
Cost of concession and other sales	3,355,493	2,950,202
Depreciation	1,772,760	1,894,277
Utilities	1,177,359	1,139,332
Advertising and marketing	1,495,186	1,090,772
Other	7,983,114	7,235,400
Total Operating Expenses	43,500,873	39,539,525

INCOME FROM OPERATIONS	1,959,774	1,046,901

OTHER (EXPENSE) INCOME:
Interest expense	—	(802)
Interest income	6,702	6,650
Net Other Income	6,702	5,848

INCOME BEFORE INCOME TAXES	1,966,476	1,052,749

Income tax expense (Note 3)	(950,112)	(655,082)

NET INCOME	$1,016,364	$397,667

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,130,738	4,084,762

WEIGHTED AVERAGE NUMBER OF DILUTIVE SHARES OUTSTANDING	4,165,401	4,133,339

BASIC NET INCOME PER COMMON SHARE (Note 6)	$.25	$.10

DILUTED NET INCOME PER COMMON SHARE (Note 6)	$.24	$.10

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2012 AND 2011

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

Balance at December 31, 2010	4,053,660	$40,537	$15,883,899	$10,621,379	$26,545,815

Exercise of stock options	45,640	456	213,214	—	213,670
Stock-based compensation	—	—	233,541	—	233,541
Tax benefit from exercise of stock options	—	—	61,300	—	61,300
Shares issued under Employee Stock Purchase Plan	2,401	24	21,514		21,538
Net income	—	—	—	397,667	397,667

Balance at December 31, 2011	4,101,701	$41,017	$16,413,468	$11,019,046	$27,473,531

Cash dividend paid	—	—	—	(2,072,227)	(2,072,227)
Exercise of stock options	24,985	250	176,813	—	177,063
Stock-based compensation	—	—	212,459	—	212,459
Tax benefit from exercise of stock options	—	—	32,458	—	32,458
Common stock repurchases	(3,867)	(39)	(15,429)	(22,967)	(38,435)
Issuance of restricted stock	16,820	168	(168)	—	—
Shares issued under Employee Stock Purchase Plan	8,104	81	83,644	—	83,725
Net income	—	—	—	1,016,364	1,016,364
Balance at December 31, 2012	4,147,743	$41,477	$16,903,245	$9,940,216	$26,884,938

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
Operating Activities:
Net income	$1,016,364	$397,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,772,760	1,894,277
Stock–based compensation expense	212,459	233,541
Gain on disposal of assets	—	(1,400)
Tax benefit from exercise of stock options	(32,458)	(61,300)
(Decrease) increase in deferred income taxes	(164,600)	362,300
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	127,727	(145,853)
(Increase) decrease in restricted cash	(459,626)	195,493
Decrease (increase) in other current assets	164,454	(130,731)
(Increase) decrease in income taxes receivable	(68,288)	540,198
Increase in accounts payable and accrued wages & payroll taxes	617,605	266,884
Increase in stock appreciation rights	239,788	—
Increase (decrease) in Card Casino accruals	165,496	(119,625)
Increase in accrued property taxes	42,935	43,903
Increase (decrease) in payable to horsepersons	5,630	(3,806)
Increase (decrease) in due to MHBPA	417,227	(30,107)
Net cash provided by operating activities	4,057,473	3,441,441

Investing Activities:
Additions to land, buildings and equipment	(1,122,328)	(720,363)
Proceeds from sale of equipment	—	1,400
Proceeds from redemption of investments	—	29,430
Purchase of investments	(1,526)	(231,099)
Net cash used in investing activities	(1,123,854)	(920,632)

Financing Activities:
Cash dividend paid to shareholders	(2,072,227)	—
Common stock repurchase	(38,435)	—
Proceeds from issuance of common stock	260,789	235,208
Tax benefit from exercise of stock options	32,458	61,300
Net cash (used in) provided by financing activities	(1,817,415)	296,508

Net increase in cash and cash equivalents	1,116,204	2,817,317

Cash and cash equivalents at beginning of year	8,268,779	5,451,462

Cash and cash equivalents at end of year	$9,384,983	$8,268,779

Non-cash investing and financing activities:
Additions to buildings and equipment funded through accounts payable	$23,562	$29,286
Proceeds from issuance of common stock funded through shares swapped	$—	$210,470
Supplemental disclosure of cash flow information:
Income taxes paid (refunded), net of amount (refunded) paid	$1,183,000	$(247,436)

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012 AND 2011

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Canterbury Park Holding Corporation (the “Company”) was incorporated on March 24, 1994 and conducts pari-mutuel wagering operations and hosts “unbanked” card games at its Canterbury Park Racetrack and Card Casino facility (the “Racetrack”) in Shakopee, Minnesota.

The Company’s pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack each year from May until September and year-round wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”). Unbanked card games, in which patrons compete against each other, are hosted in the Card Casino at the Racetrack. The Card Casino operates 24 hours a day, seven days a week. The Card Casino offers both poker and table games at up to 80 tables, which is the maximum number of tables permitted by Minnesota law. The Company also derives revenues from related services and activities, such as concessions, parking, advertising, publication sales, operation of an RV park and from other entertainment events held at the Racetrack.

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

Cash and Cash Equivalents – Cash and cash equivalents include all investments with original maturities of three months or less or which are readily convertible into known amounts of cash and are not legally restricted. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Restricted Cash – Restricted cash represents refundable deposits and amounts due to horsemen for purses, stakes and awards, and amounts accumulated in card game progressive jackpot pools, the player pool and poker promotional fund to be used to repay card players in the form of promotions, giveaways, prizes, or by other means.

Short-term Investments – Securities are classified as held to maturity when the Company has the positive intent and ability to hold them to maturity, and are measured at amortized cost. At December 31, 2012 and December 31, 2011, all investments were classified as held-to-maturity. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in earnings. Short-term investments consist of certificates of deposits at December 31, 2012 and December 31, 2011. Amortized cost approximated fair value for both periods.

Accounts Receivable – Accounts receivable are initially recorded for amounts due from other tracks for simulcast revenue, net of amounts due to other tracks, and for amounts due from customers related to special events. Credit is granted in the normal course of business without collateral. Accounts receivable are stated net of allowances for doubtful accounts, which represent estimated losses resulting from the inability of customers to make the required payments. Accounts that are outstanding longer than the contractual terms are considered past due. When determining the allowances for doubtful accounts, we take several factors into consideration including the overall composition of the accounts receivable aging, our prior history of accounts receivable write-offs, the type of customers and our day-to-day knowledge of specific customers. We write off accounts receivable when they become uncollectible. Changes in the allowances for doubtful accounts are recorded as bad debt expense and are included in other operating expenses in our consolidated statements of operations.

Inventory – Inventory consists primarily of food and beverages, small wares and supplies and retail goods and are recorded at the lower of cost (first-in, first-out) or market.

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

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) – The Minnesota Pari-mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, approximately $5,175,000 and $5,235,000 for the years ended December 31, 2012 and 2011, respectively, related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company.

Impairment of Long-Lived Assets – Management of the Company periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected future net undiscounted cash flows. Should the sum of the related expected future net cash flows be less than the carrying value, management will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. Management has determined that no impairment of these assets exists at December 31, 2012.

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

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

Interest and penalties associated with uncertain income tax positions are presented in income tax expense. For the years ended December 31, 2012 and 2011, we did not recognize any expense related to interest and penalties. Additionally, we do not have any amounts accrued at December 31, 2012 for the payment of interest and penalties.

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

Stock Based Employee Compensation – The Company accounts for share based compensation awards on a fair value basis. The estimated grant date fair value of each stock-based award is recognized as expense over the requisite service period (generally the vesting period). The estimated fair value of each option is calculated using the Black-Scholes option-pricing model.

For more information on our stock-based compensation plans, see Note 5.

2.	LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment, at cost, consists of the following at December 31:

	2012	2011

Land	$6,673,076	$6,673,076
Buildings and building improvements	20,559,125	20,196,599
Furniture and equipment	16,909,702	16,270,494
	44,141,903	43,140,169
Accumulated depreciation	(22,021,944)	(20,364,054)
	$22,119,959	$22,776,115

3.	INCOME TAXES

A reconciliation between income taxes computed at the statutory federal income tax rate and the effective tax rate is as follows:

	2012	2011

Federal tax expense at statutory rates	$668,602	$357,935
Nondeductible lobbying expense	102,332	179,263
State expense, net of federal impact	155,738	114,799
Stock option expense	22,862	28,942
Other	578	(25,857)
	$950,112	$655,082

Income tax expense for the years ended December 31, 2012 and 2011 consists of the following:

	2012	2011
Current
Federal	$864,576	$533,847
State	250,136	16,171
	1,114,712	550,018
Deferred, primarily Federal	(164,600)	105,064
	$950,112	$655,082

Deferred income tax expense differs from the actual change in the net deferred tax liability in 2011 due to a federal net operating loss carryback. The Company recovered approximately $257,236 in federal taxes paid in a prior tax year in November 2011.

Deferred income taxes reflect the available tax carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets
Vacation accrual	$68,800	$66,900
Player rewards program accrual	252,700	224,400
Stock options	259,700	143,800
Net operating loss carryforwards	—	25,200
Other	103,600	38,300
Total deferred tax assets	$684,800	$498,600

Deferred tax liabilities
Tax depreciation greater than book depreciation	$(1,410,000)	$(1,388,400)
Deferred gain on sale of land	(104,000)	(104,000)
Total deferred tax liability	$(829,200)	$(993,800)

The Company is subject to U.S. and Minnesota taxation. The Company is no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2008.

4.	STOCKHOLDERS’ EQUITY

Employee Stock Purchase Plan:

On April 3, 1995, the Board of Directors adopted an Employee Stock Purchase Plan (the “ESPP”). The ESPP is open to all employees of the Company working more than 15 hours per week. Pursuant to Board action taken in September 2011, the ESPP was amended to consist of three-month phases. From the plan inception date until September 30, 2011, the ESPP consisted of one-year phases. The first phase using the amended ESPP commenced on October 1, 2011 and under the terms of the plan, employees are allowed to set aside a portion of their payroll earnings to purchase shares of the Company’s common stock. Pursuant to Board action taken on June 2, 2012, and effective during the third quarter of 2012, the discount offered to employees as part of the ESPP was raised from 5% to 10%. The plan provides for the sale of up to 350,000 shares. The plan issued 8,153 and 2,401 shares in 2012 and 2011, respectively. The ESPP has issued a total of 252,739 shares since its inception.

401(k) Plan:

On June 1, 1998 the Company established a defined contribution savings plan for employees who had completed one year of service, as defined in the Plan document. The defined contribution savings plan allows for employee compensation deferral contributions under Section 401(k) of the Internal Revenue Code and discretionary contributions by the Company. In January 2009, the Company suspended its employer contributions for fiscal 2009. In March 2011, the Company reinstated its discretionary contribution match. Employer contributions charged to operations for the years ended December 31, 2012 and 2011 were $120,345 and $82,997, respectively.

Employee Stock Ownership Plan:

In December 2004, the Company’s Board of Directors approved an Employee Stock Ownership Plan (the “ESOP”) effective for calendar years beginning January 1, 2004. All eligible employees of the Company participate in the ESOP after completing one full calendar year of service. Contributions to the ESOP are determined by the Board of Directors and can be made in cash or shares of the Company’s common stock. Annual contributions are allocated to each participant based on compensation and vest in accordance with a six year graded vesting schedule. Compensation expense for the ESOP is determined based on the average fair value of shares on the date the Company commits to the contribution to the ESOP. For the purposes of earnings per share, ESOP shares are included in weighted-average common shares outstanding at year-end as the shares are committed to be contributed on that date. On October 24, 2008, the Company suspended its ESOP contribution for fiscal 2008. Subsequent to the year ended December 31, 2012, the Company’s Board of Directors approved action to combine the ESOP with the 401(k) Plan to create a KSOP Plan. This KSOP plan will allow the Company to match contributions from its employees in the form of company stock should it so choose.

Stock Repurchase Plan:

On August 24, 2012, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 100,000 shares of the Company’s common stock pursuant to Exchange Act Rule 12b-18. During 2012, the Company repurchased 3,867 shares of common stock at an average price of $9.94 for an aggregate purchase price of $38,435. The Company did not repurchase any shares in 2011.

5.	STOCK BASED COMPENSATION

Stock Options:

The Company’s 1994 Stock Plan (the “Plan”) provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and non-employees, including directors of and consultants to the Company and any subsidiary, to purchase up to a maximum of 1,450,000 shares of common stock. The Company currently has 184,430 shares available for grant under the Plan. Options that are granted under the Plan may be either options that qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (Incentive Stock Options), or those that do not qualify as Incentive Stock Options (Non-Qualified Stock Options). The Plan is administered by the Board of Directors which determines the persons who are to receive awards under the Plan, the type of award to be granted, the number of shares subject to each award and, if an option, the exercise price of each option. The Plan also provides for formula grants of Non-Qualified Stock Options to non-employee directors and consultants of the Company.

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

Stock option activity related to the Plan during the years ended December 31, 2012 and 2011 is summarized below:

	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	318,002	$9.89	368,437	$9.21

Granted	—	—	15,000	13.30
Exercised	(24,985)	7.09	(62,185)	6.82
Expired/Forfeited	(750)	6.76	(3,250)	7.23

Outstanding at end of year	292,267	$10.13	318,002	$9.89

Options exercisable at end of year	272,142	$10.27	257,252	$10.44

The grant-date fair value of options outstanding and exercisable at December 31, 2012 and 2011 was $1,115,000 and $1,091,000, respectively. The weighted average remaining contractual term of these options is 5.2 and 5.8 years, respectively.

The weighted-average grant-date fair value of options granted during 2011 was $93,750. There were no options granted in 2012. The total fair value of options exercised during the years ended December 31, 2012 and 2011 was $74,000 and $229,000, respectively. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $32,000 and $61,000 for 2012 and 2011, respectively.

The following table summarizes information concerning all options outstanding and options exercisable as of December 31, 2012:

Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$5.00 – 7.50	92,267	6.3	$6.22	92,267	$6.22
$7.51 – 11.25	80,500	7.1	$8.33	60,375	$8.35
$11.26 – 16.50	90,000	4.0	$13.52	90,000	$13.52
$16.51 – 17.25	29,500	1.6	$16.94	29,500	$16.94
Total	292,267	5.3	$10.13	272,142	$10.27

Board of Director Stock Option and Restricted Stock Grants

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

The Company used the Black-Scholes method to measure the compensation cost for these stock options. The Black-Scholes method requires the use of significant assumptions to estimate the fair value of the stock option awards. The expected term of the Board of Director options was calculated using the simplified method. The expected volatility was calculated primarily with reliance on historical volatility rates. For the 2011 grant, the Company used an adjusted dividend yield rate to reflect the expectation that no dividends would be declared. The risk-free rate utilized in the Black-Scholes calculations was the U.S. Constant Maturity Treasury Security for the period equivalent to the expected term of the option.

The fair value of options granted under the 1994 Stock Plan in 2011 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions and results; no stock options were granted in 2012:

2011
Dividend yield	0.00%
Expected volatility	50%
Risk-free interest rate	2.02%
Expected term of options in years	5.5
Fair value of options on grant date	$93,750

Pursuant to Board action taken on April 15, 2011 and shareholder approval on June 2, 2011, the Company’s Stock Plan was amended to authorize annual grants of restricted stock or stock options, or both, as determined by the Board, and, pursuant to the amended Stock Plan, on June 2, 2011, 1,000 shares of restricted stock were granted to each of the five non-employee members of the Board of Directors with a price per share equal to the market price on the date of grant of $14.66. The restricted stock vested after one year and is subject to restrictions on resale for an additional year. The compensation cost associated with the total grant of 5,000 shares was $73,300 that was recognized as expense over the one-year vesting period. Also pursuant to the amended Stock Plan, on June 7, 2012, 2,364 shares of restricted stock were granted to each of the five non-employee members of the Board of Directors with a price per share equal to the market price on the date of grant of $12.69. The restricted stock will vest 100% after one year and will be subject to restrictions on resale for an additional year. The compensation cost associated with the total grant of 11,820 shares is $149,996 that will be recognized as expense over the one-year vesting period. As of December 31, 2012, total compensation cost related to this issuance of restricted stock not yet recognized was $62,498, which is expected to be recognized over the next 0.4 years on a weighted-average basis.

Employee Stock Option Grants

On April 23, 2009, 100,000 options were granted to employees with an exercise price equal to the market price on the date of grant of $6.00. The stock options vested over a 42-month period and expire in ten years. The compensation cost associated with this grant of employee options was $92,555 and was recognized as expense over the 42-month vesting period. The compensation cost related to these employee option awards included in salaries and benefits expense was $22,037 and $26,444 for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, there was no unrecognized compensation cost related to these stock options.

Additionally, on February 25, 2010, 86,500 options were granted to employees with an exercise price equal to the market price on the date of grant of $8.28. The stock options vest over a 42-month period and expire in ten years. The compensation cost associated with this grant of employee options is $282,355 to be recognized as expense over the 42-month vesting period. The compensation cost related to these employee option awards included in salaries and benefits expense for the years ended December 31, 2012 and 2011 was $70,589. As of December 31, 2012, there was $47,059 of total unrecognized compensation cost related to these stock options which is expected to be recognized over 0.7 years.

Employee Deferred Stock Award Grants

On September 8, 2011, 54,250 shares of deferred stock awards were granted to employees with a price per share equal to the market price on the date of grant of $9.27. The issuance of these deferred stock awards was contingent upon the Company obtaining legislation authorizing the operation of a Racino at Canterbury Park on or before December 31, 2012 and the Racino opening for business to the public pursuant to such legal authority by December 31, 2014. The Company will not recognize any compensation cost related to this grant as the Company did not obtain legislation authorizing the operation of a Racino at Canterbury Park on or before December 31, 2012.

Additionally, on December 13, 2012, 20,500 shares of deferred stock awards were granted to employees with a price per share equal to the market price on the date of grant of $9.84. The deferred stock awards vest over a four-year period. The compensation cost associated with this grant of employee options is $172,200 to be recognized as expense over the four-year vesting period. The compensation cost related to these employee option awards included in salaries and benefits expense for the years ended December 31, 2012 was $1,794. As of December 31, 2012, there was $170,406 of total unrecognized compensation cost related to these stock options which is expected to be recognized over 4.0 years.

Stock Appreciation Rights (“SARs”)

As part of the Cooperative Marketing Agreement (the “Agreement”) discussed in Note 14, on June 14, 2012, the Company signed a Stock Appreciation Rights Agreement (the “SAR Agreement”) and issued SARs to non-employees. The SAR Agreement granted rights to non-employees to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties. Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30. Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in January 2013. The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over the grant price. SARs have no effect on dilutive shares or shares outstanding as any appreciation of the Company’s common stock value over the grant price is paid in cash and not in common stock. The SAR Agreement and all rights granted expire on December 31, 2022.

The fair value of SARs is revalued (mark-to-market) each reporting period using the Black-Scholes valuation model based on the Company’s period-end stock price. The expected term of the SARs granted is based on the contractual term. Expected volatility is based on the historical volatility of the Company’s stock for the length of time corresponding to the expected term of the SARs. The expected dividend yield is based on the Company’s planned dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the reporting date for the length of time corresponding to the expected term of the SARs.

The following weighted-average assumptions were used in calculating the fair value of SARs granted during the year ended December 31, 2012, using the Black-Scholes valuation model; no SARs were granted during the year ended December 31, 2011:

Year Ended December 31, 2012
Expected dividend yield	0.00%
Expected weighted-average volatility	47.8%
Risk-free interest rate	1.65%
Expected term of SARs (in years)	10.25

There were no exercises during the year ended December 31, 2012. The total fair value of SARs at December 31, 2012 was $239,788.

Changes to the Company’s non-vested SARs during the year ended December 31, 2012, are as follows:

	SARs	Fair Value (*)
Non-vested SARs at December 31, 2011	—	—
Granted	165,000	$4.72
Vested	(15,000)	$4.72
Cancellations	—	—
Non-vested SARs at December 31, 2012	150,000	$4.72

* Weighted-average

6.	EARNINGS PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations:

	2012	2011

Net income (numerator) amounts used for basic and diluted per share computations:	$1,016,364	$397,667

Weighted average shares (denominator) of common stock outstanding:
Basic	4,130,738	4,084,762
Plus dilutive effect of stock options	34,663	48,577
Diluted	4,165,401	4,133,339

Net income per common share:
Basic	$.25	$.10
Diluted	.24	.10

Options to purchase 119,500 shares of common stock at an average of $14.36 per share were outstanding but not included in the computation of diluted EPS at December 31, 2012 because the options were out of the money at December 31, 2012.

Options to purchase 104,500 shares of common stock at an average of $14.80 per share were outstanding but not included in the computation of diluted EPS at December 31, 2011 because the options were out of the money at December 31, 2011.

7.	GENERAL CREDIT AGREEMENT

The Company has a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000. On May 6, 2012, the Company signed an amendment with Bremer Bank extending the expiration date from May 8, 2012 to May 5, 2013, while keeping previous provisions intact. The Company had no borrowings under this credit line at December 31, 2012 and December 31, 2011. The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements as of December 31, 2012.

8.	OPERATING LEASES AND COMMITMENTS

Purchase Obligations

In March 2008, the Company entered into a six-year service agreement with its totalizator provider. Pursuant to the agreement, the vendor provides totalizator equipment and computer programs which record and process all wagers and calculate odds and payoffs. In April 2009, the Company entered into a four-year service agreement to outsource its information technology (IT) function. Amounts charged to operations under these agreements for the years ended December 31, 2012 and 2011 were $530,418 and $615,095, respectively.

Operating Lease Obligations

The Company has entered into operating leases for rental of office equipment, equipment to print certain publications, and track equipment to maintain the Racetrack. Amounts charged to operations under these agreements for the years ended December 31, 2012 and 2011 were $118,625 and $127,758, respectively. All such leases expire on or before December 31, 2014. Future lease payment obligations under these leases are provided in the table below:

Lease Obligations	TOTAL	2013	2014

Operating Lease Obligations	$102,900	$94,600	$8,300

9.	CONTINGENCIES

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

Additionally, the Company entered into a Cooperative Marketing Agreement (“CMA”) with the Shakopee Mdewakanton Sioux Community, a federally recognized Indian tribe, which became effective on June 15, 2012. The CMA contains certain covenants which, if breached, would trigger an obligation to repay a substantial amount related to such covenant that is specified in the CMA. At this time, management believes that the likelihood that the breach of a covenant will occur and that the Company will be required to pay the specified amount related to such covenant is remote.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at December 31, 2012 and as of the date of this report will not have a material impact on our consolidated financial results of operations.

The Company has committed to payment of statutory distributions under a $500,000 bond issued to the Minnesota Racing Commission as required by Minnesota statute. The Company was not required to make any payments related to this bond in fiscal years 2012 and 2011, and there is no liability related to this bond on the balance sheet as of December 31, 2012.

10.	RELATED-PARTY TRANSACTIONS

The Company paid a total of $40,000 and $46,733 in 2012 and 2011, respectively, to the Chair and Vice Chair of the Company in consideration for the services they provided pursuant to consulting agreements.

11.	OPERATING SEGMENTS

The Company had three reportable operating segments: horse racing, Card Casino, and concessions. The horse racing segment primarily represents simulcast and live horse racing operations and the operation of an RV park. The Card Casino segment represents operations of Canterbury Park’s Card Casino, and the concessions segment represents food and beverage operations provided during simulcast and live racing, in the Card Casino, and during special events. The Company’s reportable operating segments are strategic business units that offer different products and services. They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services. The Minnesota Racing Commission regulates the horse racing and Card Casino segments.

Depreciation, interest expense and income taxes are allocated to the segments but no allocation is made to concessions for shared facilities. However, the concessions segment paid approximately 25% of gross revenues earned on live racing and special event days to the horse racing segment for use of the facilities in 2012 and 2011.

The following tables provide information about the Company’s operating segments (in 000’s):

	Year Ended December 31, 2012
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$13,451	$25,999	$6,011	$45,461

Intersegment revenues	498	—	1,548	2,046

Net interest income	7	—	—	7

Depreciation	1,076	561	136	1,773

Segment (loss) income before income taxes	(1,976)	4,246	905	3,175

	At December 31, 2012

Segment Assets	$31,950	$2,337	$12,538	$46,825

	Year Ended December 31, 2011
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$12,148	$23,385	$5,053	$40,586

Intersegment revenues	315	—	1,383	1,698

Net interest income	7	—	—	7

Depreciation	1,119	634	141	1,894

Segment (loss) income before income taxes	(2,000)	3,221	544	1,765

	At December 31, 2011

Segment Assets	$30,832	$2,838	$11,222	$44,892

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	2012	2011
Net revenues for reportable segments	$47,507	$42,284
Elimination of intersegment revenues	(2,046)	(1,698)
Total consolidated net revenues	$45,461	$40,586

Income before income taxes
Total segment income before income taxes	$3,175	$1,765
Elimination of intersegment income before income taxes	(1,209)	(712)
Total consolidated income before income taxes	$1,966	$1,053

	December 31, 2012	December 31, 2011
Assets
Total asset for reportable segments	$46,825	$44,892
Elimination of intercompany receivables	(11,925)	(10,708)
Total consolidated assets	$34,900	$34,184

12.	SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

Certain amounts included for the quarter ended September 30, 2012 have been reclassified to conform to 2012 year end presentation.

	2012 Quarter Ended:

	March 31	June 30	September 30	December 31

Net revenues	$9,608,710	$11,964,084	$13,787,685	$10,100,168

Operating expenses	8,603,751	12,257,434	13,401,106	9,238,582

Net income (loss)	532,504	(166,536)	202,034	448,362

Basic earnings (loss) per share	.13	(.04)	.05	.11

Diluted earnings (loss) per share	.13	(.04)	.05	.11

	2011 Quarter Ended:

	March 31	June 30	September 30	December 31

Net revenues	$8,307,810	$11,665,520	$10,917,762	$9,695,334

Operating expenses	7,670,842	11,691,019	11,217,248	8,960,416

Net income (loss)	210,555	(348,056)	230,132	305,036

Basic earnings (loss) per share	.05	(.09)	.06	.07

Diluted earnings (loss) per share	.05	(.09)	.06	.07

13.	SUSPENSION OF ALL OPERATIONS FROM JULY 1 TO JULY 20, 2011

Effective at midnight on June 30, 2011, the Company suspended all operations. This action stemmed from the inability of Minnesota’s Governor and Legislature to reach agreement on the State’s budget for the biennium beginning July 1, 2011. The inability to reach an agreement forced many state agencies to immediately shut down because no monies had been appropriated for their operations. The Minnesota Racing Commission (“MRC”), the agency which regulates Canterbury Park’s pari-mutuel and Card Casino gaming operations, was one of the many state agencies ordered to close, and, without this regulatory oversight, the Company was directed to cease all operations pending the appropriation of funds for the MRC. A budget agreement was approved on July 20, 2011 which included an appropriation for the MRC, and Canterbury Park resumed all operations on July 21, 2011. The suspension of operations until July 21, 2011 had a material, adverse effect on the Company’s results of operations for the year ending December 31, 2011.

14.	COOPERATIVE MARKETING AGREEMENT

On June 4, 2012, the Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”), a federally recognized Indian tribe. The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack over a 10 1/2 year term expiring December 31, 2022 in order to strengthen Minnesota’s horse industry. Under the terms of the CMA, SMSC contributed $2.7 million for purse enhancements in 2012 and, after 2012, will contribute the additional amounts listed below.

In addition, the Company and SMSC have also agreed in the CMA to partner in joint marketing efforts for their mutual benefit, including events, cooperative poker tournaments, joint promotions, player benefits, and signage. Under the CMA, SMSC paid the Company an additional $300,000 for 2012 marketing purposes and, after 2012, will pay the additional amounts listed below. After 2012, under the CMA, SMSC has agreed to make the following purse enhancement and marketing payments in the years 2013 through 2022:

Year	Horsemen Purse Enhancement	Canterbury Park Marketing Payment
2013	5,300,000	600,000
2014	5,840,000	660,000
2015	6,434,000	726,000
2016	7,087,400	798,600
2017	7,806,140	878,460
2018	8,000,000	900,000
2019	8,000,000	900,000
2020	8,000,000	900,000
2021	8,000,000	900,000
2022	8,000,000	900,000

The Company will not have any financial interest in any part of any purse enhancement payment. Therefore, purse enhancement payments will have no impact on the Company’s financial statements.

The amounts earned from the marketing payments will be recorded as a component of other revenue and the related expenses will be recorded as a component of marketing and advertising expense in the Company’s financial statements. For the year ended December 31, 2012, the Company recorded $112,857 in revenues and incurred $112,857 in expenses related to the 2012 marketing payment. The excess of amounts received over revenues is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheet.

As part of the CMA, and pursuant to a Stock Appreciation Rights Agreement (the “SAR Agreement”) dated June 14, 2012, the Company issued stock appreciation rights to SMSC. The SAR Agreement granted rights to SMSC to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties. Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30. Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in January 2013. The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over the grant price. The SAR Agreement and all rights granted expire on December 31, 2022. The liability related to these stock appreciation rights is recorded as a long-term liability and the Company recognizes the income or expense related to the fluctuation in the value of the stock appreciation rights against the revenues recorded relating to the marketing payment due to the nature of the agreement. Any excess expenses will be recognized as a component of other operating expenses. For the year ended December 31, 2012, the Company recognized $239,788 of expense related to these stock appreciation rights, of which $112,857 was recorded as an offset to revenue and $126,931 was recorded as other operating expenses. In the future, changes in the fair value of these stock appreciation rights will increase or decrease the stock appreciation rights liability, and the Company will recognize an additional offset to revenue or other operating expense related to these changes.

15.	SUBSEQUENT EVENTS

In August 2012, North Metro Harness Initiative (“NHMI”) initiated litigation against the MHBPA and the Company seeking to be relieved of its obligations to supplement purses at Canterbury Park under its Purse Supplement Agreement with the MHBPA. The Company believes the theories asserted by NHMI in its complaint against them are without merit, and the Company and the MHBPA have brought motions to dismiss NHMI’s lawsuit. In addition, both the Company and the MHBPA have moved for an order compelling arbitration of the claims in NHMI’s lawsuit, which is the only remedy permitted by the terms of the Purse Supplement Agreement. The Company believes this litigation will be resolved without material impact on the Company’s financial condition and results of operations.

In November of 2012, NMHI gave notice of their desire to terminate a simulcast agreement with the Company that had been in place since February 2008. This agreement allowed the Company to simulcast standardbred races at its facility and NMHI to simulcast quarter horse and thoroughbred races at its facility. The termination of this agreement became effective February 19, 2013, and, as a result, the Company is not currently able to simulcast standardbred races at its facility. However, the Company does not believe the inability to simulcast standardbred races will have a material, adverse effect on the Company.

Subsequent to December 31, 2012, the Company entered into multiple agreements with various vendors to both construct and put into service improved digital signage and customer relationship management software at the Racetrack in 2013. These enhancements will total approximately $2,225,000. The Company anticipates that some of these expenses will be paid for using a portion of the marketing payments received from SMSC (these payments are described in greater detail in Note 14 “Cooperative Marketing Agreement”). The Company has an agreement in principle that a portion of the marketing payments received annually will be applied to capital expenditures supporting the purposes of the CMA. The Company believes that unrestricted funds available in its cash accounts, funds generated from operations, and portions of marketing payments received from SMSC will be sufficient to satisfy these obligations.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2012. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2012.

(c)	Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended December 31, 2012, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not Applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Incorporated by Reference.

Information required under Item 401 (except as noted below), 405, 406, and 407 (c) (3), (d) (4), and (d) (5) of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 30, 2013 (the “2013 Proxy Statement”), a definitive copy of which will be filed with the Commission within 120 days of the close of the 2012 fiscal year, which information is incorporated herein by reference. Information required under Item 402 of Regulation S-K regarding executive officers is presented under Item 1(c)(x) herein.

Code of Ethics

The Company has adopted a code of ethics applicable to all employees of and consultants to the Company. A copy of the Code of Conduct can be obtained free of charge upon written request directed to the Company’s Secretary at the executive offices of the Company.

Item 11.	EXECUTIVE COMPENSATION

Information required under Item 402 of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s 2013 Proxy Statement which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under Item 201(d) and 403 of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s 2013 Proxy Statement which information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information, if any, required by Item 404 of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s 2013 Proxy Statement which information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of this Form 10-K and Item 9(e) of Schedule 14A will be set forth in a section entitled “The Company’s Auditors” in the Company’s 2013 Proxy Statement which information is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	(a).	The following Consolidated Financial Statements of Canterbury Park Holding Corporation and subsidiaries are included in Part II, Item 8 pages 31-50:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011

Notes to Consolidated Financial statements

	(b).	The exhibits listed on the “Exhibits Index” on pages 55 & 56 are filed with this Form 10-K or incorporated by reference in this report.

	(c).	No financial statement schedules are required by Item 8 and Item 15(c) of Form 10-K.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 29, 2013	CANTERBURY PARK HOLDING CORPORATION

		By	/s/ Randall D. Sampson
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

Signature	Title	Date

/s/ Curtis A. Sampson	Chairman of the Board	March 29, 2013
Curtis A. Sampson

/s/ Dale H. Schenian	Vice Chairman; Director	March 29, 2013
Dale H. Schenian

/s/ Randall D. Sampson	Chief Executive Officer, President,	March 29, 2013
Randall D. Sampson	General Manager, Treasurer, and Director

/s/ Patrick R. Cruzen	Director	March 29, 2013
Patrick R. Cruzen

/s/ Burton F. Dahlberg	Director	March 29, 2013
Burton F. Dahlberg

/s/ John L. Morgan	Director	March 29, 2013
John L. Morgan

/s/ Carin J. Offerman	Director	March 29, 2013
Carin J. Offerman

/s/ David C. Hansen	Chief Financial Officer* and Secretary	March 29, 2013
David C. Hansen

* Principal Accounting Officer

CANTERBURY PARK HOLDING CORPORATION

Exhibit Index To
Form 10-K for the Year Ended December 31, 2012

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

Filed as Exhibit 10.10 to the Form 10-KSB for the fiscal year ended December 31, 1998 and incorporated herein by reference.

10.11	Stock Purchase Savings Plan	Filed as Exhibit 10.11 to Form 10-KSB for the fiscal year ended December 31, 1997 and incorporated herein by reference.

10.13	Stock Option Plan for Non-Employee Consultants and Advisors	Filed as Exhibit 4.3 to the Registration Statement on Form S-8 of the Company filed on August 28, 1997 (File No. 333-34509) and incorporated herein by reference.

21	Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

24	Power of Attorney	Included in signature page at page 54.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 0f 2002	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

The exhibits referred to in this Exhibit will be supplied to a shareholder at a charge of $.25 per page upon written request directed to the Company’s Secretary at the executive offices of the Company.