Form 10-Q
period 2013-03-31
CANTERBURY PARK HOLDING CORP
filed 2013-05-15
CIK 926761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number: 001-31569

CANTERBURY PARK HOLDING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1775532
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or	Identification
Organization)	No.)

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
Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
YES	X	NO

The Company had 4,152,124 shares of common stock, $.01 par value, outstanding as of May 13, 2013.

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 AND DECEMBER 31, 2012 (Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,295,863	$9,384,983
Restricted cash	1,005,136	1,605,789
Short-term investments	203,581	203,195
Accounts receivable, net of allowance of $4,468 and $27,773, respectively	544,524	412,440
Inventory	191,303	212,072
Prepaid expenses	593,995	488,999
Deferred income taxes	330,400	425,100
Income taxes receivable	98,398	3,746
Due from Minnesota horsemen associations	—	16,829
Total current assets	13,263,200	12,753,153

LONG-TERM ASSETS
Deposits	26,400	26,400
Land, buildings and equipment, net of accumulated depreciation of $21,571,514 and $22,021,944, respectively	22,806,972	22,119,959
	$36,096,572	$34,899,512

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,821,933	$2,785,534
Card Casino accruals	1,435,657	1,479,669
Accrued wages and payroll taxes	1,075,480	1,034,421
Due to MHBPA	141,892	548,300
Accrued property taxes	811,007	649,187
Payable to horsepersons	54,686	23,375
Total current liabilities	7,340,655	6,520,486

LONG-TERM LIABILITIES
Deferred income taxes	1,198,900	1,254,300
Stock appreciation rights	304,032	239,788
Total long-term liabilities	1,502,932	1,494,088

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,150,285 and 4,147,743, respectively, shares issued and outstanding	41,503	41,477
Additional paid-in capital	16,984,458	16,903,245
Retained earnings	10,227,024	9,940,216
Total stockholders’ equity	27,252,985	26,884,938
	$36,096,572	$34,899,512

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
PERIODS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

	Three Months Ended March 31,
	2013	2012
OPERATING REVENUES:
Pari-mutuel	$1,576,958	$1,775,831
Card Casino	6,343,283	6,543,073
Concessions	847,426	932,794
Other	410,892	397,496
Total Revenues	9,178,559	9,649,194
Less: Promotional Allowances	(33,991)	(40,484)
Net Revenues	9,144,568	9,608,710

OPERATING EXPENSES:
Purse expense	865,113	921,731
Minnesota Breeders’ Fund	148,333	159,929
Other pari-mutuel expenses	328,935	352,824
Salaries and benefits	4,408,990	4,187,575
Cost of sales	524,866	535,044
Depreciation	446,640	473,580
Utilities	266,330	226,810
Advertising and marketing	181,323	195,812
Loss on disposal of assets	4,948	—
Other operating expenses	1,463,462	1,550,446
	8,638,940	8,603,751

INCOME FROM OPERATIONS	505,628	1,004,959

NONOPERATING REVENUES:
Interest income	1,101	1,114
	1,101	1,114

INCOME BEFORE INCOME TAXES	506,729	1,006,073

INCOME TAX EXPENSE	(215,648)	(473,569)

NET INCOME	$291,081	$532,504

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,149,437	4,109,121

WEIGHTED AVERAGE NUMBER OF DILUTIVE SHARES OUTSTANDING	4,170,767	4,160,229

BASIC NET INCOME PER COMMON SHARE	$.07	$.13

DILUTED NET INCOME PER COMMON SHARE	$.07	$.13

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating Activities:
Net income	$291,081	$532,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	446,640	473,580
Stock-based compensation expense	69,034	42,583
Increase (decrease) in deferred income taxes	39,300	(159,700)
Tax benefit from exercise of stock options	—	19,144
Loss on disposal of assets	4,948	—
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	600,653	(232,894)
Increase in accounts receivable	(132,084)	(202,326)
(Increase) decrease in other current assets	(84,227)	49,029
(Increase) decrease in income taxes receivable	(94,652)	368,980
Increase in accounts payable and accrued wages and payroll taxes	949,721	713,525
(Decrease) increase in Card Casino accruals	(44,012)	464,719
Increase in stock appreciation rights	64,244	—
Increase in accrued property taxes	161,820	151,173
Increase in payable to horsepersons	31,311	56,639
(Decrease) increase in due to MHBPA	(389,579)	3,478
Net cash provided by operating activities	1,914,198	2,280,434

Investing Activities:
Additions to buildings and equipment	(1,010,865)	(119,772)
Purchase of investments	(386)	—
Net cash used in investing activities	(1,011,251)	(119,772)

Financing Activities
Common stock repurchases	(7,509)	—
Proceeds from issuance of common stock	15,442	80,589
Tax benefit from exercise of stock options	—	19,144
Net cash provided by financing activities	7,933	99,733

Net increase in cash and cash equivalents	910,880	2,260,395

Cash and cash equivalents at beginning of period	9,384,983	8,268,779

Cash and cash equivalents at end of period	$10,295,863	$10,529,174

Supplemental disclosure of noncash investing and financing activities:
Additions to buildings and equipment funded through accounts payable	$151,299	$38,658

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$271,000	$226,000

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS PERIODS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of Canterbury Park Holding Corporation as of March 31, 2013 and December 31, 2012, the results of its operations and its cash flows for the three months ended March 31, 2013 and 2012. The condensed consolidated balance sheet as of December 31, 2012 was derived from the audited financial statements. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Results for an interim period are not necessarily indicative of results for a full year.

The complete summary of significant accounting policies is included in the notes to consolidated financial statements in the Company’s 2012 Annual Report on Form 10-K.

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

Short-term Investments – Securities are classified as held to maturity when the Company has the positive intent and ability to hold them to maturity, and are measured at amortized cost. At March 31, 2013 and December 31, 2012, all investments were classified as held-to-maturity. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in earnings. Short-term investments consist of certificates of deposits at March 31, 2013 and December 31, 2012. Amortized cost approximated fair value for both periods.

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

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) – The Minnesota Pari-mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, approximately $1,200,000 and $875,000 for the three-month periods ending March 31, 2013 and 2012, respectively related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company.

Impairment of Long-Lived Assets – Management of the Company periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected future net cash flows. Should the sum of the related expected future net cash flows be less than the carrying value, management will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. Management has determined that no impairment of these assets exists at March 31, 2013.

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

Interest and penalties associated with uncertain income tax positions are presented in income tax expense. For the three months ended March 31, 2013 and 2012, we did not recognize any expense related to interest and penalties. Additionally, we do not have any amounts accrued at March 31, 2013 for the payment of interest and penalties.

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

Stock based compensation is recorded at fair value as of the date of grant and included in the salaries and benefits expense line item on the consolidated statements of operations and amounted to $69,034 and $42,583 during the three months ended March 31, 2013 and 2012, respectively

Board of Director Restricted Stock Grants

Pursuant to Board action taken on April 15, 2011 and shareholder approval on June 2, 2011, the Company’s Stock Plan was amended to authorize annual grants of restricted stock or stock options, or both, as determined by the Board. Pursuant to the amended Stock Plan, on June 7, 2012, 2,364 shares of restricted stock were granted to each of the five non-employee members of the Board of Directors. The restricted stock will vest 100% after one year and will be subject to restrictions on resale for an additional year. The compensation cost related to this total restricted stock grant of 11,820 shares for the three months ended March 31, 2013 was $37,499. As of March 31, 2013, there was $24,999 of total unrecognized compensation cost related to this restricted stock grant which is expected to be recognized over 0.2 years.

Additionally, on January 4, 2013, 1,250 shares of restricted stock were granted to a newly named non-employee member of the Board of Directors. The restricted stock will vest 100% after one year and will be subject to restrictions on resale for an additional year. The compensation cost related to this restricted stock grant of 1,250 shares for the three months ended March 31, 2013 was $3,125. As of March 31, 2013, there was $9,375 of total unrecognized compensation cost related to this restricted stock grant which is expected to be recognized over 0.8 years.

Employee Stock Option and Deferred Stock Award Grants

On February 25, 2010, 86,500 options were granted to employees with an exercise price equal to the market price on the date of grant of $8.28. The stock options vest over a 42-month period and expire in ten years. The compensation cost associated with this grant of employee options is $282,355 to be recognized as expense over the 42-month vesting period. The compensation cost related to these employee option awards included in salaries and benefits expense for the three months ended March 31, 2013 and 2012 was $17,647. As of March 31, 2013, there was $29,412 of total unrecognized compensation cost related to these stock options which is expected to be recognized over 0.4 years.

Additionally, on December 13, 2012, 20,500 shares of deferred stock awards were granted to employees with a price per share equal to the market price on the date of grant of $9.84. The deferred stock awards vest ratably over a four-year period. The compensation cost associated with this grant of employee options is $172,200 to be recognized as expense over the four-year vesting period. The compensation cost related to these employee deferred stock awards included in salaries and benefits expense for the three months ended March 31, 2013 was $10,763. As of March 31, 2013, there was $159,644 of total unrecognized compensation cost related to these deferred stock awards which is expected to be recognized over 4.0 years.

The number of shares that may be issued pursuant to restricted stock granted and the weighted average fair value during the periods presented were:

	Three Months Ended
	March 31, 2013		March 31, 2012
	Grant	Weighted Average Fair Value Per Share	Grant	Weighted Average Fair Value Per Share

Board restricted stock	1,250	$10.00	—	$—

Total shares	1,250		—

A summary of stock option activity as of March 31, 2013 and changes during the three months then ended is presented below:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Grant Date Fair Value

Outstanding at January 1, 2013	292,267	$10.13

Granted	—	—
Exercised	—	—
Expired/Forfeited	(15,000)	$13.86

Outstanding at March 31, 2013	277,267	$9.93	5.4 Years	$2,753,697

Exercisable at March 31, 2013	257,142	$10.06	5.3 Years	$2,587,062

A summary of stock option activity as of March 31, 2012 and changes during the three months then ended is presented below:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Grant Date Fair Value

Outstanding at January 1, 2012	318,002	$9.21

Granted	—	—
Exercised	(8,750)	$6.86
Expired/Forfeited	—	—

Outstanding at March 31, 2012	309,252	$9.97	6.1 Years	$3,083,652

Exercisable at March 31, 2012	236,190	$10.32	5.5 Years	$2,437,555

Employee Stock Ownership Plan

Prior to 2008, the Company contributed shares of its common stock to its Employee Stock Ownership Plan (the “ESOP”). However, no contributions have been made from January 1, 2008 to date, and the Company has not taken any action to reinstate contributions to the ESOP. During the first quarter of 2013, the Company’s Board of Directors approved action to combine the ESOP with the 401(k) Plan to create a KSOP Plan. This KSOP Plan will allow the Company to use Company stock to match contributions from its employees should it so choose.

Employee Stock Purchase Plan

On April 3, 1995, the Board of Directors adopted an Employee Stock Purchase Plan (the “ESPP”). Pursuant to Board action taken in September 2011, the ESPP was amended so that stock is issued in three-month phases. The plan issued 2,101 shares during the first quarter of 2013 and 1,958 shares during the first quarter of 2012. The ESPP has issued a total of 254,851 shares since its inception. Pursuant to Board action taken on June 2, 2012, and effective during the third quarter of 2012, the discount offered to employees as part of the ESPP was raised 5% to 10%.

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

The fair value of SARs is revalued (mark-to-market) each reporting period using the Black-Scholes valuation model based on the Company’s period-end stock price. The expected term of the SARs granted is based on the contractual term. Expected volatility is based on the historical volatility of the Company’s stock for the length of time corresponding to the expected term of the SARs. The expected dividend yield is based on the Company’s anticipated dividend payments. The risk-free interest rate is based on the U.S. treasury yield curve in effect as of the reporting date for the length of time corresponding to the expected term of the SARs.

The following weighted-average assumptions were used in calculating the fair value of SARs for the three-month period ended March 31, 2013, using the Black-Scholes valuation model; no SARs were granted during the three-month period ended March 31, 2013:

March 31, 2013
Expected dividend yield	0.00%
Expected weighted-average volatility	47.9%
Risk-free interest rate	1.77%
Expected term of SARs (in years)	9.75

There were no exercises during the three-month period ended March 31, 2013. The total fair value of SARs at March 31, 2013 was $304,032.

Changes to the Company’s non-vested SARs during the three-month period ended March 31, 2013, are as follows:

	SARs	Fair Value (*)
Non-vested SARs at December 31, 2012	150,000	$5.24
Granted	—	—
Vested	(15,000)	$5.03
Cancellations	—	—
Non-vested SARs at March 31, 2013	135,000	$5.03

* Weighted-average

3.	EARNINGS PER SHARE COMPUTATIONS

Basic net income per common share is based on the weighted average number of common shares outstanding during each period. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s potential common shares outstanding are stock options. Options to purchase 104,500 shares of common stock at an average price of $14.44 per share were outstanding but not included in the computation of diluted earnings per share for the three-month period ending March 31, 2013 because the options were out of the money at March 31, 2013. Options to purchase 119,500 shares of common stock at an average price of $14.36 per share were outstanding but not included in the computation of diluted earnings per share for the three-month period ending March 31, 2012 because the options were out of the money at March 31, 2012.

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the three and nine-month periods ending March 31, 2013 and 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Net income (numerator) amounts used for basic and diluted per share computations:	$291,081	$532,504

Weighted average shares (denominator) of common stock outstanding:
Basic	4,149,437	4,109,121
Plus dilutive effect of stock options	21,330	51,108
Diluted	4,170,767	4,160,229

Net income per common share:
Basic	$.07	$.13
Diluted	.07	.13

4.	GENERAL CREDIT AGREEMENT

The Company has a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000. On May 6, 2013, the Company signed an amendment with Bremer Bank extending the expiration date from May 5, 2013 to May 5, 2014, while keeping previous provisions intact. The Company had no borrowings under this credit line at March 31, 2013 and December 31, 2012. The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements as of March 31, 2013.

5.	OPERATING SEGMENTS

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the 2012 Annual Report on Form 10-K.

Depreciation, interest expense and income taxes are allocated to the segments but no allocation is made to concessions for shared facilities. However, the concessions segment pays approximately 25% of gross revenues earned on live racing and special event days to the horse racing segment for use of the facilities.

The following tables provide information about the Company’s operating segments (in 000’s):

	Three Months Ended March 31, 2013
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$1,954	$6,343	$848	$9,145

Intersegment revenues	45	—	337	382

Net interest income	1	—	—	1

Depreciation	277	135	35	447

Segment (loss) income before income taxes	(315)	955	(98)	542

	At March 31, 2013
Segment Assets	$33,473	$2,022	$12,601	$48,096

	Three Months Ended March 31, 2012
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$2,132	$6,543	$934	$9,609

Intersegment revenues	50	—	335	385

Net interest income	1	—	—	1

Depreciation	280	158	36	474

Segment (loss) income before income taxes	(132)	1,231	35	1,134

	At December 31, 2012
Segment Assets	$31,950	$2,337	$12,538	$46,825

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Three Months Ended March 31,
	2013	2012
Revenues
Total net revenue for reportable segments	$9,527	$9,994
Elimination of intersegment revenues	(382)	(385)
Total consolidated net revenues	$9,145	$9,609

Income before income taxes
Total segment income before income taxes	$542	$1,134
Elimination of intersegment income before income taxes	(35)	(128)
Total consolidated income before income taxes	$507	$1,006

	March 31, 2013	December 31, 2012
Assets
Total assets for reportable segments	$48,096	$46,825
Elimination of intercompany receivables	(11,999)	(11,925)
Total consolidated assets	$36,097	$34,900

6.	COMMITMENTS AND CONTINGENCIES

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

Additionally, the Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community, a federally recognized Indian tribe, which became effective on June 15, 2012. The CMA contains certain covenants which, if breached, would trigger an obligation to repay a specified amount related to such covenant. At this time, management believes that the likelihood that the breach of a covenant will occur and that the Company will be required to pay the specified amount related to such covenant is remote.

During the first quarter of 2013, the Company entered into multiple agreements with various vendors to both construct and put into service improved digital signage and customer relationship management software at the Racetrack in 2013. The cost of these enhancements will total approximately $2,225,000. The Company anticipates that some of these expenses will be paid for using a portion of the marketing payments received from SMSC (these payments are described in greater detail in Note 7 “Cooperative Marketing Agreement”). The Company has an agreement in principle that a portion of the marketing payments received annually will be applied to capital expenditures supporting the purposes of the CMA. The Company believes that unrestricted funds available in its cash accounts, funds generated from operations, and portions of marketing payments received from SMSC will be sufficient to satisfy these obligations.

The Company periodically is subject to claims or involved in legal proceedings arising in the normal course of business. At March 31, 2013, management believes that the resolution of any pending claims or legal proceedings will not have a material impact on the consolidated financial statements.

7.	COOPERATIVE MARKETING AGREEMENT

On June 4, 2012, the Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”), a federally recognized Indian tribe. The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack over a 10 1/2 year term expiring December 31, 2022 in order to strengthen Minnesota’s horse industry. Under the terms of the CMA, SMSC contributed $2.7 million in June of 2012 for purse enhancements in 2012 and also contributed $5.3 million in February of 2013 to be used for purse enhancements. After 2013, the SMSC plans to contribute the additional amounts listed below.

In addition, the Company and SMSC have also agreed in the CMA to partner in joint marketing efforts for their mutual benefit, including events, cooperative poker tournaments, joint promotions, player benefits, and signage. Under the CMA, SMSC paid the Company $300,000 in June of 2012 marketing purposes and $600,000 in February of 2013, and, after 2013, will pay the additional amounts listed below.

After 2013, SMSC has agreed to make the following purse enhancement and marketing payments in the years 2014 through 2022:

Year	Horsemen Purse Enhancement	Canterbury Park Marketing Payment

2014	5,840,000	660,000
2015	6,434,000	726,000
2016	7,087,400	798,600
2017	7,806,140	878,460
2018	8,000,000	900,000
2019	8,000,000	900,000
2020	8,000,000	900,000
2021	8,000,000	900,000
2022	8,000,000	900,000

The Company will not have any financial interest in any part of any purse enhancement payment. Therefore, purse enhancement payments will have no impact on the Company’s financial statements.

The amounts earned from the marketing payments will be recorded as a component of other revenue and the related expenses will be recorded as a component of marketing and advertising expense in the Company’s financial statements. For the three months ended March 31, 2013, the Company recorded $13,000 in revenues and incurred $13,000 in expenses related to the marketing payment. The excess of amounts received over revenues is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheet.

As part of the CMA, and pursuant to a Stock Appreciation Rights Agreement (the “SAR Agreement”) dated June 14, 2012, the Company issued stock appreciation rights to SMSC. The SAR Agreement granted rights to SMSC to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties. Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30. Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in January 2013. The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over the grant price. The SAR Agreement and all rights granted expire on December 31, 2022. The liability related to these stock appreciation rights is recorded as a long-term liability and the Company recognizes the income or expense related to the fluctuation in the value of the stock appreciation rights against the revenues recorded relating to the marketing payment due to the nature of the agreement. Any excess expenses will be recognized as a component of other operating expenses. For the quarter ended March 31, 2013, the Company recognized $64,244 of expense related to these stock appreciation rights, of which $13,000 was recorded as an offset to revenue and $51,244 was recorded as other operating expenses. In the future, changes in the fair value of these stock appreciation rights will increase or decrease the stock appreciation rights liability, and the Company will recognize an additional offset to revenue or other operating expense related to these changes.

8.	SUBSEQUENT EVENT

In August 2012, North Metro Harness Initiative (“NHMI”) initiated litigation against the MHBPA and the Company seeking to be relieved of its obligations to supplement purses at Canterbury Park under its Purse Supplement Agreement with the MHBPA. The Company believed the theories asserted by NHMI in its complaint against them were without merit, and the Company and the MHBPA brought motions to dismiss NHMI’s lawsuit. In addition, both the Company and the MHBPA moved for an order compelling arbitration of the claims in NHMI’s lawsuit, which is the only remedy permitted by the terms of the Purse Supplement Agreement. On May 2, 2013, the court ordered that NHMI’s claims against the Company be dismissed with prejudice, and the court further ordered that NMHI’s claims against the MHBPA be submitted to binding arbitration.

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

          The Card Casino at Canterbury Park currently hosts “unbanked” card games in which players compete against each other and not against the house, although recent changes to the law governing Card Casino operations authorize the Company to offer banked games in the future should it so choose. The Card Casino is open twenty-four hours a day, seven days a week. Under Minnesota law, the Company is required to pay up to 14% of gross Card Casino revenues to the Racetrack’s purse fund and the State of Minnesota Breeders’ Fund.

          The Company also generates revenues from other activities such as parking and admission fees and from the sale of food and beverage, programs and other racing publications, and corporate sponsorships. Additional revenues are derived from the use of the Racetrack facilities for special events, such as concerts and craft shows.

Operations Review for the Three Months Ended March 31, 2013 and March 31, 2012:

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

          The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA (defined below), which is a non-GAAP measure, for the three month periods ended March 31, 2013 and 2012:

     Summary of EBITDA Data:

	Three Months Ended March 31,
	2013	2012
Net income	$291,081	$532,504
Interest income, net of interest expense	(1,101)	(1,114)
Income tax expense	215,648	473,569
Depreciation	446,640	473,580
EBITDA	$952,268	$1,478,539

          EBITDA as a percentage of net revenues was 10.4% for the first three months ended March 31, 2013, as compared to 15.4% for the first three months ended March 31, 2012. This large decrease is mainly due to decreased net income.

          Total net revenues decreased $464,142, or 4.8%, during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This decrease is primarily attributable to decreases in pari-mutuel, Card Casino, and concessions revenue of 11.2%, 3.1%, and 9.2%, respectively. The Company feels that the decreases were partially a result of inclement weather in Minnesota and across the United States during the first quarter of 2013 as well as reduced discretionary income caused by an increase in payroll taxes that took effect January 1, 2013. See below for a further discussion of revenue.

     Summary of Pari-mutuel Data:

	Three Months Ended March 31,
	2013	2012
Simulcast racing days	90	91

On-track simulcast handle	$7,289,000	$8,033,000

Average daily handle	$81,000	$88,300

          Pari-mutuel revenue decreased $198,873, or 11.2%, in the three-month period ended March 31, 2013 compared to the same periods in 2012. Total handle wagered for the first three months of 2013 was down $745,000, or 9.3%, compared to the same period last year. The decrease is primarily attributable to inclement weather in Minnesota during the first quarter of 2013, which discouraged customers from visiting and wagering at our facility compared to unusually mild weather in the first quarter of 2012. Similar harsh weather in other parts of the United States in the first quarter of 2013 caused the cancellation of a significant number of races at racetracks simulcasting their signal to our racetrack as compared to mild weather during the first quarter of 2012 around the country, when there were minimal cancellations of races at racetracks simulcasting their signal to our racetrack.

     Summary of Card Casino Data:

	Three Months Ended March 31,
	2013	2012
Poker Games	$2,512,000	$2,776,000
Table Games	3,145,000	3,111,000
Total Collection Revenue	5,657,000	5,887,000

Other Revenue	686,000	656,000
Total Card Casino Revenue	$6,343,000	$6,543,000

Number of Days Offered	90	91
Average Revenue per Day	$70,500	$72,000

          Total Card Casino revenue decreased $199,790, or 3.1%, for the first three months of 2013 compared to the same period in 2012. The primary source of Card Casino revenue is a percentage of the wagers received from the players as compensation for providing the Card Casino facility and services, referred to as the “collection revenue.” Other revenue includes fees collected for the administration of tournaments, and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds. Poker collection revenue decreased $263,839, or 9.5%, compared to the first quarter of 2012. The Company believes that the year-over-year decrease in poker revenues is attributable to inclement weather in Minnesota during the first quarter of 2013 compared to unusually mild weather experienced during the first quarter of 2012. Also, the Company believes the reduction in discretionary income resulting from the increase in payroll taxes on January 1, 2013 adversely affected poker revenues. Table games collection revenue increased $33,940, or 1.1% compared to the first three months of 2012. The Company believes this increase was primarily due to an increased awareness of the Company’s various table games options which more than offset the adverse impact of inclement weather and reduced discretionary income of our customers in the first quarter. Total Card Casino revenues represented 69.4% and 68.1% of net revenues for the three-month periods ended March 31, 2013 and 2012, respectively.

          Concessions revenue decreased $85,368, or 9.2%, for the quarter ended March 31, 2013 compared to the same quarter in 2012. The decrease primarily reflects higher special event attendance in 2012 that drove more concessions sales.

          Total operating expenses in the first quarter of 2013 increased $35,189, or 0.4%, compared to the three-month period ended March 31, 2012. See below for a further discussion of operating expenses.

     Summary of Purse and Breeders’ Fund Expense:

			Minnesota
	Purse Expense		Breeders’ Fund Expense
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012

Card Casino	$583,253	$608,427	$64,806	$67,603

Simulcast Horse Racing	281,860	313,304	83,527	92,326

	$865,113	$921,731	$148,333	$159,929

          Total expense for statutory purses and the Minnesota Breeders’ Fund decreased 6.3% to $1,013,446 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease was due primarily to decreased pari-mutuel Card Casino revenue. Both purse and Breeders’ Fund expenses are determined by wagering levels on our Card Casino and live and simulcast racing. The inclement weather during the first quarter of 2013 resulted in a decrease in both purse and Breeders’ Fund expenses for the three-month period ended March 31, 2013 compared to the same period in 2012.

          Salaries and benefits increased $221,415, or 5.3%, compared to the first quarter of 2012. The increase is primarily due to annual increases in salaries and wages.

          Utilities increased $39,520, or 17.4%, compared to the first quarter of 2012. The increase is primarily attributable to increased utilities expense due to inclement weather during the first quarter of 2013 as compared to the unusually mild weather in the first quarter of 2012.

          Other operating expenses decreased $86,984, or 5.6%, compared to the first quarter of 2012. The decrease is primarily due to decreased lobbying expenditures in the first quarter of 2013 compared to the first quarter of 2012.

          Income before income taxes was $506,729, for the three months ended March 31, 2013 compared to $1,006,073 for the three months ended March 31, 2012. Income tax expense was $215,648 for the first quarter of 2013 compared to $473,569 for the first quarter of 2012, resulting in net income of $291,081 and $532,504 for 2013 and 2012, respectively.

Contingencies:

          As discussed below under “Cooperative Marketing Agreement”, on June 4, 2012, the Company entered into the CMA with the Shakopee Mdewakanton Sioux Community, a federally recognized Indian tribe, that became effective on June 15, 2012. The CMA contains certain covenants which, if breached, would trigger an obligation to repay a specified amount related to such covenant. At this time, management believes that the likelihood that the breach of a covenant in the CMA will occur and that the Company will be required to pay the specified amount related to such covenant is remote.

Liquidity and Capital Resources:

          Cash provided by operating activities for the three months ended March 31, 2012 was $1,914,198 and was due to several factors. First, the Company reported net income of $291,081. Additionally, the Company recorded depreciation of $446,640. Restricted cash also decreased $600,653, which was primarily due to the decrease in our player pool. A final factor contributing to the net cash provided by operating activities for the first quarter of 2013 was the increase in accounts payable and accrued wages and payroll taxes of $949,721, due primarily to an increase in deferred revenue related to the $600,000 marketing payment that was received in the first quarter of 2013. This is discussed in greater detail under “Cooperative Marketing Agreement” below. Cash provided by operating activities for the three months ended March 31, 2012 was $2,280,434 and was due to several factors. First, the Company reported net income of $532,504. Additionally, the Company recorded depreciation of $473,580. Card Casino accruals also increased $464,719, which was primarily due to the increase in our player pool related to increased table game activity. A final factor contributing to the net cash provided by operating activities for the first quarter of 2012 was the increase in accounts payable and accrued wages and payroll taxes of $713,525, due primarily to an increase in deferred revenue related to corporate partnerships that run the duration of our live race meet.

          Net cash used in investing activities for the first quarter of 2013 of $1,011,251 was used primarily for the purchase of digital signage and customer relationship management equipment at the Racetrack. Net cash used in investing activities for the first quarter of 2012 of $119,772 was used primarily for a variety of equipment purchases.

          Net cash provided by financing activities during the first three months of 2013 consisted of proceeds received upon the issuance of common stock relating to ESPP purchases of $15,442, slightly offset by common stock repurchases of $7,509. Net cash provided by financing activities during the first three months of 2012 consisted of purchases of stock through the Employee Stock Purchase Plan and proceeds received upon the exercise of stock options of $80,589 and the related tax benefit of $19,144 from the exercise of those options.

          The Company has a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000 until May 5, 2014 with interest at the prime rate but not less than 4.5% per annum. The Company had no borrowings under the line of credit at March 31, 2013 or December 31, 2012. This credit agreement contains covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements at all times throughout the quarter ended March 31, 2013.

          The Company’s cash and cash equivalent balance at March 31, 2013 was $10,295,863 compared to $9,384,983 at December 31, 2012. The Company believes that funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements for regular operations during 2013.

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

          Our significant accounting policies are included in Note 1 to our consolidated financial statements in our 2012 Annual Report on Form 10-K. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

          Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 63.2% of our total assets at March 31, 2013. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected future net cash flows. If the sum of the related expected future net cash flows is less than the carrying value, we will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. To date, we have determined that no impairment of these assets exists.

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

          Implementation of the amended law will occur in stages. The Company has increased the number of tables hosting live play from 50 to approximately 60 to accommodate customers during peak periods, has offered higher betting limits to accommodate demand, and has expanded poker tournaments as well. Additional expansion will be implemented based on market demand. However, the Company has no immediate plans to offer banked games. While the amount of incremental revenue and purse enhancements that may be available due to flexibility provided under the amended law is not yet fully known, management believes the new law will enable the Company to better meet customer demand and grow Card Casino revenues.

Cooperative Marketing Agreement:

          On June 4, 2012, the Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”), a federally recognized Indian tribe. The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack over a 10 1/2 year term expiring December 31, 2022 in order to strengthen Minnesota’s horse industry. Under the terms of the CMA, SMSC contributed $2.7 million in June of 2012 for purse enhancements in 2012 and also contributed $5.3 million in February of 2013 to be used for purse enhancements. After 2013, the SMSC plans to contribute the additional amounts listed below.

          In addition, the Company and SMSC have also agreed in the CMA to partner in joint marketing efforts for their mutual benefit, including events, cooperative poker tournaments, joint promotions, player benefits, and signage. Under the CMA, SMSC paid the Company $300,000 in June of 2012 for marketing purposes and $600,000 in February of 2013, and, after 2013, will pay the additional amounts listed below.

After 2013, SMSC has agreed to make the following purse enhancement and marketing payments in the years 2014 through 2022:

Year	Horsemen Purse Enhancement	Canterbury Park Marketing Payment

2014	5,840,000	660,000
2015	6,434,000	726,000
2016	7,087,400	798,600
2017	7,806,140	878,460
2018	8,000,000	900,000
2019	8,000,000	900,000
2020	8,000,000	900,000
2021	8,000,000	900,000
2022	8,000,000	900,000

          The Company will not have any financial interest in any part of any purse enhancement payment. Therefore, purse enhancement payments will have no impact on the Company’s financial statements.

          The amounts earned from the marketing payments will be recorded as a component of other revenue and the related expenses will be recorded as a component of marketing and advertising expense in the Company’s financial statements. For the three months ended March 31, 2013, the Company recorded $13,000 in revenues and incurred $13,000 in expenses related to the marketing payment. The excess of amounts received over revenues is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheet.

          As part of the CMA, and pursuant to a Stock Appreciation Rights Agreement (the “SAR Agreement”) dated June 14, 2012, the Company issued stock appreciation rights to SMSC. The SAR Agreement granted rights to SMSC to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties. Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30. Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in January 2013. The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over the grant price. The SAR Agreement and all rights granted expire on December 31, 2022. The liability related to these stock appreciation rights is recorded as a long-term liability and the Company recognizes the income or expense related to the fluctuation in the value of the stock appreciation rights against the revenues recorded relating to the marketing payment due to the nature of the agreement. Any excess expenses will be recognized as a component of other operating expenses. For the quarter ended March 31, 2013, the Company recognized $64,244 of expense related to these stock appreciation rights, of which $13,000 was recorded as an offset to revenue and $51,244 was recorded as other operating expenses. In the future, changes in the fair value of these stock appreciation rights will increase or decrease the stock appreciation rights liability, and the Company will recognize an additional offset to revenue or other operating expense related to these changes.

Forward-Looking Statements:

          From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may make forward-looking statements concerning possible or anticipated future financial performance, business activities or plans which are typically preceded by the words “believes,” “expects,” “anticipates,” “intends” or similar expressions. For such forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could cause actual performance, activities or plans to differ significantly from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: fluctuations in attendance at the Racetrack, material changes in the level of wagering by patrons, decline in interest in the card games offered in the Card Casino, legislative and regulatory changes, the impact of wagering products and technologies introduced by competitors; increases in the percentage of revenues allocated for purse fund payments; increase in compensation and employee benefit costs; the economic health of the gaming sector; higher than expected expense related to new marketing initiatives; and other factors discussed under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012 and in the Company’s other filings with the Securities and Exchange Commission.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended March 31, 2013 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors reported under Item 1A in the Form 10-K for the year ended December 31, 2012, and the statement of risk factors presented therein are incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not Applicable.
(b) Not Applicable.
(c)

On December 17, 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 12b-18 in open market transactions, block purchases of privately negotiated transactions (the “2008 Stock Repurchase Plan”). From its adoption until August 13, 2012, the Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and, on such date, authorized the repurchase of an additional 100,000 shares of the Company’s common stock. During the first quarter of 2013, the Company repurchased and retired 809 shares at an average price of $9.28 per share for a total cost of $7,509.

A month-by-month breakdown of purchases in included in the following table:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
Jan. 1 to Jan. 31, 2013	809	$9.28	59,357	128,781
Feb. 1 to Feb. 28, 2013	—	—	—	128,781
Mar. 1 to Mar. 31, 2013	—	—	—	128,781
Total	809		59,357	128,781

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

	(a)	The following exhibits are included herein:

		11	Statement re computation of per share earnings – See Net Income Per Share under Note 1 of Notes to Consolidated Financial Statements under Part 1, Item 1, which is incorporated herein by reference.

		31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

		31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

		32	Certfications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: May 15, 2013	/s/ Randall D. Sampson
Randall D. Sampson,
President, and Chief Executive Officer

Dated: May 15, 2013	/s/ David C. Hansen
David C. Hansen,
Vice President, and Chief Financial Officer