Form 10-Q
period 2013-06-30
CANTERBURY PARK HOLDING CORP
filed 2013-08-14
CIK 926761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number: 001-31569

CANTERBURY PARK HOLDING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1775532
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or	Identification
Organization)	No.)

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

The Company had 4,172,321 shares of common stock, $.01 par value, outstanding as of August 13, 2013.

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 AND DECEMBER 31, 2012

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,681,434	$9,384,983
Restricted cash	3,416,858	1,605,789
Short-term investments	203,581	203,195
Accounts receivable, net of allowance of $4,468 and $27,773, respectively	783,165	412,440
Inventory	293,806	212,072
Prepaid expenses	1,141,808	488,999
Deferred income taxes	339,400	425,100
Income taxes receivable	548,532	3,746
Due from Minnesota horsemen associations	—	16,829
Total current assets	14,408,584	12,753,153

LONG-TERM ASSETS
Deposits	26,400	26,400
Land, buildings and equipment, net of accumulated depreciation of $21,413,966 and $22,021,944, respectively	24,697,288	22,119,959
	$39,132,272	$34,899,512

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$6,651,723	$2,785,534
Card Casino accruals	1,049,187	1,479,669
Accrued wages and payroll taxes	998,293	1,034,421
Due to MHBPA	218,429	548,300
Accrued property taxes	649,972	649,187
Payable to horsepersons	44,510	23,375
Total current liabilities	9,612,114	6,520,486

LONG-TERM LIABILITIES
Deferred income taxes	1,635,000	1,254,300
Stock appreciation rights	348,042	239,788
Total long-term liabilities	1,983,042	1,494,088

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,170,318 and 4,147,743, respectively, shares issued and outstanding	41,703	41,477
Additional paid-in capital	17,075,141	16,903,245
Retained earnings	10,420,272	9,940,216
Total stockholders’ equity	27,537,116	26,884,938
	$39,132,272	$34,899,512

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
PERIODS ENDED JUNE 30, 2013 AND 2012 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
OPERATING REVENUES:
Pari-mutuel	$3,691,728	$3,095,486	$5,268,686	$4,871,317
Card Casino	6,536,394	6,050,038	12,879,677	12,593,111
Concessions	1,931,573	1,796,079	2,778,999	2,728,873
Other	1,186,154	1,075,935	1,597,046	1,473,431
Total Revenues	13,345,849	12,017,538	22,524,408	21,666,732
Less: Promotional Allowances	(64,899)	(53,454)	(98,890)	(93,938)
Net Revenues	13,280,950	11,964,084	22,425,518	21,572,794

OPERATING EXPENSES:
Purse expense	1,975,348	1,829,069	2,840,461	2,750,800
Minnesota Breeders’ Fund	250,744	234,719	399,077	394,648
Other pari-mutuel expenses	515,415	468,686	844,350	821,510
Salaries and benefits	5,447,531	5,174,074	9,856,521	9,361,649
Cost of sales	1,029,947	985,897	1,554,813	1,520,941
Depreciation	446,640	411,000	893,280	884,580
Utilities	313,876	276,129	580,206	502,939
Advertising and marketing	686,482	484,470	867,805	680,282
Gain on disposal of assets	(6,700)	—	(1,752)	—
Other operating expenses	2,289,343	2,393,390	3,752,805	3,943,836
	12,948,626	12,257,434	21,587,566	20,861,185

INCOME (LOSS) FROM OPERATIONS	332,324	(293,350)	837,952	711,609

NONOPERATING REVENUES:
Interest income	571	2,225	1,672	3,339
	571	2,225	1,672	3,339

INCOME (LOSS) BEFORE INCOME TAXES	332,895	(291,125)	839,624	714,948

INCOME TAX (EXPENSE) BENEFIT	(139,647)	124,589	(355,295)	(348,980)

NET INCOME (LOSS)	$193,248	$(166,536)	$484,329	$365,968

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,157,305	4,115,771	4,153,819	4,113,901

WEIGHTED AVERAGE NUMBER OF DILUTIVE SHARES OUTSTANDING	4,182,727	4,115,771	4,173,620	4,162,094

BASIC NET INCOME (LOSS) PER COMMON SHARE	$.05	$(.04)	$.12	$.09

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$.05	$(.04)	$.12	$.09

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED JUNE 30, 2013 AND 2012 (Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating Activities:
Net income	$484,329	$365,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	893,280	884,580
Stock-based compensation expense	140,563	91,558
Increase (decrease) in deferred income taxes	466,400	(293,300)
Tax expense (benefit) from exercise of stock options and restricted stock issuance	4,319	(27,289)
Gain on disposal of assets	(1,752)	—
Changes in operating assets and liabilities:
Increase in restricted cash	(1,811,069)	(1,369,351)
Increase in accounts receivable	(370,725)	(318,870)
Increase in other current assets	(734,543)	(389,749)
Increase in income taxes receivable	(549,105)	(213,721)
Increase in accounts payable and accrued wages and payroll taxes	3,752,147	2,899,089
(Decrease) increase in Card Casino accruals	(430,482)	22,994
Increase in stock appreciation rights	108,254	117,226
Increase in accrued property taxes	785	2,977
Increase in payable to horsepersons	21,135	46,506
Decrease in due to MHBPA	(313,042)	(53,116)
Net cash provided by operating activities	1,660,494	1,765,502

Investing Activities:
Additions to buildings and equipment	(3,397,642)	(753,553)
Proceeds from sale of assets	6,700	—
Purchase of investments	(386)	(957)
Net cash used in investing activities	(3,391,328)	(754,510)

Financing Activities
Common stock repurchases	(7,509)	—
Proceeds from issuance of common stock	39,113	183,011
Tax (expense) benefit from exercise of stock options and restricted stock issuance	(4,319)	27,289
Net cash provided by financing activities	27,285	210,300

Net (decrease) increase in cash and cash equivalents	(1,703,549)	1,221,292

Cash and cash equivalents at beginning of period	9,384,983	8,268,779

Cash and cash equivalents at end of period	$7,681,434	$9,490,071

Supplemental disclosure of noncash investing and financing activities:
Additions to buildings and equipment funded through accounts payable	$101,477	$88,999
Dividend declared	—	1,035,475

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$438,000	$856,000

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED JUNE 30, 2013 AND 2012 (Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of Canterbury Park Holding Corporation as of June 30, 2013 and December 31, 2012, the results of its operations for the three and six months ended June 30, 2013 and 2012, and the results of its cash flows for the six months ended June 30, 2013 and 2012. The condensed consolidated balance sheet as of December 31, 2012 was derived from the audited financial statements. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Results for an interim period are not necessarily indicative of results for a full year.

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

Short-term Investments – Securities are classified as held to maturity when the Company has the positive intent and ability to hold them to maturity, and are measured at amortized cost. At June 30, 2013 and December 31, 2012, all investments were classified as held-to-maturity. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in earnings. Short-term investments consist of certificates of deposits at June 30, 2013 and December 31, 2012. Amortized cost approximated fair value for both periods.

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

Unredeemed Pari-mutuel Tickets – The Company records a liability for winning tickets and vouchers upon the completion of a race and when a voucher is printed, respectively. As uncashed winning tickets and vouchers are redeemed, this liability is reduced for the respective cash payment. We recognize revenue associated with the uncashed winning tickets and vouchers when the likelihood of redemption, based on historical experience, is remote. While we continue to honor all winning tickets and vouchers presented for payment, management may determine the likelihood of redemption to be remote due to the length of time that has elapsed since the ticket was issued. In these circumstances, if management also determines there is no requirement for remitting balances to government agencies under unclaimed property laws, uncashed winning tickets and vouchers may then be recognized as revenue in our Condensed Consolidated Statements of Operations. During the quarter ended June 30, 2013, the Company reevaluated the likelihood of redemption relating to outstanding vouchers and through this assessment, the Company decreased the projected redemption rate. The Company has determined that this adjustment to the likelihood of redemption relating to vouchers is a change in accounting estimate and has accounted for the change prospectively; i.e. the accounting change impacts interim reporting periods within fiscal year 2013 and future periods. For the three months ended June 30, 2013, the change in accounting estimate decreased our liability for outstanding pari-mutuel vouchers and increased Pari-mutuel Revenue in our Condensed Consolidation Statements of Operations for the period by approximately $412,286 (pre-tax difference), increasing Income From Operations by this amount as well. Net Income increased approximately $239,150 (after taking income taxes into account), or by approximately $0.06 earnings per basic and diluted common share.

Promotional Allowances – The Company offers certain promotional allowances at no charge to patrons who participate in our player rewards program. The retail value of these promotional items is shown as a deduction from total revenues on the Company’s consolidated statements of operations.

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) – The Minnesota Pari-mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, approximately $2,925,000 and $2,575,000 for the three-month periods ending June 30, 2013 and 2012, respectively related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company.

Impairment of Long-Lived Assets – Management of the Company periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows. Should the sum of the related expected future net cash flows be less than the carrying value, management will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. Management has determined that no impairment of these assets exists at June 30, 2013.

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

Interest and penalties associated with uncertain income tax positions are presented in income tax expense. For the six months ended June 30, 2013 and 2012, we did not recognize any expense related to interest and penalties. Additionally, we do not have any amounts accrued at June 30, 2013 for the payment of interest and penalties.

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

Stock based compensation is recorded at fair value as of the date of grant and included in the salaries and benefits expense line item on the consolidated statements of operations and amounted to $140,563 and $91,558 during the six months ended June 30, 2013 and 2012, respectively

Board of Director Restricted Stock Grants

Pursuant to Board action taken on April 15, 2011 and shareholder approval on June 2, 2011, the Company’s Stock Plan was amended to authorize annual grants of restricted stock or stock options, or both, as determined by the Board. Pursuant to the amended Stock Plan, on June 7, 2012, 2,364 shares of restricted stock were granted to each of the five non-employee members of the Board of Directors. The restricted stock will vest 100% after one year and will be subject to restrictions on resale for an additional year. The compensation cost related to this total restricted stock grant of 11,820 shares for the three months ended June 30, 2013 was $24,999. As of June 30, 2013, there was no unrecognized compensation cost related to this restricted stock grant.

Additionally, on January 4, 2013, 1,250 shares of restricted stock were granted to a newly named non-employee member of the Board of Directors. The restricted stock will vest 100% after one year and will be subject to restrictions on resale for an additional year. The compensation cost related to this restricted stock grant of 1,250 shares for the three months ended June 30, 2013 was $3,125. As of June 30, 2013, there was $6,250 of total unrecognized compensation cost related to this restricted stock grant which is expected to be recognized over 0.5 years.

Finally, on May 30, 2013, 2,840 shares of restricted stock were granted to each of the six non-employee members of the Board of Directors. The restricted stock will vest 100% after one year and will be subject to restrictions on resale for an additional year. The compensation cost related to this total restricted stock grant of 17,040 shares for the three months ended June 30, 2013 was $14,995. As of June 30, 2013, there was $164,947 of total unrecognized compensation cost related to this restricted stock grant which is expected to be recognized over 0.9 years.

Employee Stock Option and Deferred Stock Award Grants

On February 25, 2010, 86,500 incentive stock options were granted to employees with an exercise price equal to the market price on the date of grant of $8.28. The options vest over a 42-month period and expire in ten years. The compensation cost associated with this grant of employee options is $282,355 to be recognized as expense over the 42-month vesting period. The compensation cost related to these options is included in salaries and benefits expense for the six months ended June 30, 2013 and 2012 was $35,294. As of June 30, 2013, there was $11,765 of total unrecognized compensation cost related to these stock options which is expected to be recognized over 0.2 years.

Additionally, on December 13, 2012, 20,500 shares of deferred stock awards were granted to employees with a price per share equal to the market price on the date of grant of $9.84. The awards vest ratably over a four-year period. The compensation cost associated with this grant of employee awards is $172,200 to be recognized as expense over the four-year vesting period. The compensation cost related to these awards is included in salaries and benefits expense for the six months ended June 30, 2013 was $21,525. As of June 30, 2013, there was $148,841 of total unrecognized compensation cost related to these deferred stock awards which is expected to be recognized over 3.5 years.

The number of shares that may be issued pursuant to restricted stock granted and the weighted average fair value during the periods presented were:

	Six Months Ended
	June 30, 2013		June 30, 2012
	Grant	Weighted Average Fair Value Per Share	Grant	Weighted Average Fair Value Per Share

Board restricted stock	18,290	$10.52	11,820	$12.69

Total shares	18,290		11,820

A summary of stock option activity as of June 30, 2013 and changes during the six months then ended is presented below:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Grant Date Fair Value

Outstanding at January 1, 2013	292,267	$10.13

Granted	—	—
Exercised	(1,419)	$6.40
Expired/Forfeited	(15,000)	$13.86

Outstanding at June 30, 2013	275,848	$9.95	5.1 Years	$2,744,613

Exercisable at June 30, 2013	255,973	$10.08	5.0 Years	$2,580,048

A summary of stock option activity as of June 30, 2012 and changes during the six months then ended is presented below:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Grant Date Fair Value

Outstanding at January 1, 2012	318,002	$9.21

Granted	—	—
Exercised	(19,750)	$7.23
Expired/Forfeited	—	—

Outstanding at June 30, 2012	298,252	$10.06	5.8 Years	$3,000,852

Exercisable at June 30, 2012	246,752	$10.57	5.6 Years	$2,607,492

Employee Stock Ownership Plan

Prior to 2008, the Company contributed shares of its common stock to its Employee Stock Ownership Plan (the “ESOP”). However, no contributions have been made from January 1, 2008 to date, and the Company has not taken any action to reinstate contributions to the ESOP. During the first quarter of 2013, the Company’s Board of Directors approved an action to combine the ESOP with the 401(k) Plan to create a KSOP Plan. This KSOP Plan will allow the Company to use Company stock to match contributions from its employees should it so choose. This combination became effective on July 15, 2013.

Employee Stock Purchase Plan

On April 3, 1995, the Board of Directors adopted an Employee Stock Purchase Plan (the “ESPP”). Pursuant to Board action taken in September 2011, the ESPP was amended so that stock is issued in three-month phases. The plan issued 1,574 shares during the second quarter of 2013 and 2,096 shares during the second quarter of 2012. The ESPP has issued a total of 256,415 shares since its inception. Pursuant to Board action taken on June 2, 2012, and effective during the third quarter of 2012, the discount offered to employees as part of the ESPP was raised 5% to 10%.

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

The following weighted-average assumptions were used in calculating the fair value of SARs during the six-month period ended June 30, 2013, using the Black-Scholes valuation model:

June 30, 2013
Expected dividend yield	0.00%
Expected weighted-average volatility	48.6%
Risk-free interest rate	2.43%
Expected term of SARs (in years)	9.50

There were no exercises during the three and six-month period ended June 30, 2013. The total fair value of SARs at June 30, 2013 was $348,042.

Changes to the Company’s non-vested SARs during the six-month period ended June 30, 2013, are as follows:

	SARs	Fair Value (*)
Non-vested SARs at December 31, 2012	148,500	$5.24
Granted	—	—
Vested	(16,500)	$5.03
Cancellations	—	—
Non-vested SARs at June 30, 2013	132,000	$5.03

* Weighted-average

3.	EARNINGS PER SHARE COMPUTATIONS

Basic net income per common share is based on the weighted average number of common shares outstanding during each period. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s potential common shares outstanding are stock options. Options to purchase 104,500 shares of common stock at an average price of $14.44 per share were outstanding but not included in the computation of diluted earnings per share for both the three and six-month periods ending June 30, 2013 because the options were out of the money at June 30, 2013. Options to purchase 119,500 shares of common stock at an average price of $14.36 per share were outstanding but not included in the computation of diluted earnings per share for both the three and six-month period ending June 30, 2012 because the options were out of the money at June 30, 2012.

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the three and six-month periods ending June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Net income (loss) (numerator) amounts used for basic and diluted per share computations:	$193,248	$(166,536)	$484,329	$365,968

Weighted average shares (denominator) of common stock outstanding:
Basic	4,157,305	4,115,771	4,153,819	4,113,901
Plus dilutive effect of stock options	25,422	—	19,801	48,193
Diluted	4,182,727	4,115,771	4,173,620	4,162,094

Net income (loss) per common share:
Basic	$.05	$(.04)	$.12	$.09
Diluted	.05	(.04)	.12	.09

4.	GENERAL CREDIT AGREEMENT

The Company has a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000. On May 6, 2013, the Company signed an amendment with Bremer Bank extending the expiration date from May 5, 2013 to May 5, 2014, while keeping previous provisions intact. The Company had no borrowings under this credit line at June 30, 2013 and December 31, 2012. The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements as of June 30, 2013.

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

The following tables provide information about the Company’s operating segments (in 000’s):

	Six Months Ended June 30, 2013
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$6,759	$12,880	$2,787	$22,426

Intersegment revenues	249	—	745	994

Net interest income	2	—	—	2

Depreciation	554	270	69	893

Segment (loss) income before income taxes	(1,080)	2,291	83	1,294

	At June 30, 2013
Segment Assets	$36,637	$1,896	$13,083	$51,616

	Six Months Ended June 30, 2012
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$6,246	$12,593	$2,734	$21,573

Intersegment revenues	249	—	733	982

Net interest income	3	—	—	3

Depreciation	526	294	65	885

Segment (loss) income before income taxes	(1,130)	2,003	331	1,204

	At December 31, 2012
Segment Assets	$31,950	$2,337	$12,538	$46,825

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Six Months Ended June 30,
	2013	2012
Revenues
Total net revenue for reportable segments	$23,420	$22,555
Elimination of intersegment revenues	(994)	(982)
Total consolidated net revenues	$22,426	$21,573

Income before income taxes
Total segment income before income taxes	$1,294	$1,204
Elimination of intersegment income before income taxes	(454)	(489)
Total consolidated income before income taxes	$840	$715

	June 30, 2013	December 31, 2012
Assets
Total assets for reportable segments	$51,616	$46,825
Elimination of intercompany receivables	(12,484)	(11,925)
Total consolidated assets	$39,132	$34,900

6.	COMMITMENTS AND CONTINGENCIES

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

Additionally, the Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community which became effective on June 15, 2012. The CMA contains certain covenants which, if breached, would trigger an obligation to repay a specified amount related to such covenant. At this time, management believes that the likelihood that the breach of a covenant will occur and that the Company will be required to pay the specified amount related to such covenant is remote.

During the first and second quarter of 2013, the Company entered into multiple agreements with various vendors to both construct and put into service improved digital signage and customer relationship management software at the Racetrack in 2013. The cost of these enhancements was approximately $2,225,000. The Company anticipates that some of these expenses will be paid for using a portion of the marketing payments received from the SMSC (these payments are described in greater detail in Note 7 “Cooperative Marketing Agreement”). The Company has an agreement in principle that a portion of the marketing payments received annually will be applied to capital expenditures supporting the purposes of the CMA. The Company believes that unrestricted funds available in its cash accounts, funds generated from operations, and portions of marketing payments received from the SMSC will be sufficient to satisfy these obligations.

The Company periodically is subject to claims or involved in legal proceedings arising in the normal course of business. At June 30, 2013, management believes that the resolution of any pending claims or legal proceedings will not have a material impact on the consolidated financial statements.

7.	COOPERATIVE MARKETING AGREEMENT

On June 4, 2012, the Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”). The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s horse industry. Under the terms of the CMA, the SMSC paid the horsemen $2.7 million in June of 2012 for purse enhancements in 2012 and $5.3 million in February of 2013 to be used for purse enhancements. After 2013, the SMSC plans to contribute the additional amounts listed below.

In addition, the Company and the SMSC have also agreed in the CMA to partner in joint marketing efforts for their mutual benefit, including signage, joint promotions, player benefits, cooperative poker tournaments, and events. Under the CMA, the SMSC paid the Company $300,000 in June of 2012 marketing purposes and $600,000 in February of 2013, and, after 2013, will pay the additional amounts listed below.

After 2013, the SMSC has agreed to make the following purse enhancement and marketing payments in the years 2014 through 2022:

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

The amounts earned from the marketing payments will be recorded as a component of other revenue and the related expenses will be recorded as a component of marketing and advertising expense in the Company’s financial statements. For the six months ended June 30, 2013, the Company recorded $164,572 in revenues and incurred $164,572 in expenses related to the marketing payment. The excess of amounts received over revenues is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheet.

As part of the CMA, and pursuant to a Stock Appreciation Rights Agreement (the “SAR Agreement”) dated June 14, 2012, the Company issued stock appreciation rights to the SMSC. The SAR Agreement granted rights to the SMSC to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties. Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30. Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in January 2013. The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over the grant price. The SAR Agreement and all rights granted expire on December 31, 2022. The liability related to these stock appreciation rights is recorded as a long-term liability and the Company recognizes the income or expense related to the fluctuation in the value of the stock appreciation rights against the revenues recorded relating to the marketing payment due to the nature of the agreement. Any excess expenses will be recognized as a component of other operating expenses. For the six months ended June 30, 2013, the Company recognized $108,254 of expense related to these stock appreciation rights, of which $108,254 was recorded as an offset to revenue. In the future, changes in the fair value of these stock appreciation rights will increase or decrease the stock appreciation rights liability, and the Company will recognize an additional offset to revenue or other operating expense related to these changes.

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

          The Racetrack is the only facility in the State of Minnesota that offers live pari-mutuel thoroughbred and quarter horse racing facility. The Racetrack earns revenues from pari-mutuel take-out on races simulcast year-round to Canterbury Park from racetracks throughout the country and from live race meets featuring thoroughbred and quarter horse racing. Live race meets commence in the month of May and conclude in September. During the live race meet, the Company televises its races to out-of-state racetracks around the country, and earns additional pari-mutuel revenue on wagers placed on its races at the out-of-state racetracks.

          The Card Casino at Canterbury Park currently hosts “unbanked” card games in which players compete against each other and not against the house, although 2012 changes to the law governing Card Casino operations authorize the Company to offer banked games in the future should it so choose. The Card Casino is open twenty-four hours a day, seven days a week. Under Minnesota law, the Company is required to pay up to 14% of gross Card Casino revenues to the Racetrack’s purse fund and the State of Minnesota Breeders’ Fund.

          The Company also generates significant revenues from other activities such as food and beverage service, parking and admission fees, the sale of programs and other racing publications, and corporate sponsorships. Additional revenues are derived from the use of the Racetrack facilities for special events, such as concerts and craft shows.

Operations Review for the Three and Six Months Ended June 30, 2013 and June 30, 2012:

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

          The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA (defined below), which is a non-GAAP measure, for the six month periods ended June 30, 2013 and 2012:

     Summary of EBITDA Data:

	Six Months Ended June 30,
	2013	2012
Net income	$484,329	$365,968
Interest income	(1,672)	(3,339)
Income tax expense	355,295	348,980
Depreciation	893,280	884,580
EBITDA	$1,731,232	$1,596,189

          EBITDA as a percentage of net revenues was 7.7% for the first six months ended June 30, 2013, slightly better than 7.4% for the first six months ended June 30, 2012.

          Total net revenues increased $852,724, or 4.0%, during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 and increased $1,316,866, or 11.0%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The six month improvement was due to increases in pari-mutuel, Card Casino, and concessions revenue of 8.2%, 2.3%, and 1.8%, respectively, when compared to the same period in the prior year. The three month increase represented an increase in pari-mutuel revenues of 19.3%, an increase in Card Casino revenues of 8.0%, and an increase in concessions revenue of 7.5% for the three months ended June 30, 2013 compared to the same period in 2012. See below for a further discussion of revenue.

     Summary of Pari-mutuel Data:

	Six Months Ended June 30,
	2013	2012
Racing Days
Simulcast racing days	156	158
Live and Simulcast racing days	25	24
Total Number of Racing Days	181	182

On-Track Handle
Simulcast racing handle on simulcast only days	$13,571,000	$13,853,000
Live and Simulcast days:
Live racing handle	4,610,000	4,279,000
Simulcast racing handle	4,024,000	3,894,000
Total On-Track Handle	22,205,000	22,026,000

Out-of-State Live Handle	7,106,000	5,197,000

Total Handle	$29,311,000	$27,223,000

On-Track Average Daily Handle
Simulcast only racing days	$86,994	$87,677
Live and simulcast racing days	$345,360	$340,542

          Pari-mutuel revenue increased $397,369, or 8.2%, in the six-month period ended June 30, 2013 compared to the same period in 2012, and increased $596,242, or 19.3%, for the three-month period ended June 30, 2013 compared to the same period in 2012. Total handle wagered for the first half of 2013 was up $2,088,000, or 7.7%, compared to the same period last year. Both the six and three-month increases are primarily attributable to the change in accounting estimate that was made in the second quarter of 2013 regarding the Company’s unredeemed pari-mutuel tickets. During the quarter ended June 30, 2013, the Company reevaluated the likelihood of redemption relating to outstanding vouchers and through this assessment, the Company decreased the projected redemption rate. For the six and three months ended June 30, 2013, the change in accounting estimate decreased our liability for outstanding pari-mutuel vouchers and increased Pari-mutuel revenue in our Condensed Consolidated Statements of Operations for the periods by approximately $412,286 (pre-tax difference), increasing Income From Operations by this amount as well. Net Income increased approximately $239,150 (after taking income taxes into account), or by approximately $0.06 earnings per basic and diluted common share. Handle and pari-mutuel revenue increases are also attributable to one additional day of live racing being conducted in the first six months of 2013 compared to 2012 and to purse supplements provided under the Cooperative Marketing Agreement described below which enable the Company to offer higher quality racing and larger fields that create excellent wagering opportunities for our local race fans as well as handicappers around the country.

     Summary of Card Casino Data:

	Six Months Ended June 30,
	2013	2012
Poker Games	$4,928,000	$5,205,000
Table Games	6,618,000	6,164,000
Total Collection Revenue	11,546,000	11,369,000

Other Revenue	1,334,000	1,224,000
Total Card Casino Revenue	$12,880,000	$12,593,000

Number of Days Offered	181	182
Average Revenue per Day	$71,160	$69,192

          Total Card Casino revenue increased $286,566, or 2.3%, for the first six months of 2013 and also increased $486,356, or 8.0%, for the second quarter of 2013 compared to the same periods in 2012. The primary source of Card Casino revenue is a percentage of the wagers received from the players as compensation for providing the Card Casino facility and services, referred to as the “collection revenue.” Other revenue includes fees collected for the administration of tournaments, and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds. Poker collection revenue during the first six months of 2013 decreased $277,212, or 5.3%, and also slightly decreased $13,373, or 0.6% for the second quarter of 2013 compared to the same periods in 2012. The Company believes that the six month year-over-year decrease in poker revenues is attributable to inclement weather in Minnesota during the first quarter of 2013 compared to unusually mild weather experienced during the first quarter of 2012. Table games collection revenue increased $453,556, or 7.4%, compared to the first half of 2012 and $419,615, or 13.7%, for the quarter ended June 30 compared to the same period in 2012. The Company believes this increase was primarily due to increased tables being offered as the result of favorable legislation enacted into law in May 2012. This is described in greater detail in Legislation below. Total Card Casino revenues represented 57.4% and 49.2% of net revenues for the six-month and three-month periods ended June 30, 2013, respectively. The second quarter percentage is usually lower in every calendar year due to substantially increased revenue from live racing.

          Concessions revenue remained relatively flat for the six-month period ended June 30, 2013 when compared to the same period in 2012, increasing $50,126, or 1.8%. However, concessions revenue increased $135,494, or 7.5%, for the quarter ended June 30, 2013 compared to the same quarter in 2012. The increase primarily reflects an additional day of live racing being conducted in the second quarter of 2013 compared to 2012 and is consistent with increased attendance through June 30 at the 2013 live meet and in the Card Casino. Also, the Company experienced higher special event attendance in 2013 that drove more concessions sales.

          Total operating expenses increased $726,381, or 3.5%, and $691,192, or 5.6%, for the six-month and three-month periods ended June 30, 2013, respectively, compared to the same periods in the prior year. See below for a further discussion of operating expenses.

     Summary of Purse and Breeders’ Fund Expense:

			Minnesota
	Purse Expense		Breeders’ Fund Expense
	Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Card Casino	$1,407,000	$1,371,000	$156,000	$152,000

Simulcast Horse Racing	951,000	951,000	197,000	200,000

Live Horse Racing	482,000	429,000	46,000	43,000

	$2,840,000	$2,751,000	$399,000	$395,000

          Due to the increases in pari-mutuel and Card Casino revenues, total expense for statutory purses and the Minnesota Breeders’ Fund increased $94,090, or 3.0%, and $162,304, or 7.4%, for the six and three month periods ended June 30, 2013 compared to same periods in 2012. Both purse and Breeders’ Fund expenses are determined by wagering levels on our Card Casino and live and simulcast racing.

          Salaries and benefits increased $494,872, or 5.3%, in the 2013 six-month period ended June 30, 2013 and $273,457, or 5.3%, in the three-month period ended June 30, 2013 compared to the same periods last year. The increases are partially due to supporting the increased revenue from all revenue categories during the three and six-month periods ending June 30, 2013 compared to the same periods in 2012. Additionally, there were increased salary and benefit costs as compared to the first six months of last year due to annual increases in salaries and wages.

          Utilities increased $77,276, or 15.4%, in the 2013 six-month period ended June 30, 2013 and $37,747, or 13.7%, in the three-month period ended June 30, 2013 compared to the same periods last year. The increases are primarily attributable to rising utility rates and increased utilities expense during the first quarter of 2013 due to inclement weather during the first quarter of 2013 as compared to the unusually mild weather in the first quarter of 2012.

          Advertising and marketing costs increased $187,523, or 27.6%, in the six-month period ended June 30, 2013 and $202,012, or 41.7%, in the three-month period ended June 30, 2013 compared to the same periods last year. These increases are primarily as a result of increased radio and billboard expenditures promoting the Card Casino and Racetrack and increased expenses related to the Cooperative Marketing Agreement described in greater detail below.

          Other operating expenses decreased $191,031, or 4.8%, in the six-month period ended June 30, 2013 and $104,047, or 4.3%, in the three-month period ended June 30, 2013 compared to the same periods last year. The decreases are primarily due to reduced professional fees in 2013 as compared to 2012 that were related to the creation and signing of the Cooperative Marketing Agreement entered into with the Shakopee Mdewakanton Sioux Community.

          Income before income taxes was $839,624 for the six months ended June 30, 2013 compared to $714,948 for the six months ended June 30, 2012. After income tax expense of $355,295 for the six months ended June 30, 2013, the Company reported net income of $484,329 in 2013 compared to net income of $365,968 in 2012. For the quarter ended June 30, 2013, the Company recorded income before income tax expense of $332,895 compared to a loss before income tax benefit of $291,125 for the quarter ended June 30, 2012. After income tax expense of $139,647, net income in the second quarter of 2013 was $193,248 compared to a net loss of $166,536 for the second quarter of 2012. The significant level of income taxes estimated for the second quarter and six-month periods ending June 30, 2012 is primarily due to the non-deductibility of lobbying expenses incurred by the Company.

Contingencies:

          As discussed below under “Cooperative Marketing Agreement”, on June 4, 2012, the Company entered into the CMA with the Shakopee Mdewakanton Sioux Community that became effective on June 15, 2012. The CMA contains certain covenants which, if breached, would trigger an obligation to repay a specified amount related to such covenant. At this time, management believes that the likelihood that the breach of a covenant in the CMA will occur and that the Company will be required to pay the specified amount related to such covenant is remote.

Liquidity and Capital Resources:

          Cash provided by operating activities for the six months ended June 30, 2013 was $1,660,494 and was due to several factors. First, the Company reported net income of $484,329. Additionally, the Company recorded depreciation of $893,280. The Company also experienced an increase in accounts payable and accrued wages and payroll taxes of $3,752,147, caused primarily by a seasonal increase of $2,488,500 in horsemen payables. These items were somewhat offset by an increase in other current assets of $734,543, an increase in income taxes receivable of $549,105, and an increase in restricted cash of $1,811,069 (resulting primarily from the increase in horsemen payables of $2,488,500). Cash provided by operating activities for the six months ended June 30, 2012 was $1,765,502 and was due to several factors. First, the Company reported net income of $365,968. Additionally, the Company recorded depreciation of $884,580. The Company also experienced an increase in accounts payable and accrued wages and payroll taxes of $2,899,089, caused primarily by a seasonal increase of $1,425,126 in horsemen payables. These items were somewhat offset by an increase in other current assets of $389,749 and an increase in restricted cash of $1,369,351, resulting primarily from the increase in horsemen payables of $1,425,126.

          Net cash used in investing activities for the first six months of 2013 was $3,391,328 and was used primarily for the purchase of technology upgrades and enhancements, including digital signage and customer relationship management equipment, and building improvements. Net cash used in investing activities for the first six months of 2012 was $754,510 and was used primarily for a variety of equipment purchases.

          Net cash provided by financing activities during the first six months of 2013 was $27,285, and consisted of proceeds received upon the issuance of common stock relating to ESPP and stock option purchases of $39,113, slightly offset by common stock repurchases of $7,509 and tax expense from the exercise of stock options and issuance of restricted stock. During the period January 1, 2012 through June 30, 2012, cash provided by financing activities consisted of proceeds and excess tax benefits received upon the exercise of stock options of $210,300.

          The Company has a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000 until May 5, 2014 with interest at the prime rate but not less than 4.5% per annum. The Company had no borrowings under the line of credit at June 30, 2013 or December 31, 2012. This credit agreement contains covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements at all times throughout the quarter ended June 30, 2013.

          The Company’s cash and cash equivalent balance at June 30, 2013 was $7,681,434 compared to $9,384,983 at December 31, 2012. The Company believes that funds available in its cash accounts, amounts available under the general credit and security agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements for regular operations during 2013.

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

          Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 63.1% of our total assets at June 30, 2013. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related undiscounted expected future net cash flows. If the sum of the related expected future net cash flows is less than the carrying value, we will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. To date, we have determined that no impairment of these assets exists.

          Stock Based Compensation – ASC 718, Compensation – Stock Compensation (“ASC 718”), requires recognition of services provided in exchange for a share-based payment based on the grant date fair market value. We utilize our judgment in determining the assumptions used to determine the fair value of equity instruments granted using a Black-Scholes model.

Commitments and Contractual Obligations:

          On June 4, 2012, the Company entered into a Cooperative Marketing Agreement with the Shakopee Mdewakanton Sioux Community that expires December 31, 2022. See “Cooperative Marketing Agreement” below.

Legislation:

          In May 2012, the Minnesota law governing the Card Casino was amended in several respects, which increased the Company’s flexibility to operate its Card Casino, thereby creating opportunities to earn increased revenues and pay increased purses for live races at Canterbury Park’s Racetrack.

          Under the amended law, the Company can conduct card play on up to 80 tables in its Card Casino. It also increased the poker betting limit from $60 to $100. The amended law also removed limits on the number of poker tournaments the Company can conduct, as well as limits on the number of tables used in poker tournaments and allows Canterbury to conduct “banked” card games, in which customers play against the house, along with the unbanked games it currently conducts. In a separate provision, the amended law established a framework for the possible implementation of pari-mutuel simulcasting of horse races conducted at Canterbury and other racetracks to Tribal casinos in Minnesota.

          The amended law is being implemented in stages. The Company has increased the number of tables hosting live play from 50 to approximately 66 to accommodate customers during peak periods, has offered higher betting limits to accommodate demand, and has expanded poker tournaments as well. Additional changes will be implemented based on market demand.

Cooperative Marketing Agreement:

          On June 4, 2012, the Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”). The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s horse industry. Under the terms of the CMA, the SMSC paid the horsemen $2.7 million in June of 2012 for purse enhancements in 2012 and $5.3 million in February of 2013 to be used for purse enhancements. After 2013, the SMSC plans to contribute the additional amounts listed below.

          In addition, the Company and the SMSC have also agreed in the CMA to partner in joint marketing efforts for their mutual benefit, including signage, joint promotions, player benefits, cooperative poker tournaments, and events. Under the CMA, the SMSC paid the Company $300,000 in June of 2012 for marketing purposes and $600,000 in February of 2013, and, after 2013, will pay the additional amounts listed below.

After 2013, the SMSC has agreed to make the following purse enhancement and marketing payments in the years 2014 through 2022:

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

          The amounts earned from the marketing payments will be recorded as a component of other revenue and the related expenses will be recorded as a component of marketing and advertising expense in the Company’s financial statements. For the six months ended June 30, 2013, the Company recorded $164,572 in revenues and incurred $164,572 in expenses related to the marketing payment. The excess of amounts received over revenues is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheet.

          As part of the CMA, and pursuant to a Stock Appreciation Rights Agreement (the “SAR Agreement”) dated June 14, 2012, the Company issued stock appreciation rights to the SMSC. The SAR Agreement granted rights to the SMSC to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties. Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30. Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in January 2013. The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over the grant price. The SAR Agreement and all rights granted expire on December 31, 2022. The liability related to these stock appreciation rights is recorded as a long-term liability and the Company recognizes the income or expense related to the fluctuation in the value of the stock appreciation rights against the revenues recorded relating to the marketing payment due to the nature of the agreement. Any excess expenses will be recognized as a component of other operating expenses. For the six months ended June 30, 2013, the Company recognized $108,254 of expense related to these stock appreciation rights, of which $108,254 was recorded as an offset to revenue. In the future, changes in the fair value of these stock appreciation rights will increase or decrease the stock appreciation rights liability, and the Company will recognize an additional offset to revenue or other operating expense related to these changes.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended June 30, 2013 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors reported under Item 1A in the Form 10-K for the year ended December 31, 2012, and the statement of risk factors presented therein are incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not Applicable.
(b) Not Applicable.
(c)

On December 17, 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 12b-18 in open market transactions, block purchases of privately negotiated transactions (the “2008 Stock Repurchase Plan”). From its adoption until August 13, 2012, the Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and, on such date, authorized the repurchase of an additional 100,000 shares of the Company’s common stock. During the first quarter of 2013, the Company repurchased and retired 809 shares at an average price of $9.28 per share for a total cost of $7,509. The Company did not repurchase any shares during the second quarter of 2013.

A month-by-month breakdown of purchases in included in the following table:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
Jan. 1 to Jan. 31, 2013	809	$9.28	59,357	128,781
Feb. 1 to Feb. 28, 2013	—	—	—	128,781
Mar. 1 to Mar. 31, 2013	—	—	—	128,781
Apr. 1 to Apr. 30, 2013	—	—	—	128,781
May 1 to May 30, 2013	—	—	—	128,781
Jun. 1 to Jun. 30, 2013	—	—	—	128,781
Total	809		59,357	128,781

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Future shareholder advisory votes on executive compensation. The agenda of the Company’s Annual Meeting of Shareholders held on May 30, 2013 (the 2013 Shareholders Meeting) included a nonbinding shareholder advisory vote regarding the frequency of future advisory votes on executive compensation. In the Company’s Proxy Statement for the 2013 Shareholders Meeting its Board of Directors recommended shareholders vote in favor of holding this advisory vote every three years. As disclosed in the Company’s Current Report on Form 8-K dated May 30, 2013, holders of approximately 88.7% of the Company’s shares that indicated a preference voted their shares at the 2013 Shareholders Meeting in favor of holding the advisory vote on executive compensation every three years. Given the preference of most shareholders voting on this question and consistent with its recommendation to shareholders, the directors at their August 12, 2013 meeting approved conducting a shareholder advisory vote on executive compensation every three years. Accordingly, the next shareholder advisory vote on executive compensation is expected to be held at the annual meeting of the Company’s shareholders in 2016.

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

Canterbury Park Holding Corporation

Dated: August 14, 2013	/s/ Randall D. Sampson
Randall D. Sampson,
President, and Chief Executive Officer

Dated: August 14, 2013	/s/ David C. Hansen
David C. Hansen,
Vice President, and Chief Financial Officer