Form 10-Q
period 2013-09-30
CANTERBURY PARK HOLDING CORP
filed 2013-11-14
CIK 926761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number: 001-31569

CANTERBURY PARK HOLDING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1775532
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

The Company had 4,176,952 shares of common stock, $.01 par value, outstanding as of November 12, 2013.

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,499,762	$9,384,983
Restricted cash	1,317,409	1,605,789
Short-term investments	203,780	203,195
Accounts receivable, net of allowance of $4,468 and $27,773, respectively	972,940	412,440
Inventory	218,797	212,072
Prepaid expenses	754,790	488,999
Deferred income taxes	380,800	425,100
Income taxes receivable	367,852	3,746
Due from Minnesota horsemen associations	846,525	16,829
Total current assets	12,562,655	12,753,153

LONG-TERM ASSETS
Deposits	26,400	26,400
Land, buildings and equipment, net of accumulated depreciation of $21,881,456 and $22,021,944, respectively	24,742,697	22,119,959
	$37,331,752	$34,899,512

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,674,668	$2,785,534
Card Casino accruals	1,761,470	1,479,669
Accrued wages and payroll taxes	1,210,919	1,034,421
Due to MHBPA	—	548,300
Accrued property taxes	811,792	649,187
Payable to horsepersons	7,622	23,375
Total current liabilities	7,466,471	6,520,486

LONG-TERM LIABILITIES
Deferred income taxes	1,579,300	1,254,300
Stock appreciation rights	475,466	239,788
Total long-term liabilities	2,054,766	1,494,088

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,174,167 and 4,147,743, respectively, shares issued and outstanding	41,742	41,477
Additional paid-in capital	17,177,998	16,903,245
Retained earnings	10,590,775	9,940,216
Total stockholders’ equity	27,810,515	26,884,938
	$37,331,752	$34,899,512

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
PERIODS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

OPERATING REVENUES:
Pari-mutuel	$4,058,977	$3,581,235	$9,327,663	$8,452,552
Card Casino	6,061,877	6,413,018	18,941,554	19,006,129
Concessions	2,797,639	2,429,095	5,576,638	5,157,968
Other	1,459,766	1,514,233	3,056,812	2,987,664
Total Revenues	14,378,259	13,937,581	36,902,667	35,604,313
Less: Promotional Allowances	(103,800)	(61,289)	(202,690)	(155,227)
Net Revenues	14,274,459	13,876,292	36,699,977	35,449,086

OPERATING EXPENSES:
Purse expense	2,369,657	2,184,055	5,210,118	4,934,855
Minnesota Breeders’ Fund	263,992	249,582	663,069	644,230
Other pari-mutuel expenses	365,675	335,569	1,210,025	1,157,079
Salaries and benefits	5,639,944	5,444,389	15,496,465	14,806,038
Cost of sales	1,380,994	1,255,335	2,935,807	2,776,276
Depreciation	467,490	434,037	1,360,770	1,318,617
Utilities	513,886	460,244	1,094,092	963,183
Advertising and marketing	599,357	617,623	1,467,162	1,297,905
Gain on disposal of assets	(22,000)	—	(23,752)	—
Other operating expenses	2,420,759	2,508,879	6,173,564	6,452,715
	13,999,754	13,489,713	35,587,320	34,350,898

INCOME FROM OPERATIONS	274,705	386,579	1,112,657	1,098,188

NONOPERATING REVENUES:
Interest income	553	1,296	2,225	4,635
	553	1,296	2,225	4,635

INCOME BEFORE INCOME TAXES	275,258	387,875	1,114,882	1,102,823

INCOME TAX EXPENSE	(104,755)	(185,841)	(460,050)	(534,821)

NET INCOME	$170,503	$202,034	$654,832	$568,002

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,159,588	4,118,880	4,160,149	4,124,345

WEIGHTED AVERAGE NUMBER OF DILUTIVE SHARES OUTSTANDING	4,177,124	4,150,131	4,182,426	4,169,643

BASIC NET INCOME PER COMMON SHARE	$.04	$.05	$.16	$.14

DILUTED NET INCOME PER COMMON SHARE	$.04	$.05	$.16	$.14

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PERIODS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating Activities:
Net income	$654,832	$568,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,360,770	1,318,617
Stock-based compensation expense	211,201	153,315
Increase (decrease) in deferred income taxes	369,300	(266,000)
Tax expense (benefit) from exercise of stock options and restricted stock issuance	3,144	(31,265)
Gain on disposal of assets	(23,752)	—
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	288,380	(775,093)
Increase in accounts receivable	(560,500)	(173,299)
Increase in other current assets	(272,516)	(118,855)
Increase in income taxes receivable	(367,250)	(299,180)
Increase in accounts payable and accrued wages and payroll taxes	788,705	1,271,212
Increase in Card Casino accruals	281,801	1,132,117
Increase in stock appreciation rights	235,678	183,482
Increase in accrued property taxes	162,605	154,150
(Decrease) increase in payable to horsepersons	(15,753)	13,200
Decrease in due to MHBPA	(1,377,996)	(703,928)
Net cash provided by operating activities	1,738,649	2,426,475

Investing Activities:
Additions to buildings and equipment	(3,711,528)	(1,042,033)
Proceeds from sale of assets	28,700	—
Purchase of investments	(585)	(1,183)
Net cash used in investing activities	(3,683,413)	(1,043,216)

Financing Activities
Cash dividend paid to shareholders	—	(1,035,475)
Common stock repurchases	(7,509)	—
Proceeds from issuance of common stock	70,196	222,408
Tax (expense) benefit from exercise of stock options and restricted stock issuance	(3,144)	31,265
Net cash provided by (used in) financing activities	59,543	(781,802)

Net (decrease) increase in cash and cash equivalents	(1,885,221)	601,457

Cash and cash equivalents at beginning of period	9,384,983	8,268,779

Cash and cash equivalents at end of period	$7,499,762	$8,870,236

Supplemental disclosure of noncash investing and financing activities:
Additions to buildings and equipment funded through accounts payable	$300,490	$22,390

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$458,000	$1,100,000

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of Canterbury Park Holding Corporation as of September 30, 2013 and December 31, 2012, the results of its operations for the three and nine months ended September 30, 2013 and 2012, and the results of its cash flows for the nine months ended September 30, 2013 and 2012. The condensed consolidated balance sheet as of December 31, 2012 was derived from the audited financial statements. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Results for an interim period are not necessarily indicative of results for a full year.

The complete summary of significant accounting policies is included in the notes to consolidated financial statements in the Company’s 2012 Annual Report on Form 10-K.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Canterbury Park Holding Corporation (the “Company”) was incorporated under the laws of Minnesota and acquired land and buildings to conduct pari-mutuel horse racing operations (the “Racetrack”) in March 1994. The Racetrack is located in Shakopee, Minnesota, approximately 25 miles southwest of downtown Minneapolis. In May 1994, we commenced year-round horse racing simulcast operations and hosted the first annual live race meet during the summer of 1995. Our live racing operations are a seasonal business as we host live race meets each year from May until September. We earn additional pari-mutuel revenue by televising our live racing to out-of-state racetracks around the country. Canterbury Park’s Card Casino operates 24 hours a day, seven days a week and is limited by Minnesota State law to conducting card play on a maximum of 80 tables, and, prior to May 4, 2012, the Company was limited by law to conducting card play on a maximum of 50 tables. The Card Casino currently offers a variety of poker and table games. Our three largest sources of revenues, Card Casino operations, pari-mutuel operations and concessions sales, generate cash revenues. We also derive revenues from related services and activities, such as advertising signage, parking and publication sales and from other entertainment events and activities held at the Racetrack.

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

Short-term Investments – Securities are classified as held to maturity when the Company has the positive intent and ability to hold them to maturity, and are measured at amortized cost. At September 30, 2013 and December 31, 2012, all investments were classified as held-to-maturity. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in earnings. Short-term investments consist of certificates of deposits at September 30, 2013 and December 31, 2012. Amortized cost approximated fair value for both periods.

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

Inventory – Inventory consists primarily of food and beverages, small wares and supplies and retail goods and is recorded at the lower of cost (first-in, first-out) or market.

Unredeemed Pari-mutuel Tickets – The Company records a liability for winning tickets and vouchers upon the completion of a race and when a voucher is printed, respectively. As uncashed winning tickets and vouchers are redeemed, this liability is reduced for the respective cash payment. We recognize revenue associated with the uncashed winning tickets and vouchers when the likelihood of redemption, based on historical experience, is remote. While we continue to honor all winning tickets and vouchers presented for payment, management may determine the likelihood of redemption to be remote due to the length of time that has elapsed since the ticket was issued. In these circumstances, if management also determines there is no requirement for remitting balances to government agencies under unclaimed property laws, uncashed winning tickets and vouchers may then be recognized as revenue in our Condensed Consolidated Statements of Operations. During the quarter ended June 30, 2013, the Company reevaluated the likelihood of redemption relating to outstanding vouchers and through this assessment, the Company decreased the projected redemption rate. The Company has determined that this adjustment to the likelihood of redemption relating to vouchers is a change in accounting estimate and has accounted for the change prospectively; i.e. the accounting change impacts interim reporting periods within fiscal year 2013 and future periods. For the nine months ended September 30, 2013, the change in accounting estimate decreased our liability for outstanding pari-mutuel vouchers and increased Pari-mutuel Revenue in our Condensed Consolidated Statements of Operations for the period by approximately $412,286 (pre-tax difference), increasing Income from Operations by this amount as well. Net Income increased approximately $239,150 (after taking income taxes into account), or by approximately $0.06 earnings per basic and diluted common share.

Promotional Allowances – The Company offers certain promotional allowances at no charge to patrons who participate in our player rewards program. The retail value of these promotional items is shown as a deduction from total revenues on the Company’s consolidated statements of operations.

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) – The Minnesota Pari-mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, approximately $3,150,000 and $6,075,000 for the three and nine-month periods ended September 30, 2013, respectively, compared to $2,500,000 and $5,075,000 for the comparable periods in 2012 related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company.

Impairment of Long-Lived Assets – Management of the Company periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows. Should the sum of the related expected future net cash flows be less than the carrying value, management will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. Management has determined that no impairment of these assets exists at September 30, 2013.

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

Interest and penalties associated with uncertain income tax positions are presented in income tax expense. For the nine months ended September 30, 2013 and 2012, we did not recognize any expense related to interest and penalties. Additionally, we do not have any amounts accrued at September 30, 2013 for the payment of interest and penalties.

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

Stock-Based Employee Compensation – The Company accounts for share-based compensation awards on a fair value basis. The estimated grant date fair value of each stock-based award is recognized as expense over the requisite service period (generally the vesting period). The estimated fair value of each option is calculated using the Black-Scholes option-pricing model.

2.	STOCK-BASED COMPENSATION

Stock-based compensation is recorded at fair value as of the date of grant and included in the salaries and benefits expense line item on the consolidated statements of operations and amounted to $70,638 and $211,201 for the three and nine months ended September 30, 2013, respectively, compared to $61,757 and $153,315 for the three and nine months ended September 30, 2012, respectively.

Board of Director Restricted Stock Grants

Pursuant to Board action taken on April 15, 2011 and shareholder approval on June 2, 2011, the Company’s Stock Plan was amended to authorize annual grants of restricted stock or stock options, or both, as determined by the Board. Pursuant to the amended Stock Plan, on June 7, 2012, 2,364 shares of restricted stock were granted to each of the five non-employee members of the Board of Directors. The restricted stock vested after one year and is subject to restrictions on resale for an additional year. The compensation cost associated with the total grant of 11,820 shares was $149,996 and was recognized as expense over the one-year vesting period. As of September 30, 2013, there was no unrecognized compensation cost related to this restricted stock grant.

Additionally, on January 4, 2013, 1,250 shares of restricted stock were granted to a newly named non-employee member of the Board of Directors. The restricted stock will vest 100% after one year and will be subject to restrictions on resale for an additional year. The compensation cost associated with this restricted stock grant of 1,250 shares for the nine months ended September 30, 2013 was $9,375. As of September 30, 2013, there was $3,125 of total unrecognized compensation cost related to this restricted stock grant which is expected to be recognized over 0.2 years.

Finally, on May 30, 2013, 2,840 shares of restricted stock were granted to each of the six non-employee members of the Board of Directors. The restricted stock will vest 100% after one year and will be subject to restrictions on resale for an additional year. The compensation cost associated with the total grant of 17,040 shares for the nine months ended September 30, 2013 was $59,981. As of September 30, 2013, there was $119,962 of total unrecognized compensation cost related to this restricted stock grant which is expected to be recognized over 0.7 years.

Employee Stock Option and Deferred Stock Award Grants

On February 25, 2010, 86,500 incentive stock options were granted to employees with an exercise price equal to the market price on the date of grant of $8.28. The options vested over a 42-month period and expire in ten years. The compensation cost associated with this grant of employee options was $282,355 and was recognized as expense over the 42-month vesting period. The compensation cost associated with these options included in salaries and benefits expense for the nine months ended September 30, 2013 and 2012 was $47,059 and $52,942, respectively. As of September 30, 2013, there was no unrecognized compensation cost related to these stock options.

Additionally, on December 13, 2012, 20,500 shares of deferred stock awards were granted to employees with a price per share equal to the market price on the date of grant of $9.84. The awards vest ratably over a four-year period. The compensation cost associated with this grant of employee awards is $172,200 to be recognized as expense over the four-year vesting period. The compensation cost related to these awards included in salaries and benefits expense for the nine months ended September 30, 2013 was $32,288. As of September 30, 2013, there was $138,119 of total unrecognized compensation cost related to these deferred stock awards which is expected to be recognized over 3.2 years.

The number of shares that may be issued pursuant to restricted stock granted and the weighted average fair value during the periods presented were:

Nine Months Ended
	September 30, 2013		September 30, 2012
		Weighted		Weighted
		Average		Average
		Fair Value		Fair Value
	Grant	Per Share	Grant	Per Share

Board restricted stock	18,290	$10.52	11,820	$12.69

Total shares	18,290		11,820

A summary of stock option activity as of September 30, 2013 and changes during the nine months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Grant Date
Stock Options	Shares	Price	Term	Fair Value

Outstanding at January 1, 2013	292,267	$10.13

Granted	—	—
Exercised	(3,265)	$6.87
Expired/Forfeited	(15,000)	$13.86

Outstanding at September 30, 2013	274,002	$9.97	4.9 Years	$2,731,257

Exercisable at September 30, 2013	274,002	$9.97	4.9 Years	$2,731,257

A summary of stock option activity as of September 30, 2012 and changes during the nine months then ended is presented below:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Grant Date Fair Value

Outstanding at January 1, 2012	318,002	$9.21

Granted	—	—
Exercised	(22,750)	$7.07
Expired/Forfeited	(250)	8.28

Outstanding at September 30, 2012	295,002	$10.10	5.6 Years	$2,980,782

Exercisable at September 30, 2012	266,377	$10.40	5.5 Years	$2,769,987

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

Employee Stock Purchase Plan

On April 3, 1995, the Board of Directors adopted an Employee Stock Purchase Plan (the “ESPP”). Pursuant to Board action taken in September 2011, the ESPP was amended so that stock is issued in three-month phases. The plan issued 2,003 shares during the third quarter of 2013 and 2,102 shares during the third quarter of 2012. The ESPP has issued a total of 258,418 shares since its inception. Pursuant to Board action taken on June 2, 2012, and effective during the third quarter of 2012, the discount offered to employees as part of the ESPP was raised from 5% to 10%.

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

The following weighted-average assumptions were used in calculating the fair value of SARs during the nine-month period ended September 30, 2013, using the Black-Scholes valuation model:

September 30, 2013
Expected dividend yield	0.00%
Expected weighted-average volatility	48.7%
Risk-free interest rate	2.49%
Expected term of SARs (in years)	9.25

There were no exercises during the three or nine-month periods ended September 30, 2013. The total liability of the SARs at September 30, 2013 was $475,466.

Changes to the Company’s non-vested SARs during the nine-month period ended September 30, 2013, are as follows:

	SARs	Fair Value (*)
Non-vested SARs at December 31, 2012	148,500	$5.24
Granted	—	—
Vested	(16,500)	$5.03
Cancellations	—	—
Non-vested SARs at September 30, 2013	132,000	$5.03
* Weighted-average

3.	EARNINGS PER SHARE COMPUTATIONS

Basic net income per common share is based on the weighted average number of common shares outstanding during each period. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s potential common shares outstanding are stock options. Options to purchase 104,500 shares of common stock at an average price of $14.44 per share were outstanding but not included in the computation of diluted earnings per share for both the three and nine-month periods ended September 30, 2013 because the options were out of the money at September 30, 2013. Options to purchase 119,500 shares of common stock at an average price of $14.36 per share were outstanding but not included in the computation of diluted earnings per share for both the three and nine-month periods ended September 30, 2012 because the options were out of the money at September 30, 2012.

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the three and nine-month periods ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income (numerator) amounts used for basic and diluted per share computations:	$170,503	$202,034	$654,832	$568,002

Weighted average shares (denominator) of common stock outstanding:
Basic	4,159,588	4,118,880	4,160,149	4,124,345
Plus dilutive effect of stock options	17,536	31,251	22,277	45,298
Diluted	4,177,124	4,150,131	4,182,426	4,169,643

Net income per common share:
Basic	$.04	$.05	$.16	$.14
Diluted	.04	.05	.16	.14

4.	GENERAL CREDIT AGREEMENT

The Company has a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000. On May 6, 2013, the Company signed an amendment with Bremer Bank extending the expiration date from May 5, 2013 to May 5, 2014, while keeping previous provisions intact. The Company had no borrowings under this credit line at September 30, 2013 or December 31, 2012. The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements as of September 30, 2013.

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

The following tables provide information about the Company’s operating segments (in 000’s):

	Nine Months Ended September 30, 2013
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$12,166	$18,942	$5,592	$36,700

Intersegment revenues	585	—	1,143	1,728

Net interest income	2	—	—	2

Depreciation	860	405	96	1,361

Segment (loss) income before income taxes	(1,757)	3,517	622	2,382

	At September 30, 2013
Segment Assets	$34,950	$1,775	$13,901	$50,626

	Nine Months Ended September 30, 2012
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$11,276	$19,006	$5,167	$35,449

Intersegment revenues	459	—	1,142	1,601

Net interest income	5	—	—	5

Depreciation	793	426	100	1,319

Segment (loss) income before income taxes	(1,855)	3,514	668	2,327

	At December 31, 2012
Segment Assets	$31,950	$2,337	$12,538	$46,825

The following are reconciliations of reportable segment revenue, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Nine Months Ended September 30,
	2013	2012
Revenues
Total net revenue for reportable segments	$38,428	$37,050
Elimination of intersegment revenues	(1,728)	(1,601)
Total consolidated net revenues	$36,700	$35,449

Income before income taxes
Total segment income before income taxes	$2,382	$2,327
Elimination of intersegment income before income taxes	(1,267)	(1,224)
Total consolidated income before income taxes	$1,115	$1,103

	September 30,	December 31,
	2013	2012
Assets
Total assets for reportable segments	$50,626	$46,825
Elimination of intercompany receivables	(13,294)	(11,925)
Total consolidated assets	$37,332	$34,900

6.	COMMITMENTS AND CONTINGENCIES

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

The Company periodically is subject to claims or involved in legal proceedings arising in the normal course of business. At September 30, 2013, management believes that the resolution of any pending claims or legal proceedings will not have a material impact on the consolidated financial statements.

7.	COOPERATIVE MARKETING AGREEMENT

On June 4, 2012, the Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”). The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s horse industry. Under the terms of the CMA, the SMSC paid the horsemen $2.7 million in June 2012 and $5.3 million in February 2013 for purse enhancements. After 2013, the SMSC plans to contribute the additional amounts listed below.

In addition, the Company and the SMSC have also agreed in the CMA to partner in joint marketing efforts for their mutual benefit, including signage, joint promotions, player benefits and events. Under the CMA, the SMSC paid the Company $300,000 in June 2012 and $600,000 in February 2013 for marketing purposes. After 2013, the SMSC plans to pay the additional amounts listed below.

The SMSC has agreed to make the following purse enhancement and marketing payments in the years 2014 through 2022:

Year	Purse Enhancement Payments to Horsemen	Marketing Payments to Canterbury Park

2014	$5,840,000	$660,000
2015	6,434,000	726,000
2016	7,087,400	798,600
2017	7,806,140	878,460
2018	8,000,000	900,000
2019	8,000,000	900,000
2020	8,000,000	900,000
2021	8,000,000	900,000
2022	8,000,000	900,000

The Company will not have any financial interest in any part of purse enhancement payments. Therefore, purse enhancement payments will have no impact on the Company’s financial statements.

The amounts earned from the marketing payments will be recorded as a component of other revenue and the related expenses will be recorded as a component of marketing and advertising expense in the Company’s financial statements. For the nine months ended September 30, 2013, the Company recorded $397,344 in revenues and incurred $397,344 in expenses related to the marketing payment. The excess of amounts received over revenues is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheet.

As part of the CMA and pursuant to a Stock Appreciation Rights Agreement (the “SAR Agreement”) dated June 14, 2012, the Company issued stock appreciation rights to the SMSC. The SAR Agreement granted rights to the SMSC to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties. Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30. Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in January 2013. The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over the grant price. The SAR Agreement and all rights granted expire on December 31, 2022. The liability related to these stock appreciation rights is recorded as a long-term liability and the Company recognizes the income or expense related to the fluctuation in the value of the stock appreciation rights against the revenues recorded relating to the marketing payment due to the nature of the agreement. Any excess expenses will be recognized as a component of other operating expenses. For the nine months ended September 30, 2013, the Company recognized $235,678 of expense related to these stock appreciation rights, of which $235,678 was recorded as an offset to revenue. In the future, changes in the fair value of these stock appreciation rights will increase or decrease the stock appreciation rights liability, and the Company will recognize an additional offset to revenue or other operating expense related to these changes.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Canterbury Park Holding Corporation, our operations, our financial results and financial condition and our present business environment. This MD&A is provided as a supplement to – and should be read in conjunction with – our condensed consolidated financial statements and the accompanying notes to the financial statements (the “Notes”).

Overview:

          Canterbury Park Holding Corporation (the “Company”) owns and operates the Canterbury Park Racetrack and Card Casino in Shakopee, Minnesota (the “Racetrack”). The primary businesses of the Company are simulcast and live pari-mutuel horse racing, hosting unbanked card games, and food and beverage operations.

          The Racetrack is the only facility in the State of Minnesota that offers live pari-mutuel thoroughbred and quarter horse racing. The Racetrack earns revenues from pari-mutuel take-out on races simulcast year-round to Canterbury Park from racetracks throughout the country and from live race meets featuring thoroughbred and quarter horse racing. Live race meets commence in the month of May and conclude in September. During the live race meet, the Company televises its races to out-of-state racetracks around the country, and earns additional pari-mutuel revenue on wagers placed on its races at the out-of-state racetracks.

          The Card Casino at Canterbury Park currently hosts “unbanked” card games in which players compete against each other and not against the house, although 2012 changes to the law governing Card Casino operations authorize the Company to offer banked games in the future should it so choose. The Card Casino is open 24 hours a day, seven days a week. Under Minnesota law, the Company is required to pay up to 14% of gross Card Casino revenues to the Racetrack’s purse fund and the State of Minnesota Breeders’ Fund.

          The Company also generates significant revenues from other activities such as food and beverage operations, parking and admission fees, the sale of programs and other racing publications, and corporate sponsorships. Additional revenues are derived from the use of the Racetrack facilities for special events, such as concerts and craft shows.

Operations Review for the Three and Nine Months Ended September 30, 2013 and September 30, 2012:

EBITDA

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

          The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA (defined above), which is a non-GAAP measure, for the nine-month periods ended September 30, 2013 and 2012:

Summary of EBITDA Data:

	Nine Months Ended September 30,
	2013	2012
Net income	$654,832	$568,002
Interest income	(2,225)	(4,635)
Income tax expense	460,050	534,821
Depreciation	1,360,770	1,318,617
EBITDA	$2,473,427	$2,416,805

          EBITDA as a percentage of net revenues was 6.7% for the nine months ended September 30, 2013, slightly less than the 6.8% for the nine months ended September 30, 2012.

Revenues

          Total net revenues increased $1,250,891 or 3.5%, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 and increased $398,167, or 2.9%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The nine-month improvement was due to an increase in Pari-mutuel revenues of 10.4%, a decrease in Card Casino revenues of .3%, and an increase in Concessions revenue of 8.1% compared to the same period in the prior year. The three-month increase represented an increase in Pari-mutuel revenues of 13.3%, a decrease in Card Casino revenues of 5.5%, and an increase in concessions revenue of 15.2% for the three months ended September 30, 2013 compared to the same period in 2012. See below for a further discussion of revenue.

Summary of Pari-mutuel Data:

	Nine Months Ended September 30,
	2013	2012
Racing Days
Simulcast racing days	204	212
Live and Simulcast racing days	69	62
Total Number of Racing Days	273	274

On-Track Handle
Simulcast racing handle on simulcast only days	$16,041,000	$16,836,000
Live and Simulcast days:
Live racing handle	13,299,000	11,406,000
Simulcast racing handle	9,758,000	8,688,000
Total On-Track Handle	39,098,000	36,930,000

Out-of-State Live Handle	24,412,000	16,643,000

Total Handle	$63,510,000	$53,573,000

On-Track Average Daily Handle
Simulcast only racing days	$78,632	$79,415
Live and simulcast racing days	$334,159	$324,097

          Pari-mutuel revenues increased $875,111, or 10.4%, in the nine-month period ended September 30, 2013 compared to the same period in 2012, and increased $477,742, or 13.3%, for the three-month period ended September 30, 2013 compared to the same period in 2012. In addition, total handle wagered for the first nine months of 2013 was up $9,937,000, or 18.5%, compared to the same period last year and was up $7,849,000, or 29.8% for the third quarter of 2013 compared to the same period last year. Almost half of the nine-month increase in revenue is attributable to the change in accounting estimate that was made in the second quarter of 2013 regarding the Company’s unredeemed pari-mutuel tickets. During the quarter ended June 30, 2013, the Company reevaluated the likelihood of redemption relating to outstanding vouchers and through this assessment, the Company decreased the projected redemption rate. For the nine months ended September 30, 2013, the change in accounting estimate decreased our liability for outstanding pari-mutuel vouchers and increased Pari-mutuel revenue in our Condensed Consolidated Statements of Operations for the period by approximately $412,000 (pre-tax difference), increasing Income from Operations by this amount as well. Net Income increased approximately $239,000 (after taking income taxes into account), or by approximately $0.06 earnings per basic and diluted common share. Handle and pari-mutuel revenue increases are also attributable to six additional days of live racing being conducted in the third quarter of 2013 compared to 2012. In addition, purse supplements provided under the Cooperative Marketing Agreement described below which enabled the Company to offer higher quality racing and larger fields that created excellent wagering opportunities for our local race fans as well as handicappers around the country.

Summary of Card Casino Data:

	Nine Months Ended September 30,
	2013	2012
Poker Games	$7,320,000	$7,906,000
Table Games	9,523,000	9,212,000
Total Collection Revenue	16,843,000	17,118,000

Other Revenue	2,099,000	1,888,000
Total Card Casino Revenue	$18,942,000	$19,006,000

Number of Days Offered	273	274
Average Revenue per Day	$69,385	$69,365

          Total Card Casino revenues slightly decreased by $64,000, or .3%, for the first nine months of 2013 and also decreased $351,141, or 5.5%, for the third quarter of 2013 compared to the same periods in 2012. The primary source of Card Casino revenue is a percentage of the wagers received from the players as compensation for providing the Card Casino facility and services, referred to as the “collection revenue.” Other revenue includes fees collected for the administration of tournaments, and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds. Poker collection revenue during the first nine months of 2013 decreased $586,000, or 7.4%, and also decreased $309,071, or 11.4% for the third quarter of 2013 compared to the same periods in 2012. The Company believes that the nine-month year-over-year decrease in poker revenues is attributable to inclement weather in Minnesota during the first quarter of 2013 compared to unusually mild weather experienced during the first quarter of 2012 and a significant increase in competition due to additional midwest poker tournaments. The three-month decrease was compounded by significant road construction in the southwest metro area. Table games collection revenue increased $311,000, or 3.4%, compared to the first nine months of 2012 and slightly decreased $31,996, or 1.0%, for the quarter ended September 30 compared to the same period in 2012. The Company believes the nine-month year-over-year increase was primarily due to an increased number of tables being used for card play during the entire nine-month period pursuant to favorable legislation enacted into law in May 2012. This is described in greater detail in “Legislation” below. In addition, the three-month decrease was due to the increase in tables being offered which was offset by the impact of significant road construction in the southwest metro area. Total Card Casino revenues represented 51.3% and 41.8% of net revenues for the nine-month and three-month periods ended September 30, 2013, respectively. The third quarter percentage is usually lower in every calendar year due to substantially increased revenue from live racing.

          Concessions revenues increased $418,670 or 8.1% for the first nine months of 2013 and also increased $368,544 or 15.2% for the third quarter of 2013 compared to the same periods in 2012. The increase primarily reflects seven additional days of live racing being conducted in the first nine months of 2013 compared to 2012 and six additional days of live racing being conducted in the third quarter of 2013 compared to 2012. Also, the Company experienced higher special event attendance in 2013 that generated increased concessions sales.

Operating Expenses

          Total operating expenses increased $1,236,422, or 3.6%, and $510,041, or 3.8%, for the nine-month and three-month periods ended September 30, 2013, respectively, compared to the same periods in the prior year. See below for a further discussion of operating expenses.

Summary of Purse and Breeders’ Fund Expense:

	Purse Expense Nine Months Ended September 30,		Minnesota Breeders’ Fund Expense Nine Months Ended September 30,
	2013	2012	2013	2012
Card Casino	$2,171,000	$2,179,000	$241,000	$242,000

Simulcast Horse Racing	1,587,000	1,570,000	289,000	288,000

Live Horse Racing	1,452,000	1,186,000	133,000	114,000

	$5,210,000	$4,935,000	$663,000	$644,000

          Due to the increases in pari-mutuel revenues, total expense for statutory purses and the Minnesota Breeders’ Fund increased $294,102, or 5.3%, and $200,013, or 8.2%, for the nine and three-month periods ended September 30, 2013 compared to the same periods in 2012. Both purse and Breeders’ Fund expenses are determined by wagering levels in our Card Casino and on live and simulcast racing.

          Salaries and benefits increased $690,427, or 4.7%, in the nine-month period ended September 30, 2013 and $195,555, or 3.6%, in the three-month period ended September 30, 2013 compared to the same periods last year. The increases are partially due to supporting the increased revenue during the three and nine-month periods ended September 30, 2013 compared to the same periods in 2012. Additionally, there were increased salary costs as compared to the first nine months of last year due to annual increases in salaries and wages.

          Cost of sales increased $159,531 or 5.7% in the nine-month period ended September 30, 2013 and $125,658 or 10.0% in the three-month period ended September 30, 2013 compared to the same periods last year. The increases reflect costs incurred to support increased revenues during the three and nine-month periods ended September 30, 2013 compared to the same periods last year.

          Utilities increased $130,909, or 13.6%, in the nine-month period ended September 30, 2013 and $53,643, or 11.7%, in the three-month period ended September 30, 2013 compared to the same periods last year. The increases are primarily attributable to rising utility rates and increased utilities expense due to inclement weather during the first quarter of 2013 as compared to the unusually mild weather in the first quarter of 2012.

          Advertising and marketing costs increased $169,257 or 13.0%, in the nine-month period ended September 30, 2013 and decreased $18,266, or 3.0%, in the three-month period ended September 30, 2013 compared to the same periods last year. The nine-month increase is primarily a result of increased upfront expenditures to promote live racing both locally and to simulcast markets around the country, as well as increased expenses related to the SMSC Cooperative Marketing Agreement.

          Other operating expenses decreased $279,151 or 4.3%, in the nine-month period ended September 30, 2013 and decreased $88,120, or 3.5%, in the three-month period ended September 30, 2013 compared to the same periods last year. The three-month increase is primarily due to rising insurance costs and an increase in repairs and maintenance.

          Income before income taxes was $1,114,882 for the nine months ended September 30, 2013 compared to $1,102,823 for the nine months ended September 30, 2012. After income tax expense of $460,050 for the nine months ended September 30, 2013, the Company reported net income of $654,832 in 2013 compared to net income of $568,002 in 2012. For the quarter ended September 30, 2013, the Company recorded income before income tax expense of $275,258 compared to $387,875 for the same period last year. After income tax expense of $104,755, net income in the third quarter of 2013 was $170,503 compared to net income of $202,034 for the third quarter of 2012. The significant level of income taxes estimated for the third quarter and nine-month periods ended September 30, 2012 is primarily due to the non-deductibility of lobbying expenses incurred by the Company.

Contingencies:

          As further discussed below, the Company entered into a Cooperative Marketing Agreement (CMA) with the Shakopee Mdewakanton Sioux Community (SMSC) that became effective on June 15, 2012. The CMA contains certain covenants which, if breached, would trigger an obligation to repay a specified amount related to such covenant. At this time, management believes that the likelihood that the breach of a covenant in the CMA will occur and that the Company will be required to pay the specified amount related to such covenant is remote.

Liquidity and Capital Resources:

          Cash provided by operating activities for the nine months ended September 30, 2013 was $1,738,649 and was due to several factors. First, the Company reported net income of $654,832. Additionally, the Company recorded depreciation of $1,360,770. The Company also experienced an increase in accounts payable and accrued wages and payroll taxes of $788,705. These items were somewhat offset by a seasonal increase in accounts receivable of $560,500 and a decrease in due to MHBPA of $1,377,966 resulting primarily from the payment of purses during the third quarter. Cash provided by operating activities for the nine months ended September 30, 2012 was $2,426,475 and was the result of several factors. The Company reported net income of $568,002 and depreciation of $1,318,617. Additionally, the Company experienced an increase in accounts payable and accrued wages and payroll taxes of $1,271,212, caused primarily by a seasonal increase in payables due to the live racing season extending into September. Finally, the Company experienced an increase in Card Casino accruals of $1,132,117 primarily due to the seasonality of the player pool. These items were somewhat offset by an increase in restricted cash of $775,093 and a decrease in due to MHBPA of $703,926, resulting primarily from the payment of purses during the third quarter.

          Net cash used in investing activities for the first nine months of 2013 was $3,683,413 and was used primarily for the purchase of technology upgrades and enhancements, including digital signage and customer relationship management equipment, and building improvements. Net cash used in investing activities for the first nine months of 2012 was $1,043,216 due to purchasing a variety of fixtures and equipment for operational purposes.

          Net cash provided by financing activities during the first nine months of 2013 was $59,543, and consisted of proceeds received upon the issuance of common stock relating to ESPP and stock option purchases of $70,196, slightly offset by common stock repurchases and tax expense from the exercise of stock options and issuance of restricted stock of $10,653. During the period January 1, 2012 through September 30, 2012, cash used in financing activities consisted of a cash dividend that was declared and paid for $1,035,475, somewhat offset by proceeds and excess tax benefits received upon the exercise of stock options of $253,673.

          The Company has a general credit agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000 until May 5, 2014 with interest at the prime rate but not less than 4.5% per annum. The Company had no borrowings under the line of credit at September 30, 2013 or December 31, 2012. This credit agreement contains covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements at all times throughout the quarter ended September 30, 2013.

          The Company’s cash and cash equivalent balance at September 30, 2013 was $7,499,762 compared to $9,384,983 at December 31, 2012 primarily reflecting an increase in capital expenditures in the first nine months of 2013 compared to the same period in 2012. The Company believes that funds available in its cash accounts, amounts available under the general credit agreement, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements for regular operations during 2013.

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

          Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 66.2% of our total assets at September 30, 2013. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related undiscounted expected future net cash flows. If the sum of the related expected future net cash flows is less than the carrying value, we will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. To date, we have determined that no impairment of these assets exists.

          Stock-based Compensation – Accounting guidance requires recognition of services provided in exchange for a share-based payment based on the grant date fair market value. We utilize our judgment in determining the assumptions used to determine the fair value of equity instruments granted using a Black-Scholes model.

Commitments and Contractual Obligations:

          On June 4, 2012, the Company entered into the CMA with the SMSC that expires December 31, 2022. See “Cooperative Marketing Agreement” below.

Legislation:

          In May 2012, the Minnesota law governing the Card Casino was amended in several respects, all of which amendments increased the Company’s flexibility to operate its Card Casino, thereby creating opportunities to earn increased revenues and pay increased purses for live races at Canterbury Park’s Racetrack.

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

          The amended law is being implemented in stages. The Company has increased the number of tables hosting live play from 50 to approximately 66 to accommodate customers during peak periods, has offered higher betting limits to accommodate demand, and has also expanded the number of poker tournaments it conducts. Additional changes will be implemented based on market demand.

Cooperative Marketing Agreement:

          On June 4, 2012, the Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”). The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s horse industry. Under the terms of the CMA, the SMSC paid the horsemen $2.7 million in June 2012 and $5.3 million in February 2013 for purse enhancements. After 2013, the SMSC plans to contribute the additional amounts listed below.

          In addition, the Company and the SMSC have also agreed in the CMA to partner in joint marketing efforts for their mutual benefit, including signage, joint promotions, player benefits and events. Under the CMA, the SMSC paid the Company $300,000 in June 2012 and $600,000 in February 2013 for marketing purposes. After 2013, the SMSC plans to pay the additional amounts listed below.

The SMSC has agreed to make the following purse enhancement and marketing payments in the years 2014 through 2022:

Year	Purse Enhancement Payments to Horsemen	Marketing Payments to Canterbury Park

2014	$5,840,000	$660,000
2015	6,434,000	726,000
2016	7,087,400	798,600
2017	7,806,140	878,460
2018	8,000,000	900,000
2019	8,000,000	900,000
2020	8,000,000	900,000
2021	8,000,000	900,000
2022	8,000,000	900,000

          The Company will not have any financial interest in any part of purse enhancement payments. Therefore, purse enhancement payments will have no impact on the Company’s financial statements.

          The amounts earned from the marketing payments will be recorded as a component of other revenue and the related expenses will be recorded as a component of marketing and advertising expense in the Company’s financial statements. For the nine months ended September 30, 2013, the Company recorded $397,344 in revenues and incurred $397,344 in expenses related to the marketing payment. The excess of amounts received over revenues is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheet.

          As part of the CMA and pursuant to a Stock Appreciation Rights Agreement (the “SAR Agreement”) dated June 14, 2012, the Company issued stock appreciation rights to the SMSC. The SAR Agreement granted rights to the SMSC to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties. Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30. Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in January 2013. The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over the grant price. The SAR Agreement and all rights granted expire on December 31, 2022. The liability related to these stock appreciation rights is recorded as a long-term liability and the Company recognizes the income or expense related to the fluctuation in the value of the stock appreciation rights against the revenues recorded relating to the marketing payment due to the nature of the agreement. Any excess expenses will be recognized as a component of other operating expenses. For the nine months ended September 30, 2013, the Company recognized $235,678 of expense related to these stock appreciation rights, of which $235,678 was recorded as an offset to revenue. In the future, changes in the fair value of these stock appreciation rights will increase or decrease the stock appreciation rights liability, and the Company will recognize an additional offset to revenue or other operating expense related to these changes.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended September 30, 2013 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors reported under Item 1A in the Form 10-K for the year ended December 31, 2012, and the risk factors presented therein are incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	Not Applicable.
	(b)	Not Applicable.
(c)

On December 17, 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 12b-18 in open market transactions, block purchases of privately negotiated transactions (the “2008 Stock Repurchase Plan”). From its adoption until August 13, 2012, the Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and, on such date, authorized the repurchase of an additional 100,000 shares of the Company’s common stock. The Company did not repurchase any shares during the third quarter of 2013. The maximum number of shares that may yet be purchased under the above authorizations is 128,781 as of September 30, 2013.

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

Canterbury Park Holding Corporation

Dated: November 14, 2013	/s/ Randall D. Sampson
Randall D. Sampson,
President and Chief Executive Officer

Dated: November 14, 2013	/s/ David C. Hansen
David C. Hansen,
Vice President and Chief Financial Officer