Form 10-K
period 2013-12-31
CANTERBURY PARK HOLDING CORP
filed 2014-03-31
CIK 926761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

          The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates based on the price at which the Company’s common stock was last sold on the NASDAQ Global Market, on June 30, 2013, the end of the registrant’s most recently completed second fiscal quarter was approximately $19,285,000.

          On March 18, 2014, the Company had 4,181,083 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders, to be held on June 5, 2014 and which will be filed on or before April 22, 2014, are incorporated by reference into Part III of this Form 10-K.

CANTERBURY PARK HOLDING CORPORATION
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2013

Item 1.	BUSINESS

(a) General Development of the Business

          Canterbury Park Holding Corporation (the “Company,” “we,” “our,” or “us”) conducts pari-mutuel wagering operations and hosts “unbanked” card games at its Canterbury Park Racetrack and Card Casino facility (the “Racetrack”) in Shakopee, Minnesota. The Company’s pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack and year-round wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”). Unbanked card games, in which patrons compete against each other, are hosted in the Card Casino at the Racetrack. In addition, recent changes to the laws governing Card Casino operations enable the Company to offer banked games in the future should it so choose. The Company also derives revenues from related services and activities, such as concessions, parking, advertising signage, publication sales, operation of an RV park, and from other entertainment events and activities held at the Racetrack. The ownership and operation of the Racetrack and the Card Casino are significantly regulated by the Minnesota Racing Commission (“MRC”).

          The Company was incorporated under the laws of Minnesota on March 24, 1994, acquired the Racetrack on March 29, 1994, commenced seven day a week simulcast operations on May 6, 1994, and, beginning in May 1995, launched live horse racing and related pari-mutuel wagering on a seasonal basis, generally from early May to early September. The Company opened the Card Casino on April 19, 2000 with 43 tables and expanded to 50 tables (the maximum then permitted by law) in 2001. However, recent changes to the laws governing Card Casino operations enable the Company to now host card games on up to 80 tables on a daily basis and the Company has increased the number of tables hosting live play from 50 to approximately 66. See “Legislation” at (c)(vii) below for additional information. In June 2012, the Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”) pursuant to which, over a 10.5 year term, the SMSC will provide supplements to purses for live races at the Racetrack totaling approximately $75 million, as well as payments to the Company totaling approximately $8.5 million for joint marketing efforts with the SMSC. See “Cooperative Marketing Agreement” at (c)(viii) below for additional information.

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

          Live Racing

          In 2013, the Racetrack hosted 69 days of live racing beginning May 17th and concluding September 14th. The meet included 49 days of mixed thoroughbred and quarter horse racing and 20 days of thoroughbred only racing. The 2012 live meet was 62 days long, beginning May 18th and ending September 3rd, and consisted of 46 days of mixed thoroughbred and quarter horse racing and 16 days of thoroughbred only racing.

          Currently, Minnesota law requires the Company to schedule a minimum of 125 days of live racing annually, unless the Minnesota Horsemen’s Benevolent and Protective Association (the “MHBPA”) agrees to a lesser number of live racing days. Since 1995, the MHBPA has agreed to waive the 125-day requirement and has allowed the Company to run a live meet of at least 50 days each year. Pursuant to the CMA, the MHBPA entered into a Horse Association Agreement in which it agreed to waive the 125-day requirement provided that at least 65 days of live racing are scheduled in each of the ten calendar years beginning in 2013. If, for any reason, the MHBPA ceases to be bound by its obligations under the Horse Association Agreement, and the Company and the MHBPA are unable to agree on a live meet shorter than 125 days, the Company’s operations could be adversely impacted by a decrease in the daily purses, potential reduction in the quality of horses, lower attendance, lower overall total amount wagered (“handle”), and substantially greater operating expenses.

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

          The Company offers “full card” simulcast racing (broadcasting of another racetrack’s entire daily live racing program) from up to 20 racetracks per day, seven days a week, 363 days per year, including Churchill Downs, Santa Anita, Gulfstream Park, Belmont Park, and Saratoga Racecourse. In addition, races of national interest, such as the Kentucky Derby, the Preakness Stakes, the Belmont Stakes, and the Breeders’ Cup supplement the regular simulcast program. The Company regularly evaluates its agreements with other racetracks in order to offer the most popular simulcast signals of live horse racing that are feasible.

          Under applicable provisions of federal and state law, in order to conduct simulcast operations either as a host or guest track, the Company must obtain the consent of the state’s regulatory authority and the organization which represents a majority of the owners and trainers of the horses who race at the Racetrack. In Minnesota, such consent must be obtained from the MRC and the MHBPA. As these consents are obtained annually, no assurance can be given that the MRC and the MHBPA will allow the Company to conduct simulcast operations either as a host or guest track after 2013. If the MRC or the MHBPA do not consent, the Company’s operations could be adversely impacted by a decrease in pari-mutuel revenue, potential reduction in the quality of horses, lower attendance, lower overall handle, and substantially greater operating expenses.

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

          Table games, including Blackjack, Fortune Pai Gow, Three Card Poker, Crazy 4 Poker, Ultimate Texas Hold ‘Em, EZ Baccarat, and Blackjack Switch are currently offered in the Card Casino. Prior to May 4, 2012, the Company’s table games were required by law to be “unbanked.” “Unbanked” refers to a wagering system or game where wagers lost or won in card games are accumulated into a player pool liability for purposes of enhancing the total amount paid back to winning players. The Company can only serve as custodian of the player pool, may not have an active interest in any card game and does not recognize amounts that dealers “win” or “lose” during the course of play as revenue. However, changes to the laws governing Card Casino operations enable the Company to offer banked games in the future should it so choose. See “Legislation” at (c)(vii) below for additional information. The primary source of Card Casino revenue is a percentage of the wagers received from the players, aggregated up to 18% per day as defined by MRC regulations, as compensation for providing the Card Casino facility and services, referred to as “collection revenue.” In addition, several table games offer a progressive jackpot. The player has the option of playing the jackpot and has the opportunity to win some or the entire jackpot amount, depending upon their hand.

(iii)	Special Events

          While pari-mutuel horse racing and Card Casino operations are the Company’s principal businesses, the Company’s facilities are capable of being used for multiple purposes. In an effort to more fully utilize the property and to generate additional revenues, the Company has increasingly used its grandstand, grounds, and parking lot for special events and rentals. While the use of the Company’s facilities for particular special events and purposes varies from year to year, the following are among the types of events and purposes for which the Company’s facilities have been used: snowmobile races, major arts and crafts shows, trade shows, concerts, fundraisers, automobile shows and competitions, and boat storage.

(iv)	Sources of Revenue

          General

          The Company’s revenues are principally derived from three activities: Card Casino operations, wagering on live and simulcast horse races, and concession sales. For the year ended December 31, 2013, revenues from Card Casino operations represented 54.4% of total revenues, wagering on horse races generated 23.8% of total revenues, and concessions revenue represented 13.8% of total revenues.

          Card Casino Operations

          The Company receives revenue from its Card Casino, which operates 24 hours per day, seven days per week. The Company currently receives collection revenue from poker and table games tables. Under Minnesota law, the Company is required to pay 10% of the first $6 million of gross Card Casino revenues towards purses for live horse racing at the Racetrack. After meeting the $6 million threshold, the Company must pay 14% of gross Card Casino revenues as purse monies. Of funds allocated for purses, the Company pays 10% of the purse monies to the Minnesota Breeders’ Fund (the “MBF”), which is a fund apportioned by the MRC among various purposes related to Minnesota’s horse breeding and horse racing industries. The remaining 90% of purse monies are divided between thoroughbred (90%) and quarter horse (10%) purse funds.

          Pari-mutuel wagering – General

          In pari-mutuel wagering, bettors wager against each other in a pool, rather than against the operator of the facility or with preset odds. From the total handle wagered, the Minnesota Pari-Mutuel Horse Racing Act (the “Racing Act”) specifies the maximum percentage, referred to as the “takeout,” which may be withheld by the Racetrack, with the balance returned to the winning bettors. The takeout constitutes one of the Racetrack’s primary sources of operating revenue. From the takeout, funds are set aside for purses and paid to the State of Minnesota for pari-mutuel taxes and to the MBF. The balance of the takeout remaining after these deductions is commonly referred to as the “retainage.”

          The various forms of pari-mutuel wagering can be divided into two categories: straight wagering pools and multiple wagering pools, which are also referred to as “exotic” wagering pools. Examples of straight wagers include: “win,” “place,” and “show.” Examples of exotic wagers include: “daily double,” “exacta,” “trifecta,” and “pick four.”

          The amount of takeout earned by the Company depends on where the race is run and the form of wager (straight or exotic). Net revenues from pari-mutuel wagering on live races run at the Racetrack consist of the total amount wagered, less the amounts paid (i) to winning patrons, (ii) for purses, (iii) to the MBF and (iv) for pari-mutuel taxes to the State of Minnesota. Net revenues from pari-mutuel wagering on races being run at out-of-state racetracks and simulcast to the Racetrack have similar expenses but also include a host fee payment to the host track. The host fee, which is calculated as a percentage of monies wagered (generally 3.0% to 4.5%), is negotiated with the host track and must comply with state laws governing the host track. Pari-mutuel revenues also include commission and breakage revenues on live on-track and simulcast racing, fees received from out-of-state racetracks for wagering on our live races and proceeds from unredeemed pari-mutuel tickets.

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

          The following table sets forth the percentage distribution of each dollar wagered on live races at the Racetrack, as established by the Racing Act, and the Racetrack’s retainage for the years ended December 31, 2013 and 2012:

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

(2)

The current pari-mutuel tax structure exempts the first $12 million of takeout during a statutorily mandated twelve-month period. The total pari-mutuel tax liability for a twelve-month period will depend upon the total takeout during that period. There was no pari-mutuel tax liability in 2013 or 2012 and, therefore, it is not factored into the above table.

          Wagering on Simulcast Races

          The amount of takeout from simulcast wagering is determined by the laws of the state in which the host track is located. In addition, the Racing Act establishes a minimum that must be set aside from simulcasting for purse payments on racing within Minnesota. Different amounts are deducted for purses from the takeout depending on whether simulcasting occurs during the “Racing Season,” a statutorily defined 25-week period beginning in early May each year, or outside of the Racing Season. If simulcasting occurs during the Racing Season, the amount set aside for purses further depends on whether the simulcasting is part of a full racing card that occurs during the part of the day that live races are conducted at the Racetrack. For races that are part of a full simulcast racing card that takes place within the time of live races at the Racetrack, the amount reserved for purse payout is 8.4%. For simulcasting conducted during the Racing Season that does not occur within the time period of live races, the purse is equal to 50% of the takeout remaining after deductions for pari-mutuel taxes, payments to the MBF, and payments to the host racetrack for host track fees. For simulcasting conducted outside of the Racing Season, the amount that must be contributed to the purses is 25% of the takeout after deducting pari-mutuel taxes, payments to the MBF, and host fee payments to the host racetrack.

          The following table sets forth the approximate percentage distribution of each dollar wagered on races simulcast at the Racetrack and the Racetrack’s retainage for the years ended December 31, 2013 and 2012:

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
(2)

The current pari-mutuel tax structure exempts the first $12 million of takeout during a statutorily mandated twelve-month period. The total pari-mutuel tax liability for a twelve-month period will depend upon the total takeout during that period. There was no pari-mutuel tax liability in 2013 or 2012 and, therefore, it is not factored into the above table.

(3)	Although Minnesota law specifies purse percentages, the actual percentage is determined by an agreement between the Racetrack and the MHBPA.
(4)	Payments to the host track generally range from 3.0% to 4.5% of total handle, subject to negotiation with each host track. For purposes of this table, the host track fee is assumed to be 3.8%.

          Concessions Revenue

          The Company earns revenue from food and beverage sales in its restaurant, group catering areas, and numerous concession stands located throughout the facility. Food and beverage sales are offered during simulcast and live racing, in the Card Casino, and during special events.

          Other Revenue

          The Company generates cash revenues from the receipt of reserved seating charges, preferred and valet parking and the sales of various daily pari-mutuel publications. Additional revenues are derived from the use of the Racetrack facilities year-round for special events such as snowmobile races, major arts and crafts shows, trade shows, concerts, fundraisers, automobile shows and competitions, and boat storage. The Company also generates revenue from providing advertising signage space, similar to that appearing at many sports stadiums.

(v)	Competition

          Prior to 2004, the Company was the only racetrack in the State of Minnesota licensed to conduct pari-mutuel wagering on live and simulcast horse races and to operate a card room. In April 2008, pursuant to a license granted by the MRC, North Metro Harness Initiative, LLC (“NMHI”) began conducting pari-mutuel wagering on live races of standardbred (harness) horses on a seasonal basis and on simulcast horse races year round at its Running Aces Harness Park racetrack in Columbus Township, Anoka County, Minnesota. Thereafter, in June 2008, pursuant to a separate license granted by the MRC, NMHI began operating a card room in competition with the Company. The card room at the Running Aces racetrack, which is located approximately 50 miles from Canterbury Park, provides substantial and direct competition to the Company’s Card Casino. In addition, until early 2013, NMHI offered pari-mutuel wagering on simulcast thoroughbred and quarter horse races in competition with the Company pursuant to an agreement required by Minnesota law. In February 2013 NMHI terminated this contract and now only offers simulcasting of standardbred (harness) horse races.

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

          Finally, the Company competes with racetracks located throughout the United States in securing horses to run at the Racetrack. Attracting owners and trainers is largely dependent on the ability to offer competitive purses. The Company experiences significant competition for horses from racetracks located near Des Moines, Iowa and Chicago, Illinois. This competition is expected to continue for the foreseeable future.

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

          A federal statute, the Interstate Horse Racing Act of 1978, also requires that a racetrack must obtain the consent of the group representing the horsepersons (owners and trainers) racing the breed of horses that race a majority of the time at the racetrack (the MHBPA), and the consent of the state agency regulating the racetrack (MRC), in order to transmit simulcast signals of its live races or to receive and use simulcast signals from other racetracks.

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

          Limitation on Ownership and Management of an Entity which holds a Class A and/or Class B License

          The Racing Act requires prior MRC approval of all officers, directors, 5% shareholders or other persons having a present or future direct or indirect financial or management interest in any person applying for a Class A or Class B license, and if a change of ownership of more than 5% of the licensee’s shares is made after an application is filed or the license issued, the applicant or licensee must notify the MRC of the changes within five days of this occurrence and provide the information required by the Racing Act.

          Card Casino Regulation

          The MRC is also authorized by law to regulate Card Casino operations, and the law requires that the Company reimburse the MRC for its actual costs, including personnel costs, of regulating the Card Casino. For fiscal years ended December 31, 2013 and 2012, the Company paid $153,000 and $168,000, respectively, to the MRC as reimbursement for costs of regulating Card Casino operations.

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

(vii)	Recent Legislation

          In May 2012, Minnesota law governing the Card Casino was amended in several respects, all of which amendments increased the Company’s flexibility to operate its Card Casino, thereby creating opportunities to earn increased revenues and pay increased purses for live races at Canterbury Park’s Racetrack.

          Under Minnesota law, as amended, the Company can conduct card play on up to 80 tables in its Card Casino. It also increased the poker betting limit from $60 to $100. The amended law also removed limits on the number of poker tournaments the Company can conduct, as well as limits on the number of tables used in poker tournaments and allows Canterbury to conduct “banked” card games, in which customers play against the house, along with the unbanked games it currently conducts. In a separate provision, the amended law established a framework for the possible implementation of pari-mutuel simulcasting of horse races conducted at Canterbury and other racetracks to Tribal casinos in Minnesota.

          The amended law is being implemented in stages. The Company has increased the number of tables hosting live play from 50 to approximately 66 to accommodate customers during peak periods, has offered higher betting limits to accommodate demand, and has also expanded the number of poker tournaments it conducts. Additional changes will be implemented based on market demand.

(viii)	Cooperative Marketing Agreement

          On June 4, 2012, the Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”). The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s horse industry. Under the terms of the CMA, the SMSC paid the horsemen $2.7 million in June 2012 and $5.3 million in February 2013 for purse enhancements. After 2013, the SMSC is obligated to contribute the additional amounts listed below for purse enhancements.

          The Company and the SMSC have also agreed in the CMA to partner in joint marketing efforts for their mutual benefit, including signage, joint promotions, player benefits and events. Under the CMA, the SMSC paid the Company $300,000 in June 2012 and $600,000 in February 2013 for marketing purposes. After 2013, the SMSC is obligated to pay the additional amounts listed below to be used for mutually agreeable marketing purposes.

          Under the CMA, the SMSC has agreed to make the following purse enhancement and marketing payments in 2014 through 2022:

Year	Purse Enhancement Payments to Horsemen	Marketing Payments to Canterbury Park
2014	$5,840,000	$660,000
2015	6,434,000	726,000
2016	7,087,400	798,600
2017	7,806,140	878,460
2018	8,000,000	900,000
2019	8,000,000	900,000
2020	8,000,000	900,000
2021	8,000,000	900,000
2022	8,000,000	900,000

          The Company does not have a financial interest in any part of the purse enhancement payments. Therefore, purse enhancement payments have no impact on the Company’s financial statements.

          The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the year ended December 31, 2013, the Company recorded $595,628 in other revenue and incurred $490,072 in advertising and marketing expense and $105,556 in depreciation related to the SMSC marketing payment. For the year ended December 31, 2012, the Company recorded $112,857 in other revenue and incurred $112,857 in advertising and marketing expense related to the SMSC marketing payment. The excess of amounts received over revenues is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheets.

          Under the CMA, the Company agreed it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

          As part of the CMA and pursuant to a related Stock Appreciation Rights Agreement (the “SAR Agreement”) dated June 14, 2012, the Company issued stock appreciation rights to the SMSC. The SAR Agreement granted rights to the SMSC to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties. Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30. Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in January 2013. As of December 31, 2013, 33,000 rights had vested. The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over the grant price. The SAR Agreement and all rights granted expire on December 31, 2022. The liability related to these stock appreciation rights is recorded as a long-term liability and the Company recognizes the income or expense related to the fluctuation in the value of the stock appreciation rights against the revenues recorded relating to the marketing payment due to the nature of the CMA. Any excess expenses will be recognized as a component of other operating expenses. For the year ended December 31, 2013, the Company recognized $227,592 of expense related to these stock appreciation rights, of which $227,592 was recorded as an offset to other revenue. For the year ended December 31, 2012, the Company recognized $239,788 of expense related to these stock appreciation rights, of which $112,857 was recorded as an offset to other revenue and $126,931 was recorded as other operating expenses. In the future, changes in the fair value of these stock appreciation rights will increase or decrease the stock appreciation rights liability, and the Company will recognize an additional offset to other revenue and/or other operating expenses related to these changes.

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

          At March 15, 2014, the Company had 262 full-time employees and 302 part-time employees. On a seasonal basis, the Company adds approximately 120 full-time and 250 part-time employees for live racing operations from early May until early September. The Company’s management believes its employee relations are good.

(xi)	Executive Officers

          The executive officers of the Company, their ages and their positions with the Company are as follows:

Name	Age	Position with Company

Randall D. Sampson	55	President, CEO and General Manager

David C. Hansen	57	Vice President of Finance, CFO and Secretary

Michael J. Garin	58	Vice President of Non-Gaming Operations and Asst. Secretary

Mark A. Erickson	57	Vice President of Facilities

Eric A. Halstrom	45	Vice President of Racing Operations

          Randall D. Sampson has been President and Chief Executive Officer since the formation of the Company in March 1994 and General Manager since September 1995. He has been active in horse industry associations, currently serving as Vice President and Director of the Thoroughbred Racetracks of America and is a past President of the Minnesota Thoroughbred Association. Mr. Sampson also currently serves as a director of Communications Systems, Inc. (NASDAQ:JCS), a manufacturer of telecommunications and data communications products based in Minnetonka, Minnesota. Mr. R.D. Sampson is the son of Curtis A. Sampson, who is the Company’s non-executive Chairman of the Board and the beneficial owner of approximately 21% of the Company’s common stock.

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

          Michael J. Garin was named Vice President of Non-Gaming Operations in October 2009. Prior thereto, Mr. Garin served as the Vice President of Hospitality since May 1997. He also previously served as President of Canterbury Park Concessions, Inc. from September 1995 to May 1997. From 1993 to 1994, Mr. Garin served as Food & Beverage Supervisor for Little Six, Inc., one of the largest tribal casino operations in the country. Mr. Garin was President of MMR Vending, Inc., a regional vending company, from 1988 to 1992. Prior to 1988, he was a Regional Director at General Mills Restaurant Group overseeing seven restaurants in three states. Since 2007, Mr. Garin has served on the Board of Directors for the Minnesota Restaurant Association.

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

          Eric A. Halstrom joined the Company in October 2013 as Vice President of Racing Operations. From 2008 to 2013 Mr. Halstrom served as Vice President and General Manager of Racing for Fair Grounds Race Course and Slots, owned by Churchill Downs Incorporated. Prior to his employment with Fair Grounds, Mr. Halstrom served in various capacities at Canterbury Park, including Vice President of Racing from 2005 to 2008. He is a graduate of the University of Arizona’s racetrack industry program.

Item 1A.	RISK FACTORS

          In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and to the Company could materially impact our future performance and results. Such risk factors include, but are not limited to, the matters discussed below as well as the additional risks discussed under “Forward-Looking Statements” on page 31 of this Form 10-K.

We face significant competition, both directly from other gaming operations and indirectly from other forms of entertainment and leisure time activities, which could have a material adverse effect on our operations.

          We face intense competition in our market, particularly competition from NMHI which offers unbanked card games similar to those offered by the Company. We also compete with Native American owned casinos. Such facilities have the advantage of being exempt from certain state and federal taxes and state regulation of indoor smoking, as well as the ability to offer a wider variety of gaming products. Additionally, we compete with illegal Internet wagering on horse races, other forms of gambling, spectator sports, other forms of entertainment, and other racetracks throughout the country as previously discussed under “Competition” above.

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

Our business is highly sensitive to general economic trends.

          The recent economic downturn and adverse conditions in local, regional, and national markets negatively impacted our operations and may continue to do so for an indeterminate period of time. Although economic conditions improved somewhat in 2012 and 2013, there remains risk that the recovery will be short-lived or may not include the market in which we operate. Additionally, our ability to respond to periods of economic contraction may be limited, as certain of our costs remain fixed or even increase, when revenues decline. Accordingly, any persistence of the current economic environment, or further deterioration, could have a material adverse impact on our business, financial condition and results of operations.

Our business is highly sensitive to consumer confidence and reductions in consumers’ discretionary spending, which may result from economic conditions, unemployment levels and other changes we cannot accurately predict.

          Demand for entertainment and leisure activities is sensitive to consumers’ disposable incomes, which have been adversely affected by recent economic conditions and the persistence of elevated levels of unemployment. Further declines in the residential real estate market, higher energy and transportation costs, changes in consumer confidence, increases in individual tax rates, and other factors that we cannot accurately predict may reduce the disposable income of our customers. This could result in fewer patrons visiting our racetrack and wagering facilities, and may impact our customers’ ability to wager with the same frequency and maintain their wagering level profiles. Accordingly, any significant loss of customers or decline in wagering could have a material adverse impact on our business, financial condition and results of operations.

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

          Decisions by the MRC in regard to any one or more of the following matters could also adversely affect the Company’s operations: the granting of operating licenses to Canterbury Park and other racetracks after an application process and public hearings; the licensing of all employees of a racetrack, jockeys, trainers, veterinarians, and other participants; regulating the transfer of ownership interests in licenses; allocating live race days and simulcast-only race days; approving race programs; regulating the conduct of races; setting specifications for the racing ovals, animal facilities, employee quarters, and public areas of racetracks; changes to the types of wagers on horse races; and approval of significant contractual agreements.

We are subject to changes in the laws that govern our business, including the possibility of an increase in gaming taxes, which would increase our costs, and changes in other laws may adversely affect our ability to compete.

          Our operations and oversight by the MRC are ultimately subject to the laws of Minnesota and there exists the risk that these laws may be amended in ways adverse to our operations. In particular, we are required to pay taxes and fees in addition to normal federal, state, and local income taxes, and such taxes and fees are subject to increase at any time. From time to time, state and local legislators and officials have proposed changes in tax laws, or in the administration of laws affecting our industry, such as the allocation of each wagering pool to winning bettors, the Racetrack, purses, and the MBF. In addition, poor economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. It is not possible to predict with certainty the likelihood of changes in tax laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our operations.

          We are also subject to federal and Minnesota laws that affect businesses generally. Some of these laws, such as laws pertaining to immigration, have severe penalties for law violations. In addition, it is possible, as a result of the legislative process, that legislation directly or indirectly adverse to the Company may be enacted into law.

We depend on key personnel.

          Our continued success and our ability to maintain our competitive position is largely dependent upon, among other things, the skills and efforts of our senior executives and management team including Randall D. Sampson, our Chief Executive Officer. We have no employment agreements with our senior executives and key personnel, and we cannot guarantee that these individuals will remain with us, and their retention is affected by the competitiveness of our terms of employment and our ability to compete effectively against other gaming companies. Our inability to retain key personnel could have a material adverse impact on our business, financial condition, and results of operations.

We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business.

          We receive, store and process personal information and other customer data. There are numerous federal, state and local laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other data. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other player data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as vendors, violate applicable laws or our policies, such violations may also put our customers’ information at risk and could in turn have an adverse effect on our business. The Company is also subject to payment card association rules and obligations under its contracts with payment card processors. Under these rules and obligations, if information is compromised, the Company could be liable to payment card issuers for the associated expense and penalties. In addition, if the Company fails to follow payment card industry security standards, even if no customer information is compromised, the Company could incur significant fines or experience a significant increase in payment card transaction costs.

Energy and fuel price increases may adversely affect our costs of operations and our revenues.

          Our facility uses significant amounts of electricity, natural gas, and other forms of energy. Increases in the cost of electricity or natural gas negatively affect our results of operations. In addition, energy and fuel price increases could negatively impact our operations by reducing disposable income of potential customers and decreasing visitation to our facility.

Our CMA with the SMSC may be terminated by the SMSC prior to December 31, 2022 under certain circumstances.

          The CMA grants to the SMSC the right to terminate the CMA without cause if the SMSC determines, in its sole discretion, that a change of circumstance adverse to its interests with respect to gaming in the State of Minnesota has occurred. If the SMSC exercises this right, the Company would be entitled to substantial wind down payments approximately equal to 2.5 times payments due under the CMA in the three years following the year it gives such notice of termination. While such wind down payments would cushion the impact of the SMSC’s exercise of this right to terminate the CMA, a termination of the CMA prior to the expiration of its term in 2022 could have a material adverse effect on the Company.

Nationally the popularity of horse racing is declining.

          There has been a general decline in the number of people attending and wagering on live horse races at North American racetracks due to a number of factors, including increased competition from other wagering and entertainment alternatives as discussed above. According to industry sources, pari-mutuel handle declined 27% from 2007 to 2011 and generated annual increases of 1% during each of 2012 and 2013. Lower interest in horse racing may have a negative impact on revenues and profitability in our racing business. Our business plan anticipates increased attendance and pari-mutuel wagering during our 2014 live meet and in future live meets because of purse enhancement payments and marketing payments we receive under the CMA. However, we recognize that a generalized decline in interest in horse racing and pari-mutuel wagering could have a material adverse impact on our business, financial condition and results of operations.

We may not be able to attract a sufficient number of horses and trainers to achieve full field horse races.

          We believe that patrons prefer to wager on races with a large number of horses, commonly referred to as full fields. A failure to offer races with full fields results in less wagering on our horse races. Our ability to attract full fields depends on several factors. It depends on our ability to offer and fund competitive purses and it also depends on the overall horse population available for racing. Various factors have led to declines in the horse population in certain areas of the country, including competition from racetracks in other areas, increased costs and changing economic returns for owners and breeders, and the spread of various debilitating and contagious equine diseases. If our racetrack is faced with a sustained outbreak of a contagious equine disease, it would have a material impact on our profitability. Finally, if we are unable to attract horse owners to stable and race their horses at our racetrack by offering a competitive environment, including improved facilities, a well-maintained racetrack, better conditions for backstretch personnel involved in the care and training of horses stabled at our racetrack and a competitive purse structure, our profitability could also decrease. We also face increased competition for horses and trainers from racetracks that are licensed to operate slot machines and other electronic gaming machines that provide these racetracks an advantage in generating new additional revenues for race purses and capital improvements. While our ability to offer full fields to patrons during our live meets has been substantially strengthened by the purse enhancement payments that will be made under the CMA through 2022, our inability to attract full fields, for whatever reason, could have a material adverse impact on our business, financial condition and results of operations.

Inclement weather and other conditions may affect our ability to conduct live racing.

          Since horse racing is conducted outdoors, unfavorable weather conditions, including extremely high and low temperatures, high winds, storms, tornadoes and hurricanes, could cause events to be canceled and/or attendance to be lower, resulting in reduced wagering. Our operations are subject to reduced patronage, disruptions or complete cessation of operations due to weather conditions, natural disasters and other casualties. If a business interruption were to occur due to inclement weather and continue for a significant length of time at our racetrack, it could have a material adverse impact on our business, financial condition and results of operations.

Horse racing is an inherently dangerous sport and our racetrack is subject to personal injury litigation.

          Although we carry jockey accident insurance at our racetrack to cover personal jockey injuries which may occur during races or daily workouts, there are certain exclusions to our insurance coverage, and we are still subject to litigation from injured participants. We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits or agree to certain exclusions from our coverage. Our results may be affected by the outcome of litigation, as this litigation could be costly and time consuming and could divert our management and key personnel from our business operations.

Our business depends on utilizing totalizator services.

          Our customers utilize information provided by a third party vendor that accumulates wagers, records sales, calculates payoffs and displays wagering data in a secure manner to patrons who wager on our horse races. The failure to keep technology current could limit our ability to serve patrons effectively or develop new forms of wagering and/or affect the security of the wagering process, thus affecting patron confidence in our product. A perceived lack of integrity in the wagering systems could result in a decline in bettor confidence and could lead to a decline in the amount wagered on horse racing. In addition, a totalizator system failure could cause a considerable loss of revenue if betting machines are unavailable for a significant period of time or during an event with high betting volume.

An increase in the minimum wage mandated under Federal or Minnesota law could have a material adverse effect on our operations and financial results.

          The Company employs a large number of individuals at an hourly wage equal to or slightly above the current federal mandated wage of $7.25 per hour. Most of these employees are either high school or college students employed on a seasonal basis or tipped employees, many of whom receive, on average, tip income that is several times the current minimum wage. From time to time legislation is introduced in the U.S. Congress or the Minnesota legislature that would substantially increase the minimum wage. An immediate and substantial increase in the current minimum wage applicable to the Company would materially increase the Company’s operating expenses and could adversely affect the Company’s operations and financial results. While we might be able to mitigate the impact of a substantial increase by raising our prices or reducing our employee count, these measures could themselves have an adverse effect because higher prices and diminished service levels may discourage visits to the Racetrack. Furthermore, to the extent we are not able to implement such cost cutting measures, the increase in the minimum wage could materially adversely affect our net income.

Item 1B.	UNRESOLVED STAFF COMMENTS

          Not Applicable.

Item 2.	PROPERTIES

          General

          The Company’s facilities, which are owned and operated under the name “Canterbury Park,” are a modern complex of buildings and grounds which generally compare favorably to other major racetracks located throughout the country. The Racetrack’s grandstand has a patron capacity of approximately 10,000 within enclosed areas and a maximum patron capacity of over 30,000 including outside areas around the grandstand. The grandstand and most public outdoor areas contain numerous pari-mutuel windows, odds information boards, video monitors, concessions stands and other amenities. The audio/visual system includes over 600 television monitors with most areas providing multi-screen viewing of the races.

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

          Racing Surfaces

          The racing surfaces consist of a one-mile oval dirt/limestone track and a 7/8-mile oval turf course. The dirt track includes a one and one-quarter mile front stretch chute, a 6-1/2 furlong backstretch chute, and a 3-1/2 furlong chute and is lighted for night racing.

          Grandstand

          The grandstand is a modern, air-conditioned enclosed structure of approximately 275,000 square feet with a variety of facilities on six levels. The lower level contains space for support functions such as jockey quarters, administrative offices, Racing Commission offices, first aid, mechanical rooms, and electrical rooms. The track level includes pari-mutuel windows, restrooms, a variety of concession stands and other services as well as the Card Casino, which occupies 22,000 square feet on the track level. The mezzanine level contains 1,320 fixed seats in a glass-enclosed, air-conditioned area and an additional 3,000 seats located outside. In addition to the seats, the mezzanine level contains pari-mutuel windows, restrooms, concession stands, and other guest facilities. A portion of the mezzanine level is currently being used as a simulcast center during live racing, and for banquets and other events during the off-season. The kitchen level is an intermediate level located between the mezzanine and clubhouse floors. It contains a full-service kitchen which supports a full dining menu for the track-side dining terraces on the clubhouse level and food preparation for the other concession areas. The clubhouse level is a multi-purpose area serving as a simulcast center during wagering sessions on televised races, as well as a full-service dining area during the live racing season. The clubhouse level includes 325 trackside tables, each equipped with a television set, with a total seating capacity of 1,200 patrons and an additional 1,000 seats are located in lounges located throughout the area. The press box and officials’ level is located in the roof trusses over the clubhouse and contains work areas for the press, racing officials, closed-circuit television, photo finish, and the track announcer. In addition, the grandstand was structurally built to accommodate skyboxes under the press box/officials’ level, although none have yet been constructed. Escalators and elevators are available to move patrons among the various levels within the grandstand.

          Barn and Backside Facilities

          The stable area consists of 33 barns with a total of approximately 1,650 stalls. In the stable area, there are 240 dormitory rooms for the grooms and others working at the Racetrack. The stable area also contains a combination racing office and cafeteria/recreation building for stable personnel, two blacksmith buildings, and a one and 5/8 mile training track.

          Parking

          Approximately 7,500 paved parking spaces are available for patron and employee vehicles at the Racetrack, including parking spaces that are reserved for handicapped patrons. The Racetrack also has unpaved areas available for overflow parking for approximately 5,000 additional automobiles.

          RV Park

          The Company owns a recreational vehicle (RV) park, located two miles from the Racetrack in Shakopee, Minnesota on approximately 29 acres adjacent to the Minnesota River. The RV Park has 68 independent sites and 40 dependent sites, an indoor swimming pool, laundry facilities, game room, and mini store. Sites on the property have been rented to horsemen participating in Canterbury’s live racing operations, seasonal employees and the general public.

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

          Use of Properties

          All three of the Company’s operating segments are housed in the Grandstand and use the parking facilities. The racing surfaces, barns, and backside facilities are used exclusively by the horse racing segment.

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

          The Company’s common stock trades on the NASDAQ Global Market under the symbol CPHC. The table set forth below indicates the high and low sale prices for the Common Stock in the quarterly periods ended December 31, 2013 and 2012:

	2013		2012
Common Stock	High	Low	High	Low

First Quarter	$11.45	$8.68	$15.20	$9.75
Second Quarter	12.00	9.53	14.26	9.58
Third Quarter	11.74	9.36	12.00	9.53
Fourth Quarter	11.99	10.00	10.74	9.10

(b)	HOLDERS

          At March 15, 2014, the Company had 802 shareholders of record of its common stock. Since many holders’ shares are listed under their brokerage firms’ names, the actual number of shareholders is estimated by the Company to be over 2,000.

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

(d)	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

          The following table sets forth information as of December 31, 2013 regarding our equity compensation plans:

Plan Category (1)	(a) Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in column (a))

Equity compensation plans approved by security holders:
1994 Stock Plan	266,752	$10.00	181,140
1995 Employee Stock Purchase Plan	—	—	90,049

Equity compensation plans not approved by security holders:
Stock Option Plan for Non-Employee Consultants and Advisors (2)	5,000	9.15	162,500

Total	271,752		433,689

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

          On December 17, 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 12b-18 in open market transactions or block purchases of privately negotiated transactions (the “2008 Stock Repurchase Plan”). From its adoption until August 13, 2012, the Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and, on such date, authorized the repurchase of an additional 100,000 shares of the Company’s common stock. The Company did not repurchase any shares during the fourth quarter of 2013. The maximum number of shares that may yet be purchased under the above authorizations is 128,781 as of December 31, 2013.

Item 6.	SELECTED FINANCIAL DATA

          The following table sets forth selected consolidated financial data for each of the five fiscal years ended December 31, 2013. The operating and balance sheet data for the years ended and as of December 31, 2013, 2012, 2011, 2010 and 2009 are derived from our audited consolidated financial statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes thereto included elsewhere in this report.

(In thousands except for per share amounts)

	Year Ended December 31,
OPERATING DATA	2013	2012	2011	2010[1]	2009

Net Revenues	$46,736	$45,461	$40,586	$39,920	$39,589

Operating Expenses	45,003	43,501	39,540	41,197	39,363

Income (Loss) Before Income Taxes	1,736	1,966	1,053	(1,264)	261

Income Tax (Expense) Benefit	(720)	(950)	(655)	272	(200)

Net Income (Loss)	1,017	1,016	398	(992)	61

Basic Net Income (Loss) per Share	$.24	$.25	$.10	$(.25)	$.02
Diluted Net Income (Loss) per Share	.24	.24	.10	(.25)	.02
Dividends per Share	.00	.50	.00	.00	.00

Cash Flows from Operating Activities	$3,544	$4,057	$3,441	$2,984	$1,931

	At December 31,
BALANCE SHEET DATA	2013	2012	2011	2010	2009

Land, Buildings and Equipment, Net	$25,130	$22,120	$22,776	$23,948	$23,850

Total Assets	37,113	34,900	34,184	32,648	31,752

Total Stockholders’ Equity	28,265	26,885	27,474	26,546	27,302

Number of Common Shares Outstanding at Year End	4,178	4,148	4,102	4,054	4,022

1 During fiscal year 2010, the Company incurred a $909,540 one-time, non-cash loss on disposal of assets related to remodeling of our Card Casino.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Canterbury Park Holding Corporation, our operations, our financial results and financial condition, and our present business environment. This MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes to the financial statements (the “Notes”). Our actual results could differ materially from those anticipated in the forward-looking statements included in this discussion as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” and “Forward-Looking Statements” included elsewhere in this Annual Report.

STRATEGIC OVERVIEW

          Canterbury Park Holding Corporation (the “Company,” “we,” “our,” or “us”) conducts pari-mutuel wagering operations and hosts “unbanked” card games at its Canterbury Park Racetrack and Card Casino facility (the “Racetrack”) in Shakopee, Minnesota, which is approximately 25 miles southwest of downtown Minneapolis. The Racetrack is the only facility in the State of Minnesota that offers live pari-mutuel thoroughbred and quarter horse racing.

          The Company’s pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack each year from May until September and year-round wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”). Unbanked card games, in which patrons compete against each other, are hosted in the Card Casino at the Racetrack. The Card Casino operates 24 hours a day, seven days a week. The Card Casino offers both poker and table games at up to 80 tables. The Company also derives revenues from related services and activities, such as concessions, parking, advertising signage, publication sales, operation of an RV park, and from other entertainment events and activities held at the Racetrack.

          Our three largest sources of revenues, Card Casino operations, pari-mutuel operations, and concession sales generate cash revenues. The following summarizes our financial performance for the last five years (in 000’s):

Financial Performance Summary	2013	2012	2011	2010[1]	2009

Net Revenues	$46,736	$45,461	$40,586	$39,920	$39,589

Operating Expenses	45,003	43,501	39,540	41,197	39,363

Income (Loss) Before Income Taxes	1,736	1,966	1,053	(1,264)	261

Income Tax (Expense) Benefit	(720)	(950)	(655)	272	(200)

Net Income (Loss)	1,017	1,016	398	(992)	61

1 During fiscal year 2010, the Company incurred a $909,540 one-time, non-cash loss on disposal of assets related to remodeling of our Card Casino.

          The primary strengths of Canterbury Park are our dedicated and capable staff, our first-class facilities located on 392 acres of land (including approximately 100 acres of underutilized property) and the legal authority to offer our unique gaming products in our market area.

          Our management team has extensive knowledge of the horse racing, Card Casino, and concession operations, and our staff has demonstrated a commitment to enhancing the customer experience. Our management team has a good relationship with our workforce and is able to retain qualified personnel as demonstrated by our low turnover rate.

          Our facilities are modern by racetrack industry standards, and we have invested heavily in the past few years to update and upgrade them to meet the needs of our customers and horsemen. Our 392-acre site, in a prime location on the edge of the Minneapolis–St. Paul metropolitan area in one of the fastest-growing counties in Minnesota, provides us with great long-term growth and development opportunities, and our Board of Directors regularly considers additional uses for underutilized portions of our property. Our long-term strategic direction is to more fully develop our property as a unique gaming and entertainment destination.

          We have a strong commitment to live racing and have been particularly successful in attracting new customers and providing a quality live racing experience for our horse racing fans as well as the horsemen who enter their horses in live races at Canterbury Park. However, we face a number of longer-term challenges in improving our financial results, including challenges described under “Risk Factors” elsewhere in this report.

OPERATIONS REVIEW

YEAR ENDED DECEMBER 31, 2013 COMPARED TO THE YEAR ENDED DECEMBER 31, 2012

          EBITDA represents earnings before interest income, income tax expense, and depreciation and amortization. EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance or cash flows from operating activities as a measure of liquidity. EBITDA has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry. Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do.

          The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA (defined above), which is a non-GAAP measure, for the years ended December 31, 2013 and 2012:

SUMMARY OF EBITDA DATA:

	Year Ended December 31,
	2013	2012
Net income	$1,016,712	$1,016,364
Interest income	(2,684)	(6,702)
Income tax expense	719,781	950,112
Depreciation	1,861,702	1,772,760
EBITDA	$3,595,511	$3,732,534

           EBITDA decreased $137,023, or 3.7%, and also decreased as a percentage of net revenues to 7.7% from 8.2% for the year ended December 31, 2013 compared to the same period in 2012.

REVENUES

          Total net revenues for the year ended December 31, 2013 were $46.7 million, an increase of $1,275,790, or 2.8%, compared to total net revenues of $45.5 million for the year ended December 31, 2012. Total pari-mutuel revenue increased 10.0%, Card Casino revenue decreased 1.7%, and concession revenue increased 7.8% in 2013 compared to 2012. See below for a further discussion of our sources of revenues.

SUMMARY OF PARI-MUTUEL DATA

	Year Ended December 31,
Racing Days	2013	2012
Simulcast only racing days	294	303
Live and simulcast racing days	69	62
Total Number of Racing Days	363	365
On-Track Handle
Simulcast handle on simulcast only racing days	$24,476,000	$24,362,000
Simulcast handle on live racing days	9,758,000	8,688,000
Total simulcast handle	34,234,000	33,050,000

Live racing handle	13,299,000	11,406,000
Total On-Track Handle	47,533,000	44,456,000

Out-of-state Live Handle	24,412,000	16,643,000
Total Handle	$71,945,000	$61,099,000
On-Track Average Daily Handle
Simulcast only racing days	$83,000	$80,000
Live and simulcast racing days	334,000	324,000

          Pari-mutuel revenues also include commission and breakage revenues on live on-track and simulcast racing, fees received from out-of-state racetracks for wagering on our live races and proceeds from unredeemed pari-mutuel tickets. Pari-mutuel revenues increased $1,013,000, or 10.0%, to $11.2 million in 2013 from $10.2 million in 2012, primarily reflecting an increase in total amount wagered (“handle”) in 2013 of $10,846,000, or 17.8%, compared to 2012. In addition, the increase in revenue is partially due to a change in accounting estimate that was made in the second quarter of 2013 regarding the Company’s unredeemed pari-mutuel vouchers. The primary factors contributing to these increases are discussed in the following paragraphs.

          Total handle wagered on simulcast races in 2013 increased $1,184,000, or 3.6%, compared to 2012. The increase is primarily attributable to NMHI discontinuing simulcasting of thoroughbred and quarter horse races in February 2013.

          On-track live handle increased $1,893,000, or 16.6%, for the 2013 live meet compared to the live meet in 2012. In addition, wagering at out-of-state tracks on races conducted at the Racetrack during the 2013 live meet increased $7,769,000, or 46.7%, compared to the 2012 meet. The handle and pari-mutuel revenue increases reflect seven additional days of live racing being conducted in 2013 compared to 2012 and purse supplements provided under our Cooperative Marketing Agreement with the Shakopee Mdewakanton Sioux Community (“SMSC”) which enabled the Company to offer higher quality racing and larger fields that created excellent wagering opportunities for our local race fans as well as handicappers around the country. See “Cooperative Marketing Agreement” below for additional information.

          Revenues recognized on proceeds from unredeemed pari-mutuel tickets increased to $663,000 in 2013, up from $237,000 in 2012, partially due to increases in amounts wagered on both live and simulcast horse races. In addition, during the quarter ended June 30, 2013, the Company reevaluated the likelihood of redemption relating to outstanding vouchers, and, through this assessment, the Company decreased the projected redemption rate. For 2013, the change in accounting estimate decreased our liability for outstanding pari-mutuel vouchers and increased pari-mutuel revenue in our consolidated statements of operations for the period by approximately $412,000 (pre-tax difference), increasing income from operations by this amount as well.

SUMMARY OF CARD CASINO REVENUE
	Year Ended December 31,
	2013	2012

Poker Games	$9,844,000	$10,651,000
Table Games	12,805,000	12,625,000
Total Collection Revenue	22,649,000	23,276,000

Other Revenue	2,897,000	2,722,000

Total Card Casino Revenue	$25,546,000	$25,998,000

Number of Days Offered	364	365
Average Revenue per Day	$70,000	$71,000

          The primary source of Card Casino revenue is a percentage of the wagers received from the players as compensation for providing the Card Casino facility and services, referred to as “collection revenue”. Other Revenue presented above includes fees collected for the administration of tournaments and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds. Card Casino revenue represented 54.7% and 57.2% of net revenues for 2013 and 2012, respectively.

          Total Card Casino revenue decreased $452,000, or 1.7%, compared to 2012. The decrease in Card Casino revenue is due primarily to the decrease in poker games revenue of $807,000, or 7.6%, in 2013 over 2012. The Company believes that the year-over-year decrease in poker revenues is primarily attributable to inclement weather in Minnesota during the first quarter of 2013 compared to unusually mild weather experienced during the first quarter of 2012 and a significant increase in competition due to additional Midwest poker tournaments. Table games collection revenue increased $180,000, or 1.4%, in 2013 compared to 2012. The Company believes the year-over-year increase was primarily due to an increased number of tables being used for card play during the entire year pursuant to favorable legislation enacted into law in May 2012. This is described in greater detail in “Legislation” below.

          We expect that competition from North Metro Harness Initiative, LLC, illegal Internet wagering, and wagering at tribal casinos will continue to challenge our efforts to grow our Card Casino operating revenues in future periods. As a result, we continue to search for opportunities to make Canterbury Park the most attractive alternative when our customers want to wager on card games.

SUMMARY OF CONCESSION REVENUE

          Concession revenues increased $468,000, or 7.8%, to $6,470,000 in fiscal year 2013 compared to 2012. The increase primarily reflects seven additional days of live racing being conducted in 2013 compared to 2012. Also, the Company experienced higher special events attendance in 2013 that generated increased concessions sales.

SUMMARY OF OTHER REVENUE

          Other revenue increased $299,000, or 8.6%, to $3,792,000 in fiscal year 2013 compared to 2012. This increase was due primarily to an increase in special events revenue and an increase in the marketing payment received under the Cooperative Marketing Agreement compared to the prior year. See “Cooperative Marketing Agreement” below for additional information.

OPERATING EXPENSES

          Total operating expenses increased approximately $1,502,000, or 3.5%, to $45,003,000 in 2013, from $43,501,000 in 2012. Total operating expenses as a percentage of net revenues increased to 96.3% from 95.7% in 2012. The primary factors contributing to these increases are discussed in the following paragraphs.

          Total purse expense increased $168,000, or 2.7%, in 2013 compared to 2012 as presented in the table below. As discussed in greater detail in Item 1(c) (iv) above, Minnesota law requires us to allocate a portion of amounts received from betting in the Card Casino and wagering on simulcast and live horse races for future payment as purses for live horse races and other authorized uses. While most of these amounts were paid into the purse funds for thoroughbred and quarter horse races, Minnesota law requires that a portion of such amounts allocated for purses be paid into the Minnesota Breeders’ Fund (the “MBF”). A description of how the purse expense was derived from these three sources and allocated for purse funds and to the MBF is presented below. A slight decrease in Card Casino revenue in 2013 compared to 2012 resulted in a decrease in the related purse and MBF expense, as shown in the table below: An increase in pari-mutuel revenue in 2013 compared to 2012 resulted in an overall increase in the related purse and MBF expense, as shown in the table below:

	Purse Expense		Minnesota Breeders’ Fund Expense
	2012	2013	2012	2013

Card Casino	$3,003,000	$3,060,000	$333,000	$340,000

Simulcast Racing	1,860,000	1,901,000	385,000	374,000

Live Racing	1,452,000	1,186,000	133,000	114,000

Total	$6,315,000	$6,147,000	$851,000	$828,000

          Under Minnesota law, the Company is required to pay 10% of the first $6 million of gross Card Casino revenues towards purses for live horse racing at the Racetrack. After meeting the $6 million threshold, the Company must pay 14% of gross Card Casino revenues as purse monies. Of funds allocated for purses, the amounts paid are allocated 90% to the purse funds and 10% to the MBF.

          The amounts paid to the purse fund for simulcast racing differ depending upon whether the simulcast wagering occurs during the “Racing Season,” a statutorily defined 25-week period beginning in early May each year, or outside of the Racing Season. We paid an average of 5.8% of handle to the purse fund in both 2013 and 2012. We pay 5.50% of pari-mutuel simulcast commission revenues to the MBF; consequently, higher revenues result in increased MBF expense.

          We also experienced an increase in other pari-mutuel expenses of $116,000, or 7.6%, in 2013 compared to 2012 primarily as a result of increased wagering in 2013 when compared to 2012 and host fee rate increases imposed by numerous tracks around the country.

          Salaries and benefits expense increased $622,000, or 3.2%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase is partially due to extending the live racing season during 2013 compared to 2012. Additionally, there were increased salary costs in 2013 as compared to the prior year due to annual increases in salaries and wages.

          Cost of concessions and other sales increased $144,000 or 4.3% in 2013 compared to 2012. The increase reflects costs incurred to support increased revenues during 2013 compared to 2012.

          Utilities increased $149,000, or 12.6%, in the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase was primarily attributable to rising utility rates and increased utilities expense due to inclement weather during the first quarter of 2013 as compared to the unusually mild weather in the first quarter of 2012.

          Advertising and marketing costs increased $233,000, or 15.6%, in 2013 compared to 2012. The increase is primarily a result of increased expenditures due to available funds from the Cooperative Marketing Agreement (the “CMA”) to promote live racing both locally and to simulcast markets around the country.

          Other operating expenses decreased $18,000, or 0.2%, in 2013 compared to 2012. The decrease is primarily due to a significant decrease in professional fees, primarily related to reduced lobbying expenses. This decrease was partially offset by increases in repairs and maintenance, equipment rent, contracted services, and directors’ fees.

          Income taxes as a percentage of pre-tax income decreased to 41.5% for the year ended December 31, 2013 from 48.3% for the year ended December 31, 2012. The decrease is primarily attributable to the non-deductibility of lobbying expenses incurred by the Company which decreased significantly in 2013 compared to 2012 and the decreased impact of other permanent differences in 2013 compared to 2012.

          Net income was flat, which resulted in net income for the year ended December 31, 2013 of $1,017,000 compared to net income of $1,016,000 for the year ended December 31, 2012. Diluted net income per share was $0.24 per share for each of the years ended December 31, 2013 and 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

          The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with generally accepted accounting principles. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

          Our significant accounting policies are included in Note 1 to our consolidated financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

          Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 67.7% of our total assets at December 31, 2013. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows. If the sum of the related expected future net cash flows is less than the carrying value, we will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. To date, we have determined that no impairment of these assets exists.

          Stock-Based Compensation – Accounting guidance requires recognition of services provided in exchange for a share-based payment based on the grant date fair market value. We utilize our judgment in determining the assumptions used to determine the fair value of equity instruments granted using a Black-Scholes model.

RECENT LEGISLATION

          In May 2012, Minnesota law governing the Card Casino was amended in several respects, all of which amendments increased the Company’s flexibility to operate its Card Casino, thereby creating opportunities to earn increased revenues and pay increased purses for live races at Canterbury Park’s Racetrack.

          Under Minnesota law, as amended, the Company can conduct card play on up to 80 tables in its Card Casino. It also increased the poker betting limit from $60 to $100. The amended law also removed limits on the number of poker tournaments the Company can conduct, as well as limits on the number of tables used in poker tournaments and allows Canterbury to conduct “banked” card games, in which customers play against the house, along with the unbanked games it currently conducts. In a separate provision, the amended law established a framework for the possible implementation of pari-mutuel simulcasting of horse races conducted at Canterbury and other racetracks to Tribal casinos in Minnesota.

          The amended law is being implemented in stages. The Company has increased the number of tables hosting live play from 50 to approximately 66 to accommodate customers during peak periods, has offered higher betting limits to accommodate demand, and has also expanded the number of poker tournaments it conducts. Additional changes will be implemented based on market demand.

COOPERATIVE MARKETING AGREEMENT

          On June 4, 2012, the Company entered into the CMA with the SMSC. The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s horse industry. Under the terms of the CMA, the SMSC paid the horsemen $2.7 million in June 2012 and $5.3 million in February 2013 for purse enhancements. After 2013, the SMSC is obligated to contribute the additional amounts listed below for purse enhancements.

          The Company and the SMSC have also agreed in the CMA to partner in joint marketing efforts for their mutual benefit, including signage, joint promotions, player benefits and events. Under the CMA, the SMSC paid the Company $300,000 in June 2012 and $600,000 in February 2013 for marketing purposes. After 2013, the SMSC is obligated to pay the additional amounts listed below to be used for mutually agreeable marketing purposes.

          Under the CMA, the SMSC has agreed to make the following purse enhancement and marketing payments in 2014 through 2022:

Year	Purse Enhancement Payments to Horsemen	Marketing Payments to Canterbury Park
2014	$5,840,000	$660,000
2015	6,434,000	726,000
2016	7,087,400	798,600
2017	7,806,140	878,460
2018	8,000,000	900,000
2019	8,000,000	900,000
2020	8,000,000	900,000
2021	8,000,000	900,000
2022	8,000,000	900,000

          The Company does not have a financial interest in any part of the purse enhancement payments. Therefore, purse enhancement payments have no impact on the Company’s financial statements.

          The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the year ended December 31, 2013, the Company recorded $595,628 in other revenue and incurred $490,072 in advertising and marketing expense and $105,556 in depreciation related to the SMSC marketing payment. For the year ended December 31, 2012, the Company recorded $112,857 in other revenue and incurred $112,857 in advertising and marketing expense related to the SMSC marketing payment. The excess of amounts received over revenues is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheets.

          Under the CMA, the Company agreed it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

           As part of the CMA and pursuant to a related Stock Appreciation Rights Agreement (the “SAR Agreement”) dated June 14, 2012, the Company issued stock appreciation rights to the SMSC. The SAR Agreement granted rights to the SMSC to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties. Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30. Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in January 2013. As of December 31, 2013, 33,000 rights had vested. The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over the grant price. The SAR Agreement and all rights granted expire on December 31, 2022. The liability related to these stock appreciation rights is recorded as a long-term liability and the Company recognizes the income or expense related to the fluctuation in the value of the stock appreciation rights against the revenues recorded relating to the marketing payment due to the nature of the CMA. Any excess expenses will be recognized as a component of other operating expenses. For the year ended December 31, 2013, the Company recognized $227,592 of expense related to these stock appreciation rights, of which $227,592 was recorded as an offset to other revenue. For the year ended December 31, 2012, the Company recognized $239,788 of expense related to these stock appreciation rights, of which $112,857 was recorded as an offset to other revenue and $126,931 was recorded as other operating expenses. In the future, changes in the fair value of these stock appreciation rights will increase or decrease the stock appreciation rights liability, and the Company will recognize an additional offset to other revenue and/or other operating expenses related to these changes.

CONTINGENCIES

          In connection with the purchase of the Racetrack (see Note 9 under Item 8 herein), the Company entered into an Earn Out Promissory Note dated March 29, 1994. In accordance with the Earn Out Note, if (i) off-track betting becomes legally permissible in the State of Minnesota and (ii) the Company begins to conduct off-track betting with respect to or in connection with its operations, the Company will be required to pay to the IMR Fund, L.P. the greater of $700,000 per operating year, as defined, or 20% of the net pretax profit, as defined for each of five operating years. At this time, management believes that the likelihood that these two conditions will be met and that the Company will be required to pay these amounts is remote. At the date (if any) that these two conditions are met, the five minimum payments will be discounted back to their present value and the sum of those discounted payments will be capitalized as part of the purchase price in accordance with generally accepted accounting principles. The purchase price will be further increased if payments become due under the “20% of Net Pretax Profit” calculation. The first payment is to be made 90 days after the end of the third operating year in which off-track betting is conducted by the Company. Remaining payments would be made within 90 days of the end of each of the next four operating years.

          Additionally, the Company entered into the CMA with the Shakopee Mdewakanton Sioux Community which became effective on June 15, 2012. The CMA contains certain covenants which, if breached, would trigger an obligation to repay a specified amount related to such covenant. At this time, management believes that the likelihood that the breach of a covenant will occur and that the Company will be required to pay the specified amount related to such covenant is remote.

          In August 2012, North Metro Harness Initiative, LLC (“NMHI”) initiated litigation against the Minnesota Horsemen’s Benevolent and Protective Association (the “MHBPA”) and the Company seeking to be relieved of its obligations to supplement purses at Canterbury Park under its Purse Supplement Agreement with the MHBPA. The Company believed the theories asserted by NMHI in its complaint against them were without merit, and the Company and the MHBPA brought motions to dismiss NMHI’s lawsuit. In addition, both the Company and the MHBPA moved for an order compelling arbitration of the claims in NMHI’s lawsuit, which is the only remedy permitted by the terms of the Purse Supplement Agreement. On May 2, 2013, the Fourth Judicial District Court ordered that NMHI’s claims against the Company be dismissed with prejudice.

          The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at December 31, 2013 and as of the date of this report will not have a material impact on our consolidated financial results of operations.

          The Company has committed to payment of statutory distributions under a $500,000 bond issued to the Minnesota Racing Commission as required by Minnesota statute. The Company was not required to make any payments related to this bond in 2013 or 2012, and there is no liability related to this bond on the balance sheet as of December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

          Net cash provided by operations during the year ended December 31, 2013 was $3,543,919 primarily as a result of the following: The Company reported net income of $1,016,712 and depreciation of $1,861,702. In addition, deferred income taxes increased by $563,601 in 2013 when compared to 2012 and restricted cash decreased by $466,786. These amounts were partially offset by an increase in income taxes receivable of $328,819 and a decrease in due to MHBPA of $533,826 compared to 2012.

          Net cash provided by operations during the year ended December 31, 2012 was $4,057,473 primarily as a result of the following: The Company reported net income of $1,016,364 and depreciation of $1,772,760. Also, accounts payable and accrued wages and payroll taxes increased $617,605 in 2012 when compared to 2011, primarily as a result of an increase in payroll accruals resulting from an increase in the number of days payable when compared to 2011.

CASH FLOWS FROM INVESTING ACTIVITIES

          Cash used in investing activities for the year ended December 31, 2013 of $4,283,018 primarily represented the purchase of a new state-of-the-art digital tote board, new technology, including digital signage and customer relationship management software, and building improvements.

          Cash used in investing activities for the year ended December 31, 2012 of $1,123,854 resulted primarily from purchasing a variety of fixtures and equipment for operational purposes.

CASH FLOWS FROM FINANCING ACTIVITIES

          Cash provided by financing activities was $93,325 for the year ended December 31, 2013 and consisted primarily of $102,727 of proceeds received upon the exercise of stock-based awards and from the exercise of shares of common stock purchased by employees pursuant to our Employee Stock Purchase Plan, partially offset by $7,509 of common stock repurchases.

          Cash used in financing activities was $1,817,415 for the year ended December 31, 2012 and consisted of two cash dividends totaling $2,072,227 and $38,435 in common stock repurchases. These amounts were somewhat offset by proceeds and excess tax benefits received upon the exercise of stock-based awards and proceeds received upon the exercise of shares of common stock purchased by employees pursuant to our Employee Stock Purchase Plan of $293,247.

CASH AND CAPITAL RESOURCES

          At December 31, 2013, we had cash and cash equivalents of $8,739,209 compared to $9,384,983 at December 31, 2012. This $645,774 decrease consisted of $4,283,018 of net cash used in investing activities (compared to $1,123,854 in 2012) partially offset by $3,543,919 of net cash provided by operating activities and $93,325 of net cash provided by financing activities.

          As of December 31, 2013, we had $3,000,000 of capacity under a commercial revolving credit line as part of a general credit and security agreement with Bremer Bank that will expire on May 5, 2014. The Company plans to renew this credit line before it expires. We had no borrowings under the credit line during the years ended December 31, 2013 or 2012.

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

          As discussed above in “Legislation,” until May 4, 2012, the Company’s table games were required by law to be “unbanked.” “Unbanked” refers to a wagering system or game where wagers “lost” or “won” by the host are accumulated into a player pool liability for purposes of enhancing the total amount paid back to players in any other card game. The Company could only serve as custodian of the player pool. It could not have an active interest in any card game and would not recognize net “wins” or “losses” as revenue. The Company was required to return accumulated player pool funds to the players through giveaways, promotional items, prizes or by other means. The player pool liability was $575,394 at December 31, 2013 compared to $348,419 at December 31, 2012. Although the change in law on May 4, 2012 allows the Company to conduct “banked” card games, in which customers play against the house, the Company currently only operates unbanked games and has no plans to offer banked games in the near future.

          The Card Casino offers progressive jackpots for poker games. Amounts collected for these jackpot funds are accrued as liabilities until paid to winners. At December 31, 2013, accrued jackpot funds totaled $204,919 compared to $468,195 at December 31, 2012. The Minnesota Racing Commission (“MRC”) regulates the operation of the player pool and progressive jackpot pools. These liabilities have the potential for significant fluctuation on a daily basis.

          All games in the Card Casino are played using chips. The value of chips issued and outstanding, referred to as the “outstanding chip liability,” was $243,357 at December 31, 2013, compared to $220,022 at December 31, 2012. This liability has the potential for significant fluctuation on a daily basis depending upon the demand for chip redemptions and sales.

          Our second largest individual operating expense item is purse expense. Pursuant to an agreement with the MHBPA, we transferred into a trust account or paid directly to the MHBPA, approximately $6,325,000 and $5,175,000 in purse funds related to thoroughbred races for the years ended December 31, 2013 and 2012, respectively. Minnesota Statutes specify that amounts transferred into trust are the property of the trust and not the Company. Unpaid purse fund obligations due to the MHBPA were $548,300 at December 31, 2012. There were no unpaid purse fund obligations due to the MHBPA at December 31, 2013.

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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

          In March 2008, the Company entered into a six-year service agreement with its totalizator provider. Pursuant to the agreement, the vendor provides totalizator equipment and computer programs which record and process all wagers and calculate odds and payoffs. Amounts charged to operations under this agreement for the years ended December 31, 2013 and 2012 were $225,000 and $225,418, respectively. In March 2014, the Company entered into a seven-year agreement with a new totalizator provider. Under the new agreement, $221,345 will be charged to operations in year one.

          The Company has entered into operating leases for rental of office equipment and for track equipment to maintain the Racetrack. Amounts charged to operations under these agreements for the years ended December 31, 2013 and 2012 were $130,436 and $118,625, respectively. All such leases expire in or before February 2018.

          Since December 31, 2013, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above. As of December 31, 2013, we had no borrowings pursuant to our line of credit and were not party to capital lease obligations, significant purchase obligations or other long-term obligations.

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

(a)          Financial Statements

The following financial statements of the Company are set forth on pages 33 through 52 of the Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Canterbury Park Holding Corporation

We have audited the accompanying consolidated balance sheets of Canterbury Park Holding Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Canterbury Park Holding Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
March 31, 2014

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

	2013	2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,739,209	$9,384,983
Restricted cash	1,139,003	1,605,789
Short-term investments	203,902	203,195
Accounts receivable, net of allowance of $40,268 and $27,773, respectively	338,971	412,440
Inventory	244,281	212,072
Prepaid expenses	624,553	488,999
Due from Minnesota horsemen associations	2,355	16,829
Deferred income taxes (Note 3)	333,300	425,100
Income taxes receivable	330,672	3,746
Total current assets	11,956,246	12,753,153

LONG-TERM ASSETS
Deposits	26,400	26,400
Land, buildings and equipment, net (Note 2)	25,129,986	22,119,959
	$37,112,632	$34,899,512

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,502,871	$2,785,534
Card Casino accruals	1,546,123	1,479,669
Accrued wages and payroll taxes	946,111	1,034,421
Due to MHBPA (Note 1)	—	548,300
Accrued property taxes	650,797	649,187
Payable to horsepersons	8,201	23,375
Total current liabilities	6,654,103	6,520,486

LONG-TERM LIABILITIES
Deferred income taxes (Note 3)	1,726,100	1,254,300
Stock appreciation rights (Note 5)	467,380	239,788
Total long-term liabilities	2,193,480	1,494,088

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

STOCKHOLDERS’ EQUITY (Notes 4 and 5)
Common stock, $.01 par value, 10,000,000 shares authorized, 4,177,951 and 4,147,743, respectively, shares issued and outstanding	41,779	41,477
Additional paid-in capital	17,270,615	16,903,245
Retained earnings	10,952,655	9,940,216
Total stockholders’ equity	28,265,049	26,884,938

	$37,112,632	$34,899,512

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

OPERATING REVENUES:
Pari-mutuel	$11,179,285	$10,166,070
Card Casino	25,546,328	25,998,433
Concessions	6,470,088	6,002,202
Other	3,792,471	3,493,554
Total Revenues	46,988,172	45,660,259
Less: Promotional allowances	(251,735)	(199,612)
Net Revenues	46,736,437	45,460,647

OPERATING EXPENSES:
Purse expense	6,314,867	6,147,149
Minnesota Breeders’ Fund	851,482	828,157
Other pari-mutuel expenses	1,635,663	1,519,996
Salaries and benefits	19,843,631	19,221,659
Cost of concession and other sales	3,499,312	3,355,493
Depreciation	1,861,702	1,772,760
Utilities	1,326,179	1,177,359
Advertising and marketing	1,728,192	1,495,186
Gain on disposal of assets	(23,752)	—
Other operating expenses	7,965,352	7,983,114
Total Operating Expenses	45,002,628	43,500,873

INCOME FROM OPERATIONS	1,733,809	1,959,774

OTHER INCOME:
Interest income	2,684	6,702
Net Other Income	2,684	6,702

INCOME BEFORE INCOME TAXES	1,736,493	1,966,476

INCOME TAX EXPENSE (Note 3)	(719,781)	(950,112)

NET INCOME	$1,016,712	$1,016,364

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,164,437	4,130,738

WEIGHTED AVERAGE NUMBER OF DILUTIVE SHARES OUTSTANDING	4,189,489	4,165,401

BASIC NET INCOME PER COMMON SHARE (Note 6)	$.24	$.25

DILUTED NET INCOME PER COMMON SHARE (Note 6)	$.24	$.24

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2013 AND 2012

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

Balance at December 31, 2011	4,101,701	$41,017	$16,413,468	$11,019,046	$27,473,531

Cash dividend paid	—	—	—	(2,072,227)	(2,072,227)
Exercise of stock options	24,985	250	176,813	—	177,063
Stock-based compensation	—	—	212,459	—	212,459
Tax benefit from exercise of stock-based awards	—	—	32,458	—	32,458
Common stock repurchases	(3,867)	(39)	(15,429)	(22,967)	(38,435)
Issuance of restricted stock	16,820	168	(168)	—	—
Shares issued under Employee Stock Purchase Plan	8,104	81	83,644	—	83,725
Net income	—	—	—	1,016,364	1,016,364

Balance at December 31, 2012	4,147,743	$41,477	$16,903,245	$9,940,216	$26,884,938

Exercise of stock options	5,515	55	39,300	—	39,355
Stock-based compensation	—	—	270,074	—	270,074
Tax expense from exercise of stock-based awards	—	—	(1,893)	—	(1,893)
Common stock repurchases	(809)	(8)	(3,228)	(4,273)	(7,509)
Issuance of restricted stock	18,290	183	(183)	—	—
Shares issued under Employee Stock Purchase Plan	7,212	72	63,300	—	63,372
Net income	—	—	—	1,016,712	1,016,712
Balance at December 31, 2013	4,177,951	$41,779	$17,270,615	$10,952,655	$28,265,049

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
Operating Activities:
Net income	$1,016,712	$1,016,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,861,702	1,772,760
Stock–based compensation expense	270,074	212,459
Increase (decrease) in deferred income taxes	563,601	(164,600)
Tax expense (benefit) from exercise of stock-based awards	1,893	(32,458)
Gain on disposal of assets	(23,752)	—
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	466,786	(459,626)
Decrease in accounts receivable	73,469	127,727
(Increase) decrease in other current assets	(167,763)	164,454
Increase in income taxes receivable	(328,819)	(68,288)
Increase in accounts payable and accrued wages and payroll taxes	63,360	617,605
Increase in Card Casino accruals	66,454	165,496
Increase in stock appreciation rights	227,592	239,788
Increase in accrued property taxes	1,610	42,935
(Decrease) increase in payable to horsepersons	(15,174)	5,630
(Decrease) increase in due to MHBPA	(533,826)	417,227
Net cash provided by operating activities	3,543,919	4,057,473

Investing Activities:
Additions to buildings and equipment	(4,311,011)	(1,122,328)
Proceeds from sale of assets	28,700	—
Purchase of investments	(707)	(1,526)
Net cash used in investing activities	(4,283,018)	(1,123,854)

Financing Activities:
Cash dividend paid to shareholders	—	(2,072,227)
Common stock repurchases	(7,509)	(38,435)
Proceeds from issuance of common stock	102,727	260,789
Tax (expense) benefit from exercise of stock-based awards	(1,893)	32,458
Net cash provided by (used in) financing activities	93,325	(1,817,415)

Net (decrease) increase in cash and cash equivalents	(645,774)	1,116,204

Cash and cash equivalents at beginning of year	9,384,983	8,268,779

Cash and cash equivalents at end of year	$8,739,209	$9,384,983

Supplemental disclosure of non-cash investing and financing activities:
Additions to buildings and equipment funded through accounts payable	$589,229	$23,562
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$485,000	$1,183,000

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Canterbury Park Holding Corporation (the “Company”) was incorporated on March 24, 1994 and conducts pari-mutuel wagering operations and hosts “unbanked” card games at its Canterbury Park Racetrack and Card Casino facility (the “Racetrack”) in Shakopee, Minnesota.

The Company’s pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack each year from May until September and year-round wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”). Unbanked card games, in which patrons compete against each other, are hosted in the Card Casino at the Racetrack. The Card Casino operates 24 hours a day, seven days a week. The Card Casino offers both poker and table games at up to 80 tables. The Company also derives revenues from related services and activities, such as concessions, parking, advertising signage, publication sales, operation of an RV park, and from other entertainment events and activities held at the Racetrack.

The consolidated financial statements include the accounts of the Company, Canterbury Park Concessions, Inc. (CPC), and Shakopee Valley RV Park Acquisition Company, LLC after elimination of intercompany accounts and transactions.

Revenue Recognition – The Company’s revenues are derived primarily from the operations of a Card Casino, pari-mutuel wagering on simulcast and live horse races, concession sales, and related activities. Collection revenue from Card Casino operations, a set percentage of wagers, is recognized at the time that the wagering process is complete. Pari-mutuel revenues are recognized upon occurrence of the live race that is presented for wagering and after that live race is made official by the respective state’s racing regulatory body. Revenues related to concession and publication sales and parking and admission fees are recognized as revenue when the service has been performed or the product has been delivered. All sales taxes are presented on a net basis and are excluded from revenue.

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

Short-term Investments – Securities are classified as held to maturity when the Company has the positive intent and ability to hold them to maturity, and are measured at amortized cost. At December 31, 2013 and 2012, all investments were classified as held to maturity. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in earnings. Short-term investments consist of certificates of deposit at December 31, 2013 and 2012. Amortized cost approximated fair value for both periods.

Accounts Receivable – Accounts receivable are initially recorded for amounts due from other tracks for simulcast revenue, net of amounts due to other tracks, and for amounts due from customers related to special events. Credit is granted in the normal course of business without collateral. Accounts receivable are stated net of allowances for doubtful accounts, which represent estimated losses resulting from the inability of customers to make the required payments. Accounts that are outstanding longer than the contractual terms are considered past due. When determining the allowances for doubtful accounts, the Company takes several factors into consideration including the overall composition of the accounts receivable aging, its prior history of accounts receivable write-offs, the type of customers and its day-to-day knowledge of specific customers. The Company writes off accounts receivable when they become uncollectible. Changes in the allowances for doubtful accounts are recorded as bad debt expense and are included in other operating expenses in the Company’s consolidated statements of operations.

Inventory – Inventory consists primarily of food and beverages, small wares and supplies, and retail goods and is recorded at the lower of cost (first-in, first-out) or market.

Unredeemed Pari-mutuel Tickets – The Company records a liability for winning tickets and vouchers upon the completion of a race and when a voucher is printed, respectively. As uncashed winning tickets and vouchers are redeemed, this liability is reduced for the respective cash payment. The Company recognizes revenue associated with the uncashed winning tickets and vouchers when the likelihood of redemption, based on historical experience, is remote. While the Company continues to honor all winning tickets and vouchers presented for payment, management may determine the likelihood of redemption to be remote due to the length of time that has elapsed since the ticket was issued. In these circumstances, if management also determines there is no requirement for remitting balances to government agencies under unclaimed property laws, uncashed winning tickets and vouchers may then be recognized as revenue in the Company’s consolidated statements of operations.

During the quarter ended June 30, 2013, the Company reevaluated the likelihood of redemption relating to outstanding vouchers and through this assessment, the Company decreased the projected redemption rate. The Company has determined that this adjustment to the likelihood of redemption relating to vouchers is a change in accounting estimate and has accounted for the change prospectively; i.e. the accounting change impacts interim reporting periods within fiscal year 2013 and future periods. For the year ended December 31, 2013, the change in accounting estimate decreased the Company’s liability for outstanding pari-mutuel vouchers and increased pari-mutuel revenue in its consolidated statements of operations for the period by approximately $412,286 (pre-tax difference), increasing income from operations by this amount as well. Net income increased approximately $239,150 (after taking income taxes into account), or by approximately $0.06 net income per basic and diluted common share.

Promotional Allowances – The Company offers certain promotional allowances at no charge to patrons who participate in its player rewards program. The retail value of these promotional items is shown as a deduction from total revenues on the Company’s consolidated statements of operations.

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) – The Minnesota Pari-mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, approximately $6,325,000 and $5,175,000 for the years ended December 31, 2013 and 2012, respectively, related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company.

Impairment of Long-Lived Assets – Management of the Company periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows. Should the sum of the related expected future net cash flows be less than the carrying value, management will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. Management has determined that no impairment of these assets exists at December 31, 2013.

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

Card Casino Accruals – Minnesota law allows the Company to collect amounts from patrons to fund progressive jackpot pools in the Card Casino. These amounts, along with amounts earned by the player pool, promotional pools, and the outstanding chip liability, are accrued as short-term liabilities at each balance sheet date.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

Interest and penalties associated with uncertain income tax positions are presented in income tax expense. For the years ended December 31, 2013 and 2012, the Company did not recognize any expense related to interest and penalties.

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

For more information on the Company’s stock-based compensation plans, see Note 5.

2.	LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment, at cost, consist of the following at December 31, 2013 and 2012:

	2013	2012

Land	$6,673,076	$6,673,076
Buildings and building improvements	22,107,644	20,559,125
Furniture and equipment	18,663,552	16,909,702
	47,444,272	44,141,903
Accumulated depreciation	(22,314,286)	(22,021,944)
	$25,129,986	$22,119,959

3.	INCOME TAXES

A reconciliation between income taxes computed at the statutory federal income tax rate and the effective tax rate for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012

Federal tax expense at statutory rates	$587,367	$668,602
Nondeductible lobbying expense	29,115	102,332
State expense, net of federal impact	128,146	155,738
Stock option expense	12,465	22,862
Other	(37,312)	578
	$719,781	$950,112

Income tax expense for the years ended December 31, 2013 and 2012 consists of the following:

	2013	2012
Current
Federal	$179	$864,576
State	156,002	250,136
	156,181	1,114,712
Deferred, primarily Federal	563,600	(164,600)
	$719,781	$950,112

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets
Vacation accrual	$68,400	$68,800
Player rewards program accrual	269,600	252,700
Stock options and stock appreciation rights	339,300	259,700
Other	—	103,600
Total deferred tax assets	$677,300	$684,800

Deferred tax liabilities
Tax depreciation greater than book depreciation	$(1,961,400)	$(1,410,000)
Deferred gain on sale of land	(104,000)	(104,000)
Other	(4,700)	—
Total deferred tax liabilities	$(2,070,100)	$(1,514,000)

The Company is subject to U.S. and Minnesota taxation. The Company is no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2009.

4.	STOCKHOLDERS’ EQUITY

Employee Stock Purchase Plan:

On April 3, 1995, the Board of Directors adopted an Employee Stock Purchase Plan (the “ESPP”). The ESPP is open to all employees of the Company working more than 15 hours per week. Pursuant to Board action taken in September 2011, the ESPP was amended to consist of three-month phases. From the ESPP inception date until September 30, 2011, the ESPP consisted of one-year phases. The first phase using the amended ESPP commenced on October 1, 2011 and under the terms of the ESPP, employees are allowed to set aside a portion of their payroll earnings to purchase shares of the Company’s common stock. Pursuant to Board action taken on June 2, 2012, and effective during the third quarter of 2012, the discount offered to employees as part of the ESPP was raised from 5% to 10%. Employees purchased 7,212 and 8,153 shares in 2013 and 2012, respectively. As of December 31, 2013, a total of 259,951 shares have been issued since inception out of the 350,000 shares authorized.

401(k) Plan:

On June 1, 1998, the Company established a defined contribution savings plan for employees who had completed one year of service, as defined in the Plan document. The defined contribution savings plan allows for employee compensation deferral contributions under Section 401(k) of the Internal Revenue Code and discretionary contributions by the Company. Employer contributions charged to operations for the years ended December 31, 2013 and 2012 were $134,319 and $120,345, respectively.

Employee Stock Ownership Plan:

In December 2004, the Company’s Board of Directors approved an Employee Stock Ownership Plan (the “ESOP”) effective for calendar years beginning January 1, 2004. All eligible employees of the Company participate in the ESOP after completing one full calendar year of service. Contributions to the ESOP are determined by the Board of Directors and can be made in cash or shares of the Company’s common stock. Annual contributions are allocated to each participant based on compensation and vest in accordance with a six-year graded vesting schedule. Compensation expense for the ESOP is determined based on the average fair value of shares on the date the Company commits to the contribution to the ESOP. For the purposes of earnings per share, ESOP shares are included in weighted-average common shares outstanding at year-end as the shares are committed to be contributed on that date. On October 24, 2008, the Company suspended its ESOP contribution for fiscal 2008 and no contributions have been made from January 1, 2008 to date. During the first quarter of 2013, the Company’s Board of Directors approved an action to combine the ESOP with the 401(k) Plan to create a KSOP Plan. This KSOP Plan allows the Company to use Company stock to match contributions from its employees should it so choose. This combination became effective on July 15, 2013. There was no match of Company stock to the KSOP in 2013.

Stock Repurchase Plan:

On August 24, 2012, the Company announced that its Board of Directors had authorized the repurchase of up to 100,000 shares of the Company’s common stock pursuant to Exchange Act Rule 12b-18. During 2013, the Company repurchased 809 shares of common stock at an average price of $9.28 for an aggregate purchase price of $7,509. During 2012, the Company repurchased 3,867 shares of common stock at an average price of $9.94 for an aggregate purchase price of $38,435.

5.	STOCK-BASED COMPENSATION

Stock-based compensation is recorded at fair value as of the date of grant and included in the salaries and benefits expense line item on the consolidated statements of operations and amounted to $270,074 and $212,459 for the years ended December 31, 2013 and 2012, respectively.

Stock Options:

The Company’s 1994 Stock Plan (the “Plan”) provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and non-employees, including directors of and consultants to the Company and any subsidiary, to purchase up to a maximum of 1,450,000 shares of common stock. The Company currently has 181,140 shares available for grant under the Plan. Options that are granted under the Plan may be either options that qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (Incentive Stock Options), or those that do not qualify as Incentive Stock Options (Non-Qualified Stock Options). The Plan is administered by the Board of Directors which determines the persons who are to receive awards under the Plan, the type of award to be granted, the number of shares subject to each award and, if an option, the exercise price of each option. The Plan also provides for formula grants of Non-Qualified Stock Options to non-employee directors and consultants of the Company.

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

Stock option activity related to the Plan during the years ended December 31, 2013 and 2012 is summarized below:

	2013		2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	292,267	$10.13	318,002	$9.89

Granted	—	—	—	—
Exercised	(5,515)	7.14	(24,985)	7.09
Expired/Forfeited	(15,000)	13.86	(750)	6.76

Outstanding at end of year	271,752	$9.99	292,267	$10.13

Options exercisable at end of year	271,752	$9.99	272,142	$10.27

The grant-date fair value of options outstanding and exercisable at December 31, 2013 and 2012 was $1,063,000 and $1,115,000, respectively. The weighted average remaining contractual term of these options is 4.9 and 5.2 years, respectively.

There were no options granted in 2013 or 2012. The total fair value of options exercised during the years ended December 31, 2013 and 2012 was $13,000 and $74,000, respectively. The total income tax expense (benefit) recognized in the consolidated statements of operations for stock-based compensation arrangements was $1,893 and $(32,458) for 2013 and 2012, respectively.

The following table summarizes information concerning all options outstanding and options exercisable as of December 31, 2013:

Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$5.00 – 7.50	89,502	5.6	$6.23	89,502	$6.23
$7.51 – 11.25	77,750	6.3	$8.34	77,750	$8.33
$11.26 – 16.50	75,000	4.0	$13.45	75,000	$13.45
$16.51 – 17.25	29,500	0.9	$16.94	29,500	$16.94
Total	271,752	4.9	$9.99	271,752	$9.99

Board of Directors Stock Option and Restricted Stock Grants

Pursuant to Board action taken on April 15, 2011 and shareholder approval on June 2, 2011, the Company’s Stock Plan was amended to authorize annual grants of restricted stock or stock options, or both, as determined by the Board. Pursuant to the amended Stock Plan, on June 2, 2011, 1,000 shares of restricted stock were granted to each of the five non-employee members of the Board of Directors with a price per share equal to the market price on the date of grant of $14.66. The restricted stock vested after one year and was subject to restrictions on resale for an additional year. The compensation cost associated with the total grant of 5,000 shares was $73,300 that was recognized as expense over the one-year vesting period. Also pursuant to the amended Stock Plan, on June 7, 2012, 2,364 shares of restricted stock were granted to each of the five non-employee members of the Board of Directors with a price per share equal to the market price on the date of grant of $12.69. The restricted stock vested after one year and is subject to restrictions on resale for an additional year. The compensation cost associated with the total grant of 11,820 shares was $149,996 and was recognized as expense over the one-year vesting period. As of December 31, 2013, there was no unrecognized compensation cost related to this restricted stock grant.

Additionally, on January 4, 2013, 1,250 shares of restricted stock were granted to a newly named non-employee member of the Board of Directors with a price per share equal to the market price on the date of grant of $10.00. The restricted stock vested after one year and is subject to restrictions on resale for an additional year. The compensation cost associated with this restricted stock grant of 1,250 shares for the year ended December 31, 2013 was $12,500. As of December 31, 2013, there was no unrecognized compensation cost related to this restricted stock grant.

Finally, on May 30, 2013, 2,840 shares of restricted stock were granted to each of the six non-employee members of the Board of Directors with a price per share equal to the market price on the date of grant of $10.56. The restricted stock will vest 100% after one year and will be subject to restrictions on resale for an additional year. The compensation cost associated with the total grant of 17,040 shares for the year ended December 31, 2013 was $104,966. As of December 31, 2013, there was $74,976 of total unrecognized compensation cost related to this restricted stock grant which is expected to be recognized over 0.4 years.

The number of shares that may be issued pursuant to restricted stock granted and the weighted average fair value during the years ended December 31, 2013 and 2012 is summarized below:

	2013		2012
	Grant	Weighted Average Fair Value Per Share	Grant	Weighted Average Fair Value Per Share

Board restricted stock	18,290	$10.52	11,820	$12.69

Total shares	18,290		11,820

Employee Stock Option and Deferred Stock Award Grants

On April 23, 2009, 100,000 incentive stock options were granted to employees with an exercise price equal to the market price on the date of grant of $6.00. The stock options vested over a 42-month period and expire in ten years. The compensation cost associated with this grant of employee options was $92,555 and was recognized as expense over the 42-month vesting period. The compensation cost associated with these options included in salaries and benefits expense was $22,037 for the year ended December 31, 2012. As of December 31, 2012, there was no unrecognized compensation cost related to these stock options.

Additionally, on February 25, 2010, 86,500 incentive stock options were granted to employees with an exercise price equal to the market price on the date of grant of $8.28. The options vested over a 42-month period and expire in ten years. The compensation cost associated with this grant of employee options was $282,355 and was recognized as expense over the 42-month vesting period. The compensation cost associated with these options included in salaries and benefits expense for the years ended December 31, 2013 and 2012 was $47,059 and $70,589, respectively. As of December 31, 2013, there was no unrecognized compensation cost related to these stock options.

Finally, on December 13, 2012, 20,500 shares of deferred stock awards were granted to employees with a price per share equal to the market price on the date of grant of $9.84. The awards vest ratably over a four-year period. The compensation cost associated with this grant of employee awards is $172,200 to be recognized as expense over the four-year vesting period. The compensation cost related to these awards included in salaries and benefits expense for the years ended December 31, 2013 and 2012 was $43,050 and $1,794, respectively. As of December 31, 2013, there was $127,356 of total unrecognized compensation cost related to these deferred stock awards which is expected to be recognized over 3.0 years.

Stock Appreciation Rights (“SARs”)

As part of the Cooperative Marketing Agreement discussed in Note 13, on June 14, 2012, the Company signed a Stock Appreciation Rights Agreement (the “SAR Agreement”) and issued SARs to non-employees. The SAR Agreement granted rights to non-employees to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties. Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30. Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in January 2013. As of December 31, 2013, 33,000 rights had vested. The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over the grant price. SARs have no effect on dilutive shares or shares outstanding as any appreciation of the Company’s common stock value over the grant price is paid in cash and not in common stock. The SAR Agreement and all rights granted expire on December 31, 2022.

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

The following weighted-average assumptions were used in calculating the fair value of SARs granted during the years ended December 31, 2013 and 2012, using the Black-Scholes valuation model:

	2013	2012
Expected dividend yield	0.00%	0.00%
Expected weighted-average volatility	49.5%	47.8%
Risk-free interest rate	2.84%	1.65%
Expected term of SARs (in years)	9.00	10.25

There were no exercises during the years ended December 31, 2013 or 2012. The total liability of the SARs at December 31, 2013 was $467,380.

Changes to the Company’s non-vested SARs during the years ended December 31, 2013 and 2012, are as follows:

	SARs	Weighted Average Fair Value
Non-vested SARs at December 31, 2011	—	$—
Granted	165,000	4.72
Vested	(16,500)	4.72
Cancellations	—	—
Non-vested SARs at December 31, 2012	148,500	$5.24
Granted	—	—
Vested	(16,500)	5.03
Cancellations	—	—
Non-vested SARs at December 31, 2013	132,000	$5.41

6.	NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the net income per common share computations for the years ended December 31, 2013 and 2012:

	2013	2012

Net income (numerator) amounts used for basic and diluted per share computations:	$1,016,712	$1,016,364

Weighted average shares (denominator) of common stock outstanding:
Basic	4,164,437	4,130,738
Plus dilutive effect of stock options	25,052	34,663
Diluted	4,189,489	4,165,401

Net income per common share:
Basic	$.24	$.25
Diluted	.24	.24

Options to purchase 104,500 shares of common stock at an average of $14.44 per share were outstanding but not included in the computation of diluted net income per share at December 31, 2013 because the options were out of the money at December 31, 2013.

Options to purchase 119,500 shares of common stock at an average of $14.36 per share were outstanding but not included in the computation of diluted net income per share at December 31, 2012 because the options were out of the money at December 31, 2012.

7.	GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000. On May 6, 2013, the Company signed an amendment with Bremer Bank extending the expiration date from May 5, 2013 to May 5, 2014, while keeping previous provisions intact. The Company had no borrowings under the credit line during the years ended December 31, 2013 or 2012. The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements as of December 31, 2013.

8.	OPERATING LEASES AND COMMITMENTS

Purchase Obligations

In March 2008, the Company entered into a six-year service agreement with its totalizator provider. Pursuant to the agreement, the vendor provides totalizator equipment and computer programs which record and process all wagers and calculate odds and payoffs. Amounts charged to operations under this agreement for the years ended December 31, 2013 and 2012 were $225,000 and $218,418, respectively. In March 2014, the Company entered into a seven-year agreement with a new totalizator provider. Under the new agreement, $221,345 will be charged to operations in year one.

Operating Lease Obligations

The Company has entered into operating leases for rental of office equipment and for track equipment to maintain the Racetrack. Amounts charged to operations under these agreements for the years ended December 31, 2013 and 2012 were $130,436 and $118,625, respectively. All such leases expire in or before February 2018. Future lease payment obligations under these leases are provided in the table below:

Lease Obligations	TOTAL	2014	2015	2016	2017	2018

Operating Leases	$234,200	$125,900	$49,400	$29,200	$27,300	$2,400

9.	CONTINGENCIES

Canterbury Park Holding Corporation was incorporated on March 24, 1994. On March 29, 1994, the Company acquired all the outstanding securities of Jacobs Realty, Inc. (“JRI”) from Irwin Jacobs and IMR Fund, L.P. (an investment fund for various pension plans and trusts). JRI was merged into the Company, and the acquisition was accounted for under the purchase method of accounting whereby the acquired assets and liabilities have been recorded at the Company’s cost. The primary asset of JRI was Canterbury Downs Racetrack and the 325 acres of surrounding land.

On May 20, 1994, the Company adopted a plan of Reorganization pursuant to which the sole shareholder of Canterbury Park Concessions, Inc. (“CPC”), and majority shareholder of the Company, agreed to exchange his shares of CPC stock for 198,888 shares of the Company’s common stock concurrent with the closing of a public offering. Pursuant to the Plan of Reorganization, CPC became a wholly-owned subsidiary of the Company in August 1994 when the Company completed the initial public offering of its common stock. This reorganization was treated in a manner similar to a pooling of interests. Net proceeds received by the Company from the public offering were approximately $4,847,000, which along with additional borrowings under the Company’s line of credit with the majority shareholder, were used to pay off the remaining notes payable from the acquisition of JRI.

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

In August 2012, North Metro Harness Initiative, LLC (“NMHI”) initiated litigation against the MHBPA and the Company seeking to be relieved of its obligations to supplement purses at Canterbury Park under its Purse Supplement Agreement with the MHBPA. The Company believed the theories asserted by NMHI in its complaint against them were without merit, and the Company and the MHBPA brought motions to dismiss NMHI’s lawsuit. In addition, both the Company and the MHBPA moved for an order compelling arbitration of the claims in NMHI’s lawsuit, which is the only remedy permitted by the terms of the Purse Supplement Agreement. On May 2, 2013, the Fourth Judicial District Court ordered that NMHI’s claims against the Company be dismissed with prejudice.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at December 31, 2013 and as of the date of this report will not have a material impact on the Company’s consolidated financial results of operations.

The Company has committed to payment of statutory distributions under a $500,000 bond issued to the Minnesota Racing Commission as required by Minnesota statute. The Company was not required to make any payments related to this bond in 2013 or 2012, and there is no liability related to this bond on the balance sheet as of December 31, 2013.

10.	RELATED-PARTY TRANSACTIONS

The Company paid a combined total of $40,000 in both 2013 and 2012 to the Chairman and Vice Chairman of the Company as further director compensation for their additional responsibilities as described in consulting agreements with each individual.

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

The following tables provide information about the Company’s operating segments (in 000’s):

	Year Ended December 31, 2013
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$14,704	$25,545	$6,487	$46,736

Intersegment revenues	635	—	1,499	2,134

Net interest income	3	—	—	3

Depreciation	1,198	540	124	1,862

Segment (loss) income before income taxes	(2,138)	4,654	524	3,040

	At December 31, 2013

Segment Assets	$34,870	$1,640	$13,845	$50,355

	Year Ended December 31, 2012
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$13,451	$25,999	$6,011	$45,461

Intersegment revenues	498	—	1,548	2,046

Net interest income	7	—	—	7

Depreciation	1,076	561	136	1,773

Segment (loss) income before income taxes	(2,191)	4,792	574	3,175

	At December 31, 2012

Segment Assets	$31,950	$2,337	$12,538	$46,825

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals for the years ended December 31, 2013 and 2012 (in 000’s):

	2013	2012
Revenues
Total net revenues for reportable segments	$48,870	$47,507
Elimination of intersegment revenues	(2,134)	(2,046)
Total consolidated net revenues	$46,736	$45,461

Income before income taxes
Total segment income before income taxes	$3,040	$3,175
Elimination of intersegment income before income taxes	(1,304)	(1,209)
Total consolidated income before income taxes	$1,736	$1,966

	December 31, 2013	December 31, 2012
Assets
Total assets for reportable segments	$50,355	$46,825
Elimination of intercompany receivables	(13,242)	(11,925)
Total consolidated assets	$37,113	$34,900

12.	SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

	2013 Quarter Ended:

	March 31	June 30	September 30	December 31

Net revenues	$9,144,568	$13,280,950	$14,274,459	$10,036,460

Operating expenses	8,638,940	12,948,626	13,999,754	9,415,308

Net income	291,081	193,248	170,503	361,880

Basic net income per share	.07	.05	.04	.09

Diluted net income per share	.07	.05	.04	.09

	2012 Quarter Ended:

	March 31	June 30	September 30	December 31

Net revenues	$9,608,710	$11,964,084	$13,787,685	$10,100,168

Operating expenses	8,603,751	12,257,434	13,401,106	9,238,582

Net income (loss)	532,504	(166,536)	202,034	448,362

Basic net income (loss) per share	.13	(.04)	.05	.11

Diluted net income (loss) per share	.13	(.04)	.05	.11

Certain amounts included for the quarter ended September 30, 2012 have been reclassified to conform to the 2012 year end presentation.

The sum of the quarterly net income (loss) per share amounts may not equal the annual net income (loss) per share total because of changes in the weighted average number of shares outstanding that occurred during the year.

13.	COOPERATIVE MARKETING AGREEMENT

On June 4, 2012, the Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”). The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s horse industry. Under the terms of the CMA, the SMSC paid the horsemen $2.7 million in June 2012 and $5.3 million in February 2013 for purse enhancements. After 2013, the SMSC is obligated to contribute the additional amounts listed below for purse enhancements.

The Company and the SMSC have also agreed in the CMA to partner in joint marketing efforts for their mutual benefit, including signage, joint promotions, player benefits and events. Under the CMA, the SMSC paid the Company $300,000 in June 2012 and $600,000 in February 2013 for marketing purposes. After 2013, the SMSC is obligated to pay the additional amounts listed below to be used for mutually agreeable marketing purposes.

Under the CMA, the SMSC has agreed to make the following purse enhancement and marketing payments in 2014 through 2022:

Year	Purse Enhancement Payments to Horsemen	Marketing Payments to Canterbury Park
2014	$5,840,000	$660,000
2015	6,434,000	726,000
2016	7,087,400	798,600
2017	7,806,140	878,460
2018	8,000,000	900,000
2019	8,000,000	900,000
2020	8,000,000	900,000
2021	8,000,000	900,000
2022	8,000,000	900,000

The Company does not have a financial interest in any part of the purse enhancement payments. Therefore, purse enhancement payments have no impact on the Company’s financial statements.

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the year ended December 31, 2013, the Company recorded $595,628 in other revenue and incurred $490,072 in advertising and marketing expense and $105,556 in depreciation related to the SMSC marketing payment. For the year ended December 31, 2012, the Company recorded $112,857 in other revenue and incurred $112,857 in advertising and marketing expense related to the SMSC marketing payment. The excess of amounts received over revenues is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheets.

Under the CMA, the Company agreed it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

As part of the CMA and pursuant to a related SAR Agreement dated June 14, 2012, the Company issued stock appreciation rights to the SMSC. The SAR Agreement granted rights to the SMSC to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties. Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30. Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in January 2013. As of December 31, 2013, 33,000 rights had vested. The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over the grant price. The SAR Agreement and all rights granted expire on December 31, 2022. The liability related to these stock appreciation rights is recorded as a long-term liability and the Company recognizes the income or expense related to the fluctuation in the value of the stock appreciation rights against the revenues recorded relating to the marketing payment due to the nature of the CMA. Any excess expenses will be recognized as a component of other operating expenses. For the year ended December 31, 2013, the Company recognized $227,592 of expense related to these stock appreciation rights, of which $227,592 was recorded as an offset to other revenue. For the year ended December 31, 2012, the Company recognized $239,788 of expense related to these stock appreciation rights, of which $112,857 was recorded as an offset to other revenue and $126,931 was recorded as other operating expenses. In the future, changes in the fair value of these stock appreciation rights will increase or decrease the stock appreciation rights liability, and the Company will recognize an additional offset to other revenue and/or other operating expenses related to these changes.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures:

The Company’s Chief Executive Officer, Randall D. Sampson, and Chief Financial Officer, David C. Hansen, have reviewed the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(b) as of the end of the period covered by this report. Based upon this review, these officers have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that the disclosure controls are also effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

The Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2013. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control —1992 Integrated Framework. Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2013.

(c)	Changes in Internal Control Over Financial Reporting:

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Director not standing for re-election to the Board

Mr. John L. Morgan, a director of the Company, advised the Board on March 26, 2014 that he had determined to not stand for re-election at our 2014 Annual Meeting of Shareholders so that he could devote more time and attention to other business and personal interests.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Incorporated by Reference.

Information required under Item 401 (except as noted below), 405, 406, and 407 (c) (3), (d) (4), and (d) (5) of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 5, 2014 (the “2014 Proxy Statement”), a definitive copy of which will be filed with the Commission within 120 days of the close of the 2013 fiscal year, which information is incorporated herein by reference. Information required under Item 402 of Regulation S-K regarding executive officers is presented under Item 1(c)(xi) herein.

Code of Ethics

The Company has adopted a code of ethics applicable to all employees of and consultants to the Company. A copy of the Code of Conduct can be obtained free of charge upon written request directed to the Company’s Secretary at the executive offices of the Company.

Item 11.	EXECUTIVE COMPENSATION

Information required under Item 402 of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s 2014 Proxy Statement which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under Item 201(d) and 403 of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s 2014 Proxy Statement which information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information, if any, required by Item 404 of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s 2014 Proxy Statement which information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of this Form 10-K and Item 9(e) of Schedule 14A will be set forth in a section entitled “The Company’s Auditors” in the Company’s 2014 Proxy Statement which information is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	(a).	The following Consolidated Financial Statements of Canterbury Park Holding Corporation and subsidiaries are included in Part II, Item 8 pages 33-52:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012

Notes to Consolidated Financial statements

	(b).	The exhibits listed on the “Exhibits Index” on pages 57 and 58 are filed with this Form 10-K or incorporated by reference in this report.

	(c).	No financial statement schedules are required by Item 8 and Item 15(c) of Form 10-K.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2014	CANTERBURY PARK HOLDING CORPORATION

	By	/s/ Randall D. Sampson
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

Signature	Title	Date

/s/ Curtis A. Sampson	Chairman of the Board	March 31, 2014
Curtis A. Sampson

/s/ Dale H. Schenian	Vice Chairman; Director	March 31, 2014
Dale H. Schenian

/s/ Randall D. Sampson	Chief Executive Officer, President,	March 31, 2014
Randall D. Sampson	General Manager, Treasurer, and Director

/s/ Patrick R. Cruzen	Director	March 31, 2014
Patrick R. Cruzen

/s/ Burton F. Dahlberg	Director	March 31, 2014
Burton F. Dahlberg

/s/ John L. Morgan	Director	March 31, 2014
John L. Morgan

/s/ Carin J. Offerman	Director	March 31, 2014
Carin J. Offerman

/s/ David C. Hansen	Chief Financial Officer*, Vice President, and Secretary	March 31, 2014
David C. Hansen

* Principal Accounting Officer

CANTERBURY PARK HOLDING CORPORATION

Exhibit Index To
Form 10-K for the Year Ended December 31, 2013

Exhibit Table Reference	Title of Document	Location in Consecutive Numbering System as Filed with the Securities and Exchange Commission

3.1	Articles of Incorporation, as amended	Filed as Exhibit 3.1 to the Form SB-2 Registration Statement of the Company, File No. 33-81262C, (the “SB-2 Registration Statement”) and incorporated herein by reference.

3.2	Bylaws, as amended	Filed as Exhibit 3.2 to the SB-2 Registration Statement and incorporated herein by reference.

10.1	Plan of Reorganization dated as of May 20, 1994 between Canterbury Park Holding Corporation and Canterbury Park Concessions, Inc.	Filed as Exhibit 10.1 to the SB-2 Registration Statement and incorporated herein by reference.

10.2	Restated Stock Purchase Agreement	Filed as Exhibit 10.2 to the SB-2 Registration Statement and incorporated herein by reference.

10.3	Letter dated April 4, 1994 from the Minnesota Horsemen’s Benevolent and Protective Association, Inc. to Minnesota Racing Commission waiving 125 day racing minimum	Filed as Exhibit 10.3 to the SB-2 Registration Statement and incorporated herein by reference.

10.5	Stock Option Plan, as amended*	Filed as Exhibit 4.1 to the Registration Statement on Form S-8 of the Company filed on August 28, 1997 (File No. 333-34509) and incorporated herein by reference.

10.6	Form of Non-qualified Stock Option Agreement*	Filed as Exhibit 10.6 to the SB-2 Registration Statement and incorporated herein by reference.

10.7	Curtis A. Sampson Guaranty to HRA	Filed as Exhibit 10.7 to the SB-2 Registration Statement and incorporated herein by reference.

10.10

General Credit and Security Agreement dated as of June 3, 1998 between Canterbury Park Holding Corporation and Bremer Bank N.A. (previously First American Bank, N.A.) This exhibit 10.10 replaces exhibit 10.10 filed previously as an exhibit to the SB-2 Registration Statement.

Filed as Exhibit 10.10 to the Form 10-KSB for the fiscal year ended December 31, 1998 and incorporated herein by reference.

Exhibit Table Reference	Title of Document	Location in Consecutive Numbering System as Filed with the Securities and Exchange Commission

10.11	Stock Purchase Savings Plan*	Filed as Exhibit 10.11 to Form 10-KSB for the fiscal year ended December 31, 1997 and incorporated herein by reference.

10.13	Stock Option Plan for Non-Employee Consultants and Advisors*	Filed as Exhibit 4.3 to the Registration Statement on Form S-8 of the Company filed on August 28, 1997 (File No. 333-34509) and incorporated herein by reference.

10.14	Cooperative Marketing Agreement dated June 4, 2012 between the Company and the Shakopee Mdewakanton Sioux Community (the “SMSC”)	Filed as Exhibit 99.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference.

10.15	Stock Appreciation Rights Agreement dated June 14, 2012 between the Company and the SMSC.	Filed as Exhibit 99.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference.

21	Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

24	Power of Attorney	Included in signature page at page 56.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 0f 2002	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

* Denotes an exhibit that covers management contracts or compensatory plans or arrangements.

The exhibits referred to in this Exhibit Index will be supplied to a shareholder at a charge of $.25 per page upon written request directed to the Company’s Secretary at the executive offices of the Company.