Form 10-Q
period 2014-03-31
CANTERBURY PARK HOLDING CORP
filed 2014-05-15
CIK 926761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number: 001-31569

CANTERBURY PARK HOLDING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1775532
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

The Company had 4,182,564 shares of common stock, $.01 par value, outstanding as of May 13, 2014.

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,168,610	$8,739,209
Restricted cash	1,791,378	1,139,003
Short-term investments	204,138	203,902
Accounts receivable, net of allowance of $40,269 for both periods	358,086	338,971
Inventory	214,039	244,281
Prepaid expenses	513,962	624,553
Deferred income taxes	255,100	333,300
Income taxes receivable	15,711	330,672
Due from Minnesota horsemen associations	—	2,355
Total current assets	13,521,024	11,956,246

LONG-TERM ASSETS
Deposits	26,400	26,400
Land, buildings and equipment, net of accumulated depreciation of $22,784,491 and $22,314,286, respectively	24,909,775	25,129,986
	$38,457,199	$37,112,632

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,114,702	$3,502,871
Card Casino accruals	2,203,831	1,546,123
Accrued wages and payroll taxes	1,093,434	946,111
Due to MHBPA	152,754	—
Accrued property taxes	811,843	650,797
Payable to horsepersons	188,879	8,201
Total current liabilities	7,565,443	6,654,103

LONG-TERM LIABILITIES
Deferred income taxes	1,575,400	1,726,100
Stock appreciation rights	558,026	467,380
Total long-term liabilities	2,133,426	2,193,480

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,181,083 and 4,177,951, respectively, shares issued and outstanding	41,811	41,779
Additional paid-in capital	17,357,857	17,270,615
Retained earnings	11,358,662	10,952,655
Total stockholders’ equity	28,758,330	28,265,049
	$38,457,199	$37,112,632

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
OPERATING REVENUES:
Pari-mutuel	$1,529,632	$1,576,958
Card Casino	6,420,171	6,343,283
Concessions	968,407	847,426
Other	492,443	410,892
Total Revenues	9,410,653	9,178,559
Less: Promotional allowances	(36,199)	(33,991)
Net Revenues	9,374,454	9,144,568

OPERATING EXPENSES:
Purse expense	860,143	865,113
Minnesota Breeders’ Fund	147,990	148,333
Other pari-mutuel expenses	337,907	328,935
Salaries and benefits	4,209,822	4,408,990
Cost of concession and other sales	536,734	524,866
Depreciation	526,620	446,640
Utilities	323,483	266,330
Advertising and marketing	145,885	181,323
Loss on disposal of assets	—	4,948
Other operating expenses	1,593,039	1,463,462
Total Operating Expenses	8,681,623	8,638,940

INCOME FROM OPERATIONS	692,831	505,628

OTHER INCOME:
Interest income	637	1,101
Net Other Income	637	1,101

INCOME BEFORE INCOME TAXES	693,468	506,729

INCOME TAX EXPENSE	(287,461)	(215,648)

NET INCOME	$406,007	$291,081

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,180,547	4,149,437

WEIGHTED AVERAGE NUMBER OF DILUTIVE SHARES OUTSTANDING	4,198,878	4,170,767

BASIC NET INCOME PER COMMON SHARE	$.10	$.07

DILUTED NET INCOME PER COMMON SHARE	$.10	$.07

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating Activities:
Net income	$406,007	$291,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	526,620	446,640
Stock-based compensation expense	60,370	69,034
(Decrease) increase in deferred income taxes	(72,499)	39,300
Loss on disposal of assets	—	4,948
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(652,375)	600,653
Increase in accounts receivable	(19,115)	(132,084)
Decrease (increase) in other current assets	140,833	(84,227)
Decrease (increase) in income taxes receivable	314,961	(94,652)
Increase in accounts payable and accrued wages and payroll taxes	290,080	949,721
Increase (decrease) in Card Casino accruals	657,708	(44,012)
Increase in stock appreciation rights	90,646	64,244
Increase in accrued property taxes	161,046	161,820
Increase in payable to horsepersons	180,678	31,311
Increase (decrease) in due to MHBPA	155,109	(389,579)
Net cash provided by operating activities	2,240,069	1,914,198

Investing Activities:
Additions to buildings and equipment	(837,336)	(1,010,865)
Purchase of investments	(236)	(386)
Net cash used in investing activities	(837,572)	(1,011,251)

Financing Activities
Common stock repurchases	—	(7,509)
Proceeds from issuance of common stock	26,904	15,442
Net cash provided by financing activities	26,904	7,933

Net increase in cash and cash equivalents	1,429,401	910,880

Cash and cash equivalents at beginning of period	8,739,209	9,384,983

Cash and cash equivalents at end of period	$10,168,610	$10,295,863

Supplemental disclosure of non-cash investing and financing activities:
Additions to buildings and equipment funded through accounts payable	$58,303	$151,299
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$45,000	$271,000

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of Canterbury Park Holding Corporation as of March 31, 2014 and December 31, 2013, the results of its operations and its cash flows for the three months ended March 31, 2014 and 2013. The condensed consolidated balance sheet as of December 31, 2013 was derived from the audited financial statements. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Results for an interim period are not necessarily indicative of results for a full year.

The complete summary of significant accounting policies is included in the notes to consolidated financial statements in the Company’s 2013 Annual Report on Form 10-K.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Canterbury Park Holding Corporation (the “Company”) was incorporated under the laws of Minnesota and acquired land and buildings to conduct pari-mutuel horse racing operations (the “Racetrack”) in March 1994. The Racetrack is located in Shakopee, Minnesota, approximately 25 miles southwest of downtown Minneapolis. In May 1994, the Company commenced year-round horse racing simulcast operations and hosted the first annual live race meet during the summer of 1995. The Company’s live racing operations are a seasonal business as it hosts live race meets each year from May until September. The Company earns additional pari-mutuel revenue by televising its live racing to out-of-state racetracks around the country. Canterbury Park’s Card Casino operates 24 hours a day, seven days a week and is limited by Minnesota State law to conducting card play on a maximum of 80 tables, and, prior to May 4, 2012, the Company was limited by law to conducting card play on a maximum of 50 tables. The Card Casino currently offers a variety of poker and table games. The Company’s three largest sources of revenues, Card Casino operations, pari-mutuel operations and concession sales, generate cash revenues. The Company also derives revenues from related services and activities, such as parking, advertising signage, publication sales, and from other entertainment events and activities held at the Racetrack.

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

Short-term Investments – Securities are classified as held to maturity when the Company has the positive intent and ability to hold them to maturity, and are measured at amortized cost. At March 31, 2014 and December 31, 2013, all investments were classified as held to maturity. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in earnings. Short-term investments consist of certificates of deposit at March 31, 2014 and December 31, 2013. Amortized cost approximated fair value for both periods.

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

Unredeemed Pari-mutuel Tickets – The Company records a liability for winning tickets upon the completion of a race and for vouchers when a voucher is printed. As uncashed winning tickets and vouchers are redeemed, this liability is reduced for the respective cash payment. The Company recognizes revenue associated with the uncashed winning tickets and vouchers when the likelihood of redemption, based on historical experience, is remote. While the Company continues to honor all winning tickets and vouchers presented for payment, management may determine the likelihood of redemption to be remote due to the length of time that has elapsed since the ticket was issued. In these circumstances, if management also determines there is no requirement for remitting balances to government agencies under unclaimed property laws, uncashed winning tickets and vouchers may then be recognized as revenue in the Company’s consolidated statements of operations.

Promotional Allowances – The Company offers certain promotional allowances at no charge to patrons who participate in its player rewards program. The retail value of these promotional items is shown as a deduction from total revenues on the Company’s consolidated statements of operations.

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) – The Minnesota Pari-mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, approximately $650,000 and $1,200,000 for the three-month periods ended March 31, 2014 and 2013, respectively, related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company.

Impairment of Long-Lived Assets – Management of the Company periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows. Should the sum of the related expected future net cash flows be less than the carrying value, management will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. Management has determined that no impairment of these assets exists at March 31, 2014.

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

Interest and penalties associated with uncertain income tax positions are presented in income tax expense. For the three months ended March 31, 2014 and 2013, the Company did not recognize any expense related to interest and penalties.

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

Stock-based compensation is recorded at fair value as of the date of grant and included in the salaries and benefits expense line item on the consolidated statements of operations and amounted to $60,370 and $69,034 for the three months ended March 31, 2014 and 2013, respectively

Board of Directors Stock Option and Restricted Stock Grants

The Company’s Stock Plan authorizes annual grants of restricted stock or stock options, or both, as determined by the Board. Pursuant to the amended Stock Plan, on June 7, 2012, 2,364 shares of restricted stock were granted to each of the five non-employee members of the Board of Directors with a price per share equal to the market price on the date of grant of $12.69. The restricted stock vested after one year and is subject to restrictions on resale for an additional year. The compensation cost associated with the total grant of 11,820 shares for the three months ended March 31, 2013 was $37,499. As of March 31, 2014, there was no unrecognized compensation cost related to this restricted stock grant.

Additionally, on January 4, 2013, 1,250 shares of restricted stock were granted to a newly named non-employee member of the Board of Directors with a price per share equal to the market price on the date of grant of $10.00. The restricted stock vested after one year and is subject to restrictions on resale for an additional year. The compensation cost associated with this restricted stock grant of 1,250 shares for the three months ended March 31, 2013 was $3,125. As of March 31, 2014, there was no unrecognized compensation cost related to this restricted stock grant.

Finally, on May 30, 2013, 2,840 shares of restricted stock were granted to each of the six non-employee members of the Board of Directors with a price per share equal to the market price on the date of grant of $10.56. The restricted stock will vest 100% after one year and will be subject to restrictions on resale for an additional year. The compensation cost associated with the total grant of 17,040 shares for the three months ended March 31, 2014 was $44,986. As of March 31, 2014, there was $29,990 of total unrecognized compensation cost related to this restricted stock grant which is expected to be recognized over 0.2 years.

The number of shares that may be issued pursuant to restricted stock granted and the weighted average fair value during the periods presented is summarized below:

	Three Months Ended
	March 31, 2014		March 31, 2013
	Grant	Weighted Average Fair Value Per Share	Grant	Weighted Average Fair Value Per Share

Board restricted stock	—	$—	1,250	$10.00

Total shares	—		1,250

Employee Stock Option and Deferred Stock Award Grants

On February 25, 2010, 86,500 incentive stock options were granted to employees pursuant to the Company’s Stock Plan with an exercise price equal to the market price on the date of grant of $8.28. The options vested over a 42-month period and expire in ten years. The compensation cost associated with this grant of employee options was $282,355 and was recognized as expense over the 42-month vesting period. The compensation cost associated with these options included in salaries and benefits expense for the three months ended March 31, 2013 was $17,647. As of March 31, 2014, there was no unrecognized compensation cost related to these stock options.

Additionally, on December 13, 2012, 20,500 shares of deferred stock awards were granted to employees pursuant to the Company’s Stock Plan with a price per share equal to the market price on the date of grant of $9.84. The awards vest ratably over a four-year period. The compensation cost associated with this grant of employee awards is $172,200 to be recognized as expense over the four-year vesting period. The compensation cost related to these awards included in salaries and benefits expense for the three months ended March 31, 2014 and 2013 was $10,763 for each period. As of March 31, 2014, there was $116,594 of total unrecognized compensation cost related to these deferred stock awards which is expected to be recognized over 2.7 years.

Finally, on March 18, 2014, 23,500 shares of deferred stock awards were granted to employees pursuant to the Company’s Stock Plan with a price per share equal to the market price on the date of grant of $10.46. The awards vest ratably over a four-year period. The compensation cost associated with this grant of employee awards is $221,844 to be recognized as expense over the four-year vesting period. The compensation cost related to these awards included in salaries and benefits expense for the three months ended March 31, 2014 was $4,622. As of March 31, 2014, there was $217,222 of total unrecognized compensation cost related to these deferred stock awards which is expected to be recognized over 3.9 years.

A summary of stock option activity as of March 31, 2014 and changes during the three months then ended is presented below:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Grant Date Fair Value

Outstanding at January 1, 2014	271,752	$9.99

Granted	—	—
Exercised	(1,000)	7.14
Expired/Forfeited	(12,000)	16.68
Outstanding at March 31, 2014	258,752	$9.69	4.6 Years	$2,507,037

Exercisable at March 31, 2014	258,752	$9.69	4.6 Years	$2,507,037

A summary of stock option activity as of March 31, 2013 and changes during the three months then ended is presented below:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Grant Date Fair Value

Outstanding at January 1, 2013	292,267	$10.13

Granted	—	—
Exercised	—	—
Expired/Forfeited	(15,000)	13.86

Outstanding at March 31, 2013	277,267	$9.93	5.4 Years	$2,753,697

Exercisable at March 31, 2013	257,142	$10.06	5.3 Years	$2,587,062

Employee Stock Ownership Plan

Prior to 2008, the Company contributed shares of its common stock to its Employee Stock Ownership Plan (the “ESOP”). However, no contributions have been made from January 1, 2008 to date, and the Company has not taken any action to reinstate contributions to the ESOP. During the first quarter of 2013, the Company’s Board of Directors approved an action to combine the ESOP with the 401(k) Plan to create a KSOP Plan. This KSOP Plan authorizes the Company to issue Company stock to match contributions from its employees should it so choose. This combination became effective on July 15, 2013. No shares were issued as matching contributions to the KSOP in the first quarter of 2014 or during calendar year 2013.

Employee Stock Purchase Plan

On April 3, 1995, the Board of Directors adopted an Employee Stock Purchase Plan (the “ESPP”). The ESPP currently gives employees the right to purchase Company stock at a 10% discount from fair market value at the end of each fiscal quarter. Employees purchased 2,132 and 2,101 shares during the first quarter of 2014 and 2013, respectively. As of March 31, 2014, a total of 262,083 shares have been issued since inception out of the 350,000 shares authorized.

Stock Appreciation Rights (“SARs”)

As part of the Cooperative Marketing Agreement discussed in Note 7, on June 14, 2012, the Company signed a Stock Appreciation Rights Agreement (the “SAR Agreement”) and issued SARs to non-employees. The SAR Agreement granted rights to non-employees to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties. Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30. Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in January 2013. As of March 31, 2014, 49,500 rights had vested. The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over the grant price. SARs have no effect on dilutive shares or shares outstanding as any appreciation of the Company’s common stock value over the grant price is paid in cash and not in common stock. The SAR Agreement and all rights granted expire on December 31, 2022.

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

The following weighted-average assumptions were used in calculating the fair value of SARs granted during the three-month periods ended March 31, 2014 and 2013, using the Black-Scholes valuation model;

	2014	2013
Expected dividend yield	0.00%	0.00%
Expected weighted-average volatility	50.0%	47.9%
Risk-free interest rate	2.55%	1.77%
Expected term of SARs (in years)	8.75	9.75

There have been no exercises of SARs as of March 31, 2014. The total liability of the SARs at March 31, 2014 was $558,026.

Changes to the Company’s non-vested SARs during the three months ended March 31, 2014 are as follows:

	SARs	Weighted Average Fair Value
Non-vested SARs at December 31, 2013	132,000	$5.41
Granted	—	—
Vested	(16,500)	$6.02
Cancellations	—	—
Non-vested SARs at March 31, 2014	115,500	$6.02

Changes to the Company’s non-vested SARs during the three months ended March 31, 2013 are as follows:

	SARs	Weighted Average Fair Value
Non-vested SARs at December 31, 2012	148,500	$5.24
Granted	—	—
Vested	(16,500)	$5.03
Cancellations	—	—
Non-vested SARs at March 31, 2013	132,000	$5.03

3.	NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net income (numerator) amounts used for basic and diluted per share computations	$406,007	$291,081

Weighted average shares (denominator) of common stock outstanding:
Basic	4,180,547	4,149,437
Plus dilutive effect of stock options	18,331	21,330
Diluted	4,198,878	4,170,767

Net income per common share:
Basic	$.10	$.07
Diluted	.10	.07

Options to purchase 92,500 shares of common stock at an average price of $14.15 per share were outstanding but not included in the computation of diluted net income per share for the three months ended March 31, 2014 because the options were out of the money at March 31, 2014.

Options to purchase 104,500 shares of common stock at an average price of $14.44 per share were outstanding but not included in the computation of diluted net income per share for the three months ended March 31, 2013 because the options were out of the money at March 31, 2013.

4.	GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000. The Company had no borrowings under the credit line during the three months ended March 31, 2014 or the year ended December 31, 2013. The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements as of March 31, 2014. On May 5, 2014, the Company signed an amendment with Bremer Bank extending the expiration date from May 5, 2014 to May 4, 2015, while keeping previous provisions intact.

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the 2013 Annual Report on Form 10-K.

Depreciation, interest and income taxes are allocated to the segments but no allocation is made to concessions for shared facilities. However, the concessions segment pays approximately 25% of gross revenues earned on live racing and special event days to the horse racing segment for use of the facilities.

The following tables provide information about the Company’s operating segments (in 000’s):

	Three Months Ended March 31, 2014
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$1,985	$6,420	$969	$9,374

Intersegment revenues	64	—	292	356

Net interest income	1	—	—	1

Depreciation	390	106	31	527

Segment (loss) income before income taxes	(316)	1,161	(59)	786

At March 31, 2014
Segment Assets	$36,336	$1,534	$14,012	$51,882

	Three Months Ended March 31, 2013
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$1,954	$6,343	$848	$9,145

Intersegment revenues	45	—	337	382

Net interest income	1	—	—	1

Depreciation	277	135	35	447

Segment (loss) income before income taxes	(315)	955	(98)	542

At December 31, 2013
Segment Assets	$34,870	$1,640	$13,845	$50,355

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Three Months Ended March 31,
	2014	2013
Revenues
Total net revenues for reportable segments	$9,730	$9,527
Elimination of intersegment revenues	(356)	(382)
Total consolidated net revenues	$9,374	$9,145

Income before income taxes
Total segment income before income taxes	$786	$542
Elimination of intersegment income before income taxes	(93)	(35)
Total consolidated income before income taxes	$693	$507

	March 31, 2014	December 31, 2013
Assets
Total assets for reportable segments	$51,882	$50,355
Elimination of intercompany receivables	(13,425)	(13,242)
Total consolidated assets	$38,457	$37,113

6.	COMMITMENTS AND CONTINGENCIES

In accordance with an Earn Out Promissory Note, given to the prior owner of the Racetrack as part of the consideration paid by the Company to acquire the Racetrack in 1994, if (i) off-track betting becomes legally permissible in the State of Minnesota and (ii) the Company begins to conduct off-track betting with respect to or in connection with its operations, the Company will be required to pay to the IMR Fund, L.P. the greater of $700,000 per operating year, as defined, or 20% of the net pretax profit, as defined for each of five operating years. At this time, management believes that the likelihood that these two conditions will be met and that the Company will be required to pay these amounts is remote. At the date (if any) that these two conditions are met, the five minimum payments will be discounted back to their present value and the sum of those discounted payments will be capitalized as part of the purchase price in accordance with generally accepted accounting principles. The purchase price will be further increased if payments become due under the “20% of Net Pretax Profit” calculation. The first payment is to be made 90 days after the end of the third operating year in which off-track betting is conducted by the Company. Remaining payments would be made within 90 days of the end of each of the next four operating years.

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

In March 2014, the Company entered into a seven-year agreement with a new totalizator provider. Pursuant to the agreement, the vendor provides totalizator equipment and related software which record and process all wagers and calculate odds and payoffs. Under the new agreement, $221,345 will be charged to operations in the first full year.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at March 31, 2014 and as of the date of this report will not have a material impact on the Company’s consolidated financial results of operations.

7.	COOPERATIVE MARKETING AGREEMENT

On June 4, 2012, the Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”). The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s horse industry. Under the terms of the CMA, the SMSC paid the horsemen $5.3 million in February 2013 and $5.8 million in February 2014 for purse enhancements. After 2014, the SMSC is obligated to contribute the additional amounts listed below for purse enhancements.

The Company and the SMSC have also agreed in the CMA to partner in joint marketing efforts for their mutual benefit, including signage, joint promotions, player benefits and events. Under the CMA, the SMSC paid the Company $600,000 in February 2013 and $660,000 in February 2014 for marketing purposes. After 2014, the SMSC is obligated to pay the additional amounts listed below to be used for mutually agreeable marketing purposes.

Under the CMA, the SMSC has agreed to make the following purse enhancement and marketing payments in 2015 through 2022:

Year	Purse Enhancement Payments to Horsemen	Marketing Payments to Canterbury Park

2015	$6,434,000	$726,000
2016	7,087,400	798,600
2017	7,806,140	878,460
2018	8,000,000	900,000
2019	8,000,000	900,000
2020	8,000,000	900,000
2021	8,000,000	900,000
2022	8,000,000	900,000

The Company does not have a financial interest in any part of the purse enhancement payments. Therefore, purse enhancement payments have no impact on the Company’s financial statements.

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the three months ended March 31, 2014, the Company recorded $59,035 in other revenue and incurred $6,253 in advertising and marketing expense and $52,782 in depreciation related to the SMSC marketing payment. For the three months ended March 31, 2013, the Company recorded $13,000 in other revenue and incurred $13,000 in advertising and marketing expense related to the SMSC marketing payment. The excess of amounts received over revenues is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheets.

Under the CMA, the Company agreed it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

As part of the CMA and pursuant to a related SAR Agreement dated June 14, 2012, the Company issued stock appreciation rights to the SMSC. The SAR Agreement granted rights to the SMSC to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties. Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30. Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in January 2013. As of March 31, 2014, 49,500 rights had vested. The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over the grant price. The SAR Agreement and all rights granted expire on December 31, 2022. The liability related to these stock appreciation rights is recorded as a long-term liability and the Company recognizes the income or expense related to the fluctuation in the value of the stock appreciation rights against the revenues recorded relating to the marketing payment due to the nature of the CMA. Any excess expenses will be recognized as a component of other operating expenses. For the quarter ended March 31, 2014, the Company recognized $90,646 of expense related to these stock appreciation rights, of which $59,035 was recorded as an offset to other revenue and $31,611 was recorded as other operating expenses. For the quarter ended March 31, 2013, the Company recognized $64,244 of expense related to these stock appreciation rights, of which $13,000 was recorded as an offset to other revenue and $51,244 was recorded as other operating expenses. In the future, changes in the fair value of these stock appreciation rights will increase or decrease the stock appreciation rights liability, and the Company will recognize an additional offset to other revenue and/or other operating expenses related to these changes.

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

Strategic Overview:

          Canterbury Park Holding Corporation (the “Company,” “we,” “our,” or “us”) owns and operates the Canterbury Park Racetrack and Card Casino facility (the “Racetrack”) in Shakopee, Minnesota, which is approximately 25 miles southwest of downtown Minneapolis. The Racetrack is the only facility in the State of Minnesota that offers live pari-mutuel thoroughbred and quarter horse racing. The primary businesses of the Company are simulcast and live pari-mutuel horse racing, hosting unbanked card games, and food and beverage operations.

          The Company’s pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack each year from May until September and year-round wagering on races held at out-of-state racetracks throughout the country that are televised simultaneously at the Racetrack (“simulcasting”). During the live race meet, the Company televises its races to out-of-state racetracks around the country, and earns additional pari-mutuel revenue on wagers placed on its races at the out-of-state racetracks.

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

          The Company also derives revenues from related services and activities, such as concessions, parking, advertising signage, publication sales, and from other entertainment events and activities held at the Racetrack.

Operations Review for the Three Months Ended March 31, 2014 and 2013:

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

          The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA (defined above), which is a non-GAAP measure, for the three months ended March 31, 2014 and 2013:

Summary of EBITDA Data:
	Three Months Ended March 31,
	2014	2013
Net income	$406,007	$291,081
Interest income	(637)	(1,101)
Income tax expense	287,461	215,648
Depreciation	526,620	446,640
EBITDA	$1,219,451	$952,268

          EBITDA increased $267,183, or 28.1%, and also increased as a percentage of net revenues to 13.0% from 10.4% for the three months ended March 31, 2014 as compared to the same period in 2013. The significant increase is primarily due to the increased net income as well as increases in income tax expense and depreciation.

          Revenues

          Total net revenues increased $229,886, or 2.5%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase is primarily attributable to increases in Card Casino and Concession revenue of 1.2% and 14.3%, respectively, offset by a decrease in Pari-mutuel revenue of 3.0%. See below for a further discussion of revenue.

          Summary of Pari-mutuel Data:

	Three Months Ended March 31,
	2014	2013
Simulcast racing days	90	90

On-track simulcast handle	$7,261,000	$7,289,000

Average daily handle	$80,700	$81,000

          Pari-mutuel revenue decreased $47,326, or 3.0%, in the three-month period ended March 31, 2014 compared to the same period in 2013. Total handle wagered for the first three months of 2014 was down $28,000, or 0.4%, compared to the same period last year. The decrease is primarily attributable to inclement weather during the first quarter of 2014. Minnesota experienced one of the coldest winters on record which discouraged customers from coming to the Racetrack and wagering. Similar harsh weather in other parts of the United States caused the cancellation of a significant number of races at racetracks simulcasting their signal to our Racetrack.

          Summary of Card Casino Revenue:

	Three Months Ended March 31,
	2014	2013
Poker Games	$2,478,000	$2,512,000
Table Games	3,311,000	3,145,000
Total Collection Revenue	5,789,000	5,657,000

Other Revenue	631,000	686,000
Total Card Casino Revenue	$6,420,000	$6,343,000

Number of Days Offered	90	90
Average Revenue per Day	$71,300	$70,500

          The primary source of Card Casino revenue is a percentage of the wagers received from the players as compensation for providing the Card Casino facility and services, referred to as “collection revenue.” Other Revenue presented above includes fees collected for the administration of tournaments and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds. Card Casino revenue represented 68.5% and 69.4% of consolidated net revenues for the three-months ended March 31, 2014 and 2013, respectively.

          Total Card Casino revenue increased $77,000 or 1.2%, for the first three months of 2014 compared to the same period in 2013. Poker collection revenue decreased $34,000, or 1.4%, compared to the first quarter of 2013. The Company believes that the year-over-year decrease in poker revenue is primarily attributable to the harsh winter weather mentioned above. Table games collection revenue increased $166,000, or 5.3% compared to the first three months of 2013. The Company believes this increase was primarily due to the new variety of games offered which more than offset the adverse affect of the harsh winter weather.

          We expect that competition from North Metro Harness Initiative, LLC, illegal Internet wagering, and wagering at tribal casinos will continue to challenge our efforts to grow our Card Casino operating revenues in future periods. As a result, we continue to search for opportunities to make Canterbury Park the most attractive alternative when our customers want to wager on card games.

          Summary of Concession Revenue:

          Concession revenue increased $120,981, or 14.3%, for the quarter ended March 31, 2014 compared to the same quarter in 2013. The increase is primarily due to higher special event attendance in 2014 which drove more concession sales.

          Operating Expenses:

          Total operating expenses in the first quarter of 2014 increased $42,683, or 0.5%, compared to the three-month period ended March 31, 2013. See below for a further discussion of operating expenses.

          Summary of Purse and Breeders’ Fund Expense:

	Purse Expense Three Months Ended March 31,		Minnesota Breeders’ Fund Expense Three Months Ended March 31,
	2014	2013	2014	2013
Card Casino	$592,942	$583,253	$65,883	$64,806

Simulcast Horse Racing	267,201	281,860	82,107	83,527
	$860,143	$865,113	$147,990	$148,333

          Total expense for statutory purses and the Minnesota Breeders’ Fund decreased 0.5% to $1,008,133 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Both purse and Breeders’ Fund expenses are determined by wagering levels on our Card Casino and live and simulcast racing. The slight decrease in both purse and Breeders’ Fund expenses for the three-month period ended March 31, 2014 compared to the same period in 2013 was due to inclement weather during the first quarter of 2014 which reduced simulcast revenues approximately 3%.

          Salaries and benefits decreased $199,168, or 4.5%, compared to the first quarter of 2013. The decrease is primarily due to a reduction in hours worked and reduction in associated payroll taxes.

          Utilities increased $57,153, or 21.5%, compared to the first quarter of 2013. The increase is primarily attributable to one of the coldest winters Minnesota has experienced in decades.

          Other operating expenses increased $129,577, or 8.9%, compared to the first quarter of 2013. The increase is primarily due to increased consulting expenditures related to compliance and special events initiatives.

          Income before income taxes was $693,468 for the three months ended March 31, 2014 compared to $506,729 for the three months ended March 31, 2013. Income tax expense was $287,461 for the first quarter of 2014 compared to $215,648 for the first quarter of 2013, resulting in net income of $406,007 and $291,081 for 2014 and 2013, respectively.

Recent Changes to Minnesota’s Minimum Wage Law:

          Legislation signed by Minnesota’s Governor on April 15, 2014 will increase the minimum wage that must be paid by the Company from $7.25 to $8.00 effective August 1, 2014, with further increases scheduled to $9.00 per hour on August 1, 2015 and to $9.50 per hour on August 1, 2016. In addition, starting January 1, 2018, the minimum wage will increase at the beginning of each year by the rate of inflation up to a maximum increase of up to 2.5% per year. The legislation includes a 90-day training wage of $7.75 for 18- and 19-year-olds and, under certain conditions, for 16- and 17- year olds. Because the Company employs a large number of individuals at an hourly wage equal to or slightly above $7.25 per hour, this legislation will have an adverse effect. While we may be able to mitigate the impact of this increase by raising our prices or reducing our employee count, these measures could themselves have an adverse effect because higher prices and diminished service levels may discourage visits to the Racetrack. Also, to the extent we are not able to implement such cost cutting measures, the increase in the minimum wage will adversely affect our net income.

Contingencies:

          As further discussed below under “Cooperative Marketing Agreement”, the Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”) which became effective on June 15, 2012. The CMA contains certain covenants which, if breached, would trigger an obligation to repay a specified amount related to such covenant. At this time, management believes that the likelihood that the breach of a covenant will occur and that the Company will be required to pay the specified amount related to such covenant is remote.

Liquidity and Capital Resources:

          Cash provided by operating activities for the three months ended March 31, 2014 was $2,240,069 primarily as a result of the following: The Company reported net income of $406,007 and depreciation of $526,620. Card Casino accruals also increased $657,708 which was primarily due to the increase in our player pool related to increased table game activity. A final factor contributing to the net cash provided by operating activities for the first quarter of 2014 was the increase in accounts payable and accrued wages and payroll taxes of $290,080, due primarily to an increase in deferred revenue related to the $660,000 marketing payment that was received in the first quarter of 2014. This is discussed in greater detail under “Cooperative Marketing Agreement” below.

          Cash provided by operating activities for the three months ended March 31, 2013 was $1,914,198 primarily as a result of the following: The Company reported net income of $291,081 and depreciation of $446,640. Restricted cash also decreased $600,653, which was primarily due to the decrease in our player pool. A final factor contributing to the net cash provided by operating activities for the first quarter of 2013 was the increase in accounts payable and accrued wages and payroll taxes of $949,721, due primarily to an increase in deferred revenue related to the $600,000 marketing payment that was received in the first quarter of 2013.

          Net cash used in investing activities for the first quarter of 2014 of $837,572 was used primarily for a variety of equipment purchases. Net cash used in investing activities for the first quarter of 2013 of $1,011,251 was used primarily for the purchase of digital signage and customer relationship management software at the Racetrack.

          Net cash provided by financing activities during the first three months of 2014 consisted of purchases of stock through the Employee Stock Purchase Plan and proceeds received upon the exercise of stock options of $26,904. Net cash provided by financing activities during the first three months of 2013 consisted of proceeds received upon the issuance of common stock relating to the Employee Stock Purchase Plan of $15,442, slightly offset by common stock repurchases of $7,509.

          As of March 31, 2014, we had $3,000,000 of capacity under a commercial revolving credit line as part of a general credit and security agreement with Bremer Bank including interest at the prime rate but not less than 4.5% per annum. We had no borrowings under the credit line during the quarter ended March 31, 2014 or the year ended December 31, 2013. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements at all times throughout the quarter ended March 31, 2014. On May 5, 2014, the Company signed an amendment with Bremer Bank extending the expiration date from May 5, 2014 to May 4, 2015, while keeping previous provisions intact.

          The Company’s cash and cash equivalent balance at March 31, 2014 was $10,168,610 compared to $8,739,209 at December 31, 2013. The Company believes that unrestricted funds available in its cash accounts, amounts available under its revolving line of credit, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements for regular operations during 2014.

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

          Our significant accounting policies are included in Note 1 to our consolidated financial statements in our 2013 Annual Report on Form 10-K. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

          Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 64.8% of our total assets at March 31, 2014. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows. If the sum of the related expected future net cash flows is less than the carrying value, we will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. To date, we have determined that no impairment of these assets exists.

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

Commitments and Contractual Obligations:

          On June 4, 2012, the Company entered into the CMA with the SMSC that expires December 31, 2022. See “Cooperative Marketing Agreement” below.

          In March 2014, the Company entered into a seven-year agreement with a new totalizator provider. Pursuant to the agreement, the vendor provides totalizator equipment and related software which record and process all wagers and calculate odds and payoffs. Under the new agreement, $221,345 will be charged to operations in the first full year.

Cooperative Marketing Agreement:

          On June 4, 2012, the Company entered into the CMA with the SMSC. The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s horse industry. Under the terms of the CMA, the SMSC paid the horsemen $5.3 million in February 2013 and $5.8 million in February 2014 for purse enhancements. After 2014, the SMSC is obligated to contribute the additional amounts listed below for purse enhancements.

          The Company and the SMSC have also agreed in the CMA to partner in joint marketing efforts for their mutual benefit, including signage, joint promotions, player benefits and events. Under the CMA, the SMSC paid the Company $600,000 in February 2013 and $660,000 in February 2014 for marketing purposes. After 2014, the SMSC is obligated to pay the additional amounts listed below to be used for mutually agreeable marketing purposes.

          Under the CMA, the SMSC has agreed to make the following purse enhancement and marketing payments in 2015 through 2022:

Year	Purse Enhancement Payments to Horsemen	Marketing Payments to Canterbury Park

2015	$ 6,434,000	$ 726,000
2016	7,087,400	798,600
2017	7,806,140	878,460
2018	8,000,000	900,000
2019	8,000,000	900,000
2020	8,000,000	900,000
2021	8,000,000	900,000
2022	8,000,000	900,000

          The Company does not have a financial interest in any part of the purse enhancement payments. Therefore, purse enhancement payments have no impact on the Company’s financial statements.

          The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the three months ended March 31, 2014, the Company recorded $59,035 in other revenue and incurred $6,253 in advertising and marketing expense and $52,782 in depreciation related to the SMSC marketing payment. For the three months ended March 31, 2013, the Company recorded $13,000 in other revenue and incurred $13,000 in advertising and marketing expense related to the SMSC marketing payment. The excess of amounts received over revenues is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheets.

          Under the CMA, the Company agreed it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

          As part of the CMA and pursuant to a related SAR Agreement dated June 14, 2012, the Company issued stock appreciation rights to the SMSC. The SAR Agreement granted rights to the SMSC to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties. Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30. Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in January 2013. As of March 31, 2014, 49,500 rights had vested. The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over the grant price. The SAR Agreement and all rights granted expire on December 31, 2022. The liability related to these stock appreciation rights is recorded as a long-term liability and the Company recognizes the income or expense related to the fluctuation in the value of the stock appreciation rights against the revenues recorded relating to the marketing payment due to the nature of the CMA. Any excess expenses will be recognized as a component of other operating expenses. For the quarter ended March 31, 2014, the Company recognized $90,646 of expense related to these stock appreciation rights, of which $59,035 was recorded as an offset to other revenue and $31,611 was recorded as other operating expenses. For the quarter ended March 31, 2013, the Company recognized $64,244 of expense related to these stock appreciation rights, of which $13,000 was recorded as an offset to other revenue and $51,244 was recorded as other operating expenses. In the future, changes in the fair value of these stock appreciation rights will increase or decrease the stock appreciation rights liability, and the Company will recognize an additional offset to other revenue and/or other operating expenses related to these changes.

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

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Canterbury Park Holding Corporation is not required to provide the information requested by this Item as it qualifies as a smaller reporting company.

ITEM 4:	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures:

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors reported under Item 1A in the Form 10-K for the year ended December 31, 2013, and the risk factors presented therein are incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not Applicable.
(b) Not Applicable.
(c)

On December 17, 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 12b-18 in open market transactions or block purchases of privately negotiated transactions (the “2008 Stock Repurchase Plan”). From its adoption until August 13, 2012, the Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and, on such date, authorized the repurchase of an additional 100,000 shares of the Company’s common stock. The Company did not repurchase any shares during the first quarter of 2014. The maximum number of shares that may yet be purchased under the above authorizations is 128,781 as of March 31, 2014.

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

		31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		99.1	Press release dated May 14, 2014 announcing 2014 first quarter financial results

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Date: May 15, 2014	/s/ Randall D. Sampson
Randall D. Sampson
President and Chief Executive Officer

Date: May 15, 2014	/s/ David C. Hansen
David C. Hansen
Vice President and Chief Financial Officer