Form 10-Q
period 2014-06-30
CANTERBURY PARK HOLDING CORP
filed 2014-08-14
CIK 926761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number: 001-31569

CANTERBURY PARK HOLDING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1775532
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
YES                    ☐                     NO                    ☒

The Company had 4,198,840 shares of common stock, $.01 par value, outstanding as of August 11, 2014.

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,585,709	$8,739,209
Restricted cash	4,278,168	1,139,003
Short-term investments	204,360	203,902
Accounts receivable, net of allowance of $40,269 for both periods	636,405	338,971
Inventory	318,095	244,281
Prepaid expenses	473,711	624,553
Deferred income taxes	263,200	333,300
Income taxes receivable	—	330,672
Due from Minnesota horsemen associations	—	2,355
Total current assets	16,759,648	11,956,246

LONG-TERM ASSETS
Deposits	26,400	26,400
Land, buildings and equipment, net of accumulated depreciation of $22,973,733 and $22,314,286, respectively	25,628,268	25,129,986
	$42,414,316	$37,112,632

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$7,257,815	$3,502,871
Card Casino accruals	1,699,595	1,546,123
Accrued wages and payroll taxes	1,007,284	946,111
Due to MHBPA	175,873	—
Accrued property taxes	652,062	650,797
Income taxes payable	7,754	—
Payable to horsepersons	233,117	8,201
Total current liabilities	11,033,500	6,654,103

LONG-TERM LIABILITIES
Deferred income taxes	1,581,800	1,726,100
Stock appreciation rights	501,770	467,380
Total long-term liabilities	2,083,570	2,193,480

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,196,604 and 4,177,951, respectively, shares issued and outstanding	41,966	41,779
Additional paid-in capital	17,453,684	17,270,615
Retained earnings	11,801,596	10,952,655
Total stockholders’ equity	29,297,246	28,265,049
	$42,414,316	$37,112,632

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
OPERATING REVENUES:
Pari-mutuel	$3,276,216	$3,691,728	$4,805,848	$5,268,686
Card Casino	6,932,066	6,536,394	13,352,237	12,879,677
Concessions	2,099,973	1,931,573	3,068,380	2,778,999
Other	1,526,047	1,186,154	2,018,490	1,597,046
Total Revenues	13,834,302	13,345,849	23,244,955	22,524,408
Less: Promotional allowances	(49,588)	(64,899)	(85,787)	(98,890)
Net Revenues	13,784,714	13,280,950	23,159,168	22,425,518

OPERATING EXPENSES:
Purse expense	2,025,722	1,975,348	2,885,865	2,840,461
Minnesota Breeders’ Fund	252,750	250,744	400,740	399,077
Other pari-mutuel expenses	557,701	515,415	895,608	844,350
Salaries and benefits	5,265,485	5,447,531	9,475,307	9,856,521
Cost of concession and other sales	1,024,981	1,029,947	1,561,715	1,554,813
Depreciation	508,635	446,640	1,035,255	893,280
Utilities	350,262	313,876	673,745	580,206
Advertising and marketing	674,187	686,482	820,072	867,805
Gain on disposal of assets	—	(6,700)	—	(1,752)
Other operating expenses	2,373,109	2,289,343	3,966,148	3,752,805
Total Operating Expenses	13,032,832	12,948,626	21,714,455	21,587,566

INCOME FROM OPERATIONS	751,882	332,324	1,444,713	837,952

OTHER INCOME:
Interest income	712	571	1,349	1,672
Net Other Income	712	571	1,349	1,672

INCOME BEFORE INCOME TAXES	752,594	332,895	1,446,062	839,624

INCOME TAX EXPENSE	(309,660)	(139,647)	(597,121)	(355,295)

NET INCOME	$442,934	$193,248	$848,941	$484,329

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,185,908	4,157,305	4,183,512	4,153,819

WEIGHTED AVERAGE NUMBER OF DILUTIVE SHARES OUTSTANDING	4,200,325	4,182,727	4,201,818	4,173,620

BASIC NET INCOME PER COMMON SHARE	$.11	$.05	$.20	$.12

DILUTED NET INCOME PER COMMON SHARE	$.11	$.05	$.20	$.12

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating Activities:
Net income	$848,941	$484,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,035,255	893,280
Stock-based compensation expense	127,485	140,563
(Decrease) increase in deferred income taxes	(74,200)	466,400
Tax (benefit) expense from exercise of stock-based awards	(7,895)	4,319
Gain on disposal of assets	—	(1,752)
Changes in operating assets and liabilities:
Increase in restricted cash	(3,139,165)	(1,811,069)
Increase in accounts receivable	(297,434)	(370,725)
Decrease (increase) in other current assets	77,027	(734,543)
Decrease (increase) in income taxes receivable	346,321	(549,105)
Increase in accounts payable and accrued wages and payroll taxes	4,042,566	3,752,147
Increase (decrease) in Card Casino accruals	153,472	(430,482)
Increase in stock appreciation rights	34,390	108,254
Increase in accrued property taxes	1,265	785
Increase in payable to horsepersons	224,916	21,135
Increase (decrease) in due to MHBPA	178,228	(313,042)
Net cash provided by operating activities	3,551,172	1,660,494

Investing Activities:
Additions to buildings and equipment	(1,759,986)	(3,397,642)
Proceeds from sale of assets	—	6,700
Purchase of investments	(458)	(386)
Net cash used in investing activities	(1,760,444)	(3,391,328)

Financing Activities
Common stock repurchases	—	(7,509)
Proceeds from issuance of common stock	47,877	39,113
Tax benefit (expense) from exercise of stock-based awards	7,895	(4,319)
Net cash provided by financing activities	55,772	27,285

Net increase (decrease) in cash and cash equivalents	1,846,500	(1,703,549)

Cash and cash equivalents at beginning of period	8,739,209	9,384,983

Cash and cash equivalents at end of period	$10,585,709	$7,681,434

Supplemental disclosure of non-cash investing and financing activities:
Additions to buildings and equipment funded through accounts payable	$362,779	$101,477
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$325,000	$438,000

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of Canterbury Park Holding Corporation as of June 30, 2014 and December 31, 2013, the results of its operations for the three and six months ended June 30, 2014 and 2013, and the results of its cash flows for the six months ended June 30, 2014 and 2013. The condensed consolidated balance sheet as of December 31, 2013 was derived from the audited financial statements. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Results for an interim period are not necessarily indicative of results for a full year.

The complete summary of significant accounting policies is included in the notes to consolidated financial statements in the Company’s 2013 Annual Report on Form 10-K.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Canterbury Park Holding Corporation (the “Company”) was incorporated under the laws of Minnesota and acquired land and buildings to conduct pari-mutuel horse racing operations (the “Racetrack”) in March 1994. The Racetrack is located in Shakopee, Minnesota, approximately 25 miles southwest of downtown Minneapolis. In May 1994, the Company commenced year-round horse racing simulcast operations and hosted the first annual live race meet during the summer of 1995. The Company’s live racing operations are a seasonal business as it hosts live race meets each year from May until September. The Company earns additional pari-mutuel revenue by televising its live racing to out-of-state racetracks around the country. Canterbury Park’s Card Casino operates 24 hours a day, seven days a week and is limited by Minnesota State law to conducting card play on a maximum of 80 tables. The Card Casino currently offers a variety of poker and table games. The Company’s three largest sources of revenues, Card Casino operations, pari-mutuel operations and concession sales, generate cash revenues. The Company also derives revenues from related services and activities, such as admissions, advertising signage, publication sales, and from other entertainment events and activities held at the Racetrack.

Revenue Recognition – The Company’s revenues are derived primarily from the operations of a Card Casino, pari-mutuel wagering on simulcast and live horse races, concession sales, and related activities. Collection revenue from Card Casino operations, a set percentage of wagers, is recognized at the time that the wagering process is complete. Pari-mutuel revenues are recognized upon occurrence of the live race that is presented for wagering and after that live race is made official by the respective state’s racing regulatory body. Revenues related to concession and publication sales and admission fees are recognized as revenue when the service has been performed or the product has been delivered. All sales taxes are presented on a net basis and are excluded from revenue.

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

Short-term Investments – Securities are classified as held to maturity when the Company has the positive intent and ability to hold them to maturity, and are measured at amortized cost. At June 30, 2014 and December 31, 2013, all investments were classified as held to maturity. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in earnings. Short-term investments consist of certificates of deposit at June 30, 2014 and December 31, 2013. Amortized cost approximated fair value for both periods.

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

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) – The Minnesota Pari-mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, approximately $1,425,000 and $2,075,000 for the three and six-month periods ended June 30, 2014, respectively, compared to $2,925,000 and $4,125,000 for the comparable periods in 2013 related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company.

Impairment of Long-Lived Assets – Management of the Company periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows. Should the sum of the related expected future net cash flows be less than the carrying value, management will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. Management has determined that no impairment of these assets exists at June 30, 2014.

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

Interest and penalties associated with uncertain income tax positions are presented in income tax expense. For the six months ended June 30, 2014 and 2013, the Company did not recognize any expense related to interest and penalties.

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

Recent Accounting Pronouncement – In May 2014, the Financial Accounting Standards Board issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance implements a five-step process for customer contract revenue recognition. The guidance also requires enhanced disclosures relating to the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. This new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is prohibited. Entities can transition to the new guidance either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact of the amended revenue recognition guidance on the Company’s consolidated financial statements but does not believe it will have a significant impact.

2.	STOCK-BASED COMPENSATION

Stock-based compensation is recorded at fair value as of the date of grant and included in the salaries and benefits expense line item on the consolidated statements of operations and amounted to $67,115 and $127,485 for the three and six months ended June 30, 2014, respectively, compared to $71,529 and $140,563 for the three and six months ended June 30, 2013, respectively.

Board of Directors Stock Option and Restricted Stock Grants

The Company’s Stock Plan authorizes annual grants of restricted stock or stock options, or both, as determined by the Board. Pursuant to the amended Stock Plan, on June 7, 2012, 2,364 shares of restricted stock were granted to each of the five non-employee members of the Board of Directors with a price per share equal to the market price on the date of grant of $12.69. The restricted stock vested after one year and was subject to restrictions on resale for an additional year. The compensation cost associated with the total grant of 11,820 shares for the six months ended June 30, 2013 was $62,498. As of June 30, 2014, there was no unrecognized compensation cost related to this restricted stock grant.

Additionally, on January 4, 2013, 1,250 shares of restricted stock were granted to a newly named non-employee member of the Board of Directors with a price per share equal to the market price on the date of grant of $10.00. The restricted stock vested after one year and is subject to restrictions on resale for an additional year. The compensation cost associated with this restricted stock grant of 1,250 shares for the six months ended June 30, 2013 was $6,250. As of June 30, 2014, there was no unrecognized compensation cost related to this restricted stock grant.

Also, on May 30, 2013, 2,840 shares of restricted stock were granted to each of the six non-employee members of the Board of Directors with a price per share equal to the market price on the date of grant of $10.56. The restricted stock vested after one year and is subject to restrictions on resale for an additional year. The compensation cost associated with the total grant of 17,040 shares for the six months ended June 30, 2014 and 2013 was $74,976 and $14,995, respectively. As of June 30, 2014, there was no unrecognized compensation cost related to this restricted stock grant.

Finally, on June 5, 2014, 2,608 shares of restricted stock were granted to each of the five non-employee members of the Board of Directors with a price per share equal to the market price on the date of grant of $11.50. The restricted stock will vest 100% after one year and will be subject to restrictions on resale for an additional year. The compensation cost associated with the total grant of 13,040 shares for the six months ended June 30, 2014 was $12,497. As of June 30, 2014, there was $137,463 of total unrecognized compensation cost related to this restricted stock grant which is expected to be recognized over 0.9 years.

The number of shares that may be issued pursuant to restricted stock granted and the weighted average fair value during the periods presented is summarized below:

	Six Months Ended
	June 30, 2014		June 30, 2013
	Grant	Weighted Average Fair Value Per Share	Grant	Weighted Average Fair Value Per Share

Board restricted stock	13,040	$11.50	18,290	$10.52

Total shares	13,040		18,290

Employee Stock Option Grants

On February 25, 2010, 86,500 incentive stock options were granted to employees pursuant to the Company’s Stock Plan with an exercise price equal to the market price on the date of grant of $8.28. The options vested over a 42-month period and expire in ten years. The compensation cost associated with this grant of employee options was $282,355 and was recognized as expense over the 42-month vesting period. The compensation cost associated with these options included in salaries and benefits expense for the six months ended June 30, 2013 was $35,294. As of June 30, 2014, there was no unrecognized compensation cost related to these stock options.

A summary of stock option activity as of June 30, 2014 and changes during the six months then ended is presented below:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Grant Date Fair Value

Outstanding at January 1, 2014	271,752	$9.99

Granted	—	—
Exercised	(2,000)	6.57
Expired/Forfeited	(14,500)	16.78
Outstanding at June 30, 2014	255,252	$9.63	4.4 Years	$2,457,912

Exercisable at June 30, 2014	255,252	$9.63	4.4 Years	$2,457,912

A summary of stock option activity as of June 30, 2013 and changes during the six months then ended is presented below:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Grant Date Fair Value

Outstanding at January 1, 2013	292,267	$10.13

Granted	—	—
Exercised	(1,419)	6.40
Expired/Forfeited	(15,000)	13.86
Outstanding at June 30, 2013	275,848	$9.95	5.1 Years	$2,744,613

Exercisable at June 30, 2013	255,973	$10.08	5.0 Years	$2,580,048

Employee Deferred Stock Award Grants

On December 13, 2012, 20,500 shares of deferred stock awards were granted to employees pursuant to the Company’s Stock Plan with a price per share equal to the market price on the date of grant of $9.84. The awards vest ratably over a four-year period. The compensation cost associated with this grant of employee awards is $172,200 to be recognized as expense over the four-year vesting period. The compensation cost related to these awards included in salaries and benefits expense for the six months ended June 30, 2014 and 2013 was $21,525 for each period. As of June 30, 2014, there was $105,831 of total unrecognized compensation cost related to these deferred stock awards which is expected to be recognized over 2.4 years.

Additionally, on March 18, 2014, 23,500 shares of deferred stock awards were granted to employees pursuant to the Company’s Stock Plan with a price per share equal to the market price on the date of grant of $10.46. The awards vest ratably over a four-year period. The compensation cost associated with this grant of employee awards is $221,844 to be recognized as expense over the four-year vesting period. The compensation cost related to these awards included in salaries and benefits expense for the six months ended June 30, 2014 was $18,487. As of June 30, 2014, there was $203,357 of total unrecognized compensation cost related to these deferred stock awards which is expected to be recognized over 3.7 years.

Employee Stock Ownership Plan

Prior to 2008, the Company contributed shares of its common stock to its Employee Stock Ownership Plan (the “ESOP”). However, no contributions have been made from January 1, 2008 to date, and the Company has not taken any action to reinstate contributions to the ESOP. During the first quarter of 2013, the Company’s Board of Directors approved an action to combine the ESOP with the 401(k) Plan to create a KSOP Plan. This KSOP Plan authorizes the Company to issue Company stock to match contributions from its employees should it so choose. This combination became effective on July 15, 2013. No shares were issued as matching contributions to the KSOP during the first six months of 2014 or calendar year 2013.

Employee Stock Purchase Plan

On April 3, 1995, the Board of Directors adopted an Employee Stock Purchase Plan (the “ESPP”). The ESPP currently gives employees the right to purchase Company stock at a 10% discount from fair market value at the end of each fiscal quarter. Employees purchased 1,481 and 1,574 shares during the second quarter of 2014 and 2013, respectively. As of June 30, 2014, a total of 263,564 shares have been issued since inception out of the 350,000 shares authorized.

Stock Appreciation Rights (“SARs”)

As part of the Cooperative Marketing Agreement discussed in Note 7, on June 14, 2012, the Company signed a Stock Appreciation Rights Agreement (the “SAR Agreement”) and issued SARs to non-employees. The SAR Agreement granted rights to non-employees to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties. Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30. Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in January 2013. As of June 30, 2014, 49,500 rights had vested. The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over the grant price. SARs have no effect on dilutive shares or shares outstanding as any appreciation of the Company’s common stock value over the grant price is paid in cash and not in common stock. The SAR Agreement and all rights granted expire on December 31, 2022.

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

The following weighted-average assumptions were used in calculating the fair value of SARs granted during the six-month periods ended June 30, 2014 and 2013, using the Black-Scholes valuation model;

	2014	2013
Expected dividend yield	0.00%	0.00%
Expected weighted-average volatility	50.7%	48.6%
Risk-free interest rate	2.33%	2.43%
Expected term of SARs (in years)	8.50	9.50

There have been no exercises of SARs as of June 30, 2014. The total liability of the SARs at June 30, 2014 was $501,770.

Changes to the Company’s non-vested SARs during the six months ended June 30, 2014 are as follows:

	SARs	Weighted Average Fair Value
Non-vested SARs at December 31, 2013	132,000	$5.41
Granted	—	—
Vested	(16,500)	6.02
Cancellations	—	—
Non-vested SARs at June 30, 2014	115,500	$5.08

Changes to the Company’s non-vested SARs during the six months ended June 30, 2013 are as follows:

	SARs	Weighted Average Fair Value
Non-vested SARs at December 31, 2012	148,500	$5.24
Granted	—	—
Vested	(16,500)	5.03
Cancellations	—	—
Non-vested SARs at June 30, 2013	132,000	$5.03

3.	NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the three and six-month periods ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Net income (numerator) amounts used for basic and diluted per share computations	$442,934	$193,248	$848,941	$484,329

Weighted average shares (denominator) of common stock outstanding:

Basic	4,185,908	4,157,305	4,183,512	4,153,819
Plus dilutive effect of stock options	14,417	25,422	18,306	19,801
Diluted	4,200,325	4,182,727	4,201,818	4,173,620

Net income per common share:
Basic	$.11	$.05	$.20	$.12
Diluted	.11	.05	.20	.12

Options to purchase 90,000 shares of common stock at an average price of $14.06 per share were outstanding but not included in the computation of diluted net income per share for both the three and six-month periods ended June 30, 2014 because the options were out of the money at June 30, 2014.

Options to purchase 104,500 shares of common stock at an average price of $14.44 per share were outstanding but not included in the computation of diluted net income per share for both the three and six-month periods ended June 30, 2013 because the options were out of the money at June 30, 2013.

4.	GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000 and expires on May 4, 2015. The Company had no borrowings under the credit line during the six months ended June 30, 2014 or the year ended December 31, 2013. The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements as of June 30, 2014.

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

The following tables provide information about the Company’s operating segments (in 000’s):

	Six Months Ended June 30, 2014
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$6,735	$13,352	$3,072	$23,159

Intersegment revenues	234	—	627	861

Net interest income	1	—	—	1

Depreciation	772	211	52	1,035

Segment (loss) income before income taxes	(1,296)	3,080	318	2,102

At June 30, 2014
Segment Assets	$40,342	$1,428	$14,540	$56,310

	Six Months Ended June 30, 2013
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$6,759	$12,880	$2,787	$22,426

Intersegment revenues	249	—	745	994

Net interest income	2	—	—	2

Depreciation	554	270	69	893

Segment (loss) income before income taxes	(1,080)	2,291	83	1,294

At December 31, 2013
Segment Assets	$34,870	$1,640	$13,845	$50,355

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Six Months Ended June 30,
	2014	2013
Revenues
Total net revenues for reportable segments	$24,020	$23,420
Elimination of intersegment revenues	(861)	(994)
Total consolidated net revenues	$23,159	$22,426

Income before income taxes
Total segment income before income taxes	$2,102	$1,294
Elimination of intersegment income before income taxes	(656)	(454)
Total consolidated income before income taxes	$1,446	$840

	June 30, 2014	December 31, 2013
Assets
Total assets for reportable segments	$56,310	$50,355
Elimination of intercompany receivables	(13,896)	(13,242)
Total consolidated assets	$42,414	$37,113

6.	COMMITMENTS AND CONTINGENCIES

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

In March 2014, the Company entered into a seven-year agreement with a new totalizator provider. Pursuant to the agreement, the vendor provides totalizator equipment and related software which records and processes all wagers and calculate odds and payoffs. Under the new agreement, $221,345 will be charged to operations in the first full year.

During the second quarter of 2014, the Company entered into multiple agreements with various vendors to construct an expo and event center at the Racetrack. The cost of this facility will total approximately $3,000,000 of which approximately $800,000 was incurred during the second quarter of 2014. The Company believes that unrestricted funds available in its cash accounts and funds generated from operations will be sufficient to satisfy these obligations.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at June 30, 2014 and as of the date of this report will not have a material impact on the Company’s consolidated financial results of operations.

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

The purse enhancement and marketing payments the SMSC has agreed to make in 2015 through 2022 are as follows:

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

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the six months ended June 30, 2014, the Company recorded $399,109 in other revenue and incurred $293,545 in advertising and marketing expense and $105,564 in depreciation related to the SMSC marketing payment. For the six months ended June 30, 2013, the Company recorded $164,572 in other revenue and incurred $164,572 in advertising and marketing expense related to the SMSC marketing payment. The excess of amounts received over revenues is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheets.

Under the CMA, the Company agreed it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

As part of the CMA and pursuant to a related SAR Agreement dated June 14, 2012, the Company issued stock appreciation rights to the SMSC. The SAR Agreement granted rights to the SMSC to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties. Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30. Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in January 2013. As of June 30, 2014, 49,500 rights had vested. The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over the grant price. The SAR Agreement and all rights granted expire on December 31, 2022. The liability related to these stock appreciation rights is recorded as a long-term liability and the Company recognizes the income or expense related to the fluctuation in the value of the stock appreciation rights against the revenues recorded relating to the marketing payment due to the nature of the CMA. Any excess expenses will be recognized as a component of other operating expenses. For the six months ended June 30, 2014, the Company recognized $34,390 of expense related to these stock appreciation rights, of which $34,390 was recorded as an offset to other revenue. For the six months ended June 30, 2013, the Company recognized $108,254 of expense related to these stock appreciation rights, of which $108,254 was recorded as an offset to other revenue. In the future, changes in the fair value of these stock appreciation rights will increase or decrease the stock appreciation rights liability, and the Company will recognize an additional offset to other revenue and/or other operating expenses related to these changes.

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

          The Company’s pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack each year from May until September (“live race meet”) and year-round wagering on races held at out-of-state racetracks throughout the country that are televised simultaneously at the Racetrack (“simulcasting”). During the live race meet, the Company televises its races to out-of-state racetracks around the country, and earns additional pari-mutuel revenue on wagers placed on its races at the out-of-state racetracks.

          The Card Casino at Canterbury Park currently hosts “unbanked” card games in which players compete against each other and not against the house. In addition, 2012 changes to the law governing Card Casino operations authorize the Company to offer banked games, an option that, to date, the Company has not yet elected to implement. The Card Casino operates 24 hours a day, seven days a week. The Card Casino offers both poker and table games at up to 80 tables. Under Minnesota law, the Company is required to pay up to 14% of gross Card Casino revenues to the Racetrack’s purse fund and the State of Minnesota Breeders’ Fund.

          The Company also derives revenues from related services and activities, such as concessions, admissions, advertising signage, publication sales, and from other entertainment events and activities held at the Racetrack.

Operations Review for the Three and Six Months Ended June 30, 2014 and 2013:

EBITDA:

          EBITDA represents earnings before interest income, income tax expense, and depreciation and amortization. EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance or cash flows from operating activities as a measure of liquidity. EBITDA is presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry. Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do.

          The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA (defined above), which is a non-GAAP measure, for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
Net income	$848,941	$484,329
Interest income	(1,349)	(1,672)
Income tax expense	597,121	355,295
Depreciation	1,035,255	893,280
EBITDA	$2,479,968	$1,731,232

          EBITDA increased $748,736, or 43.2%, and also increased as a percentage of net revenues to 10.7% from 7.7% for the six months ended June 30, 2014 as compared to the same period in 2013. The significant increase is primarily due to the increased net income as well as increases in income tax expense and depreciation.

Revenues

          Total net revenues increased $733,650, or 3.3%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 and increased $503,764, or 3.8%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The six-month improvement is primarily attributable to increases in Card Casino and Concession revenue of 3.7% and 10.4%, respectively, offset by a decrease in Pari-mutuel revenue of 8.8%. The three-month increase is primarily attributable to increases in Card Casino and Concession revenue of 6.1% and 8.7%, respectively, offset by a decrease in Pari-mutuel revenue of 11.3%. See below for a further discussion of revenue.

Summary of Pari-mutuel Data:

	Six Months Ended June 30,
	2014	2013
Racing Days
Simulcast racing days	156	156
Live and Simulcast racing days	25	25
Total Number of Racing Days	181	181

On-Track Handle
Simulcast racing handle on simulcast only days	$13,119,000	$13,571,000
Live and Simulcast days:
Live racing handle	4,450,000	4,610,000
Simulcast racing handle	4,142,000	4,024,000
Total On-Track Handle	21,711,000	22,205,000

Out-of-State Live Handle	6,809,000	7,106,000

Total Handle	$28,520,000	$29,311,000
On-Track Average Daily Handle
Simulcast only racing days	$84,096	$86,994
Live and simulcast racing days	$343,680	$345,360

          Pari-mutuel revenue decreased $462,838, or 8.8%, in the six-month period ended June 30, 2014 compared to the same period in 2013, and decreased $415,512, or 11.3%, for the three-month period ended June 30, 2014 compared to the same period in 2013. Total handle for the first half of 2014 was down $791,000, or 2.7%, compared to the same period last year. The decreases in our pari-mutuel revenues in the 2014 six-month and three-month periods compared to the same periods in 2013 are primarily attributable to the change in accounting estimate that was made in the second quarter of 2013 regarding the Company’s unredeemed pari-mutuel tickets. During the quarter ended June 30, 2013, the Company reevaluated the likelihood of redemption relating to outstanding vouchers and through this assessment, the Company decreased the projected redemption rate. For the six and three months ended June 30, 2013, the change in accounting estimate decreased our liability for outstanding pari-mutuel vouchers and increased Pari-mutuel revenue in our Condensed Consolidated Statements of Operations for the periods by approximately $412,286 (pre-tax difference), increasing Income From Operations by this amount as well. Net Income increased approximately $239,150 (after taking income taxes into account), or by approximately $0.06 earnings per basic and diluted common share.

Summary of Card Casino Revenue:

	Six Months Ended June 30,
	2014	2013
Poker Games	$4,900,000	$4,928,000
Table Games	7,249,000	6,618,000
Total Collection Revenue	12,149,000	11,546,000

Other Revenue	1,203,000	1,334,000
Total Card Casino Revenue	$13,352,000	$12,880,000

Number of Days Offered	181	181
Average Revenue per Day	$73,800	$71,200

          The primary source of Card Casino revenue is a percentage of the wagers received from the players as compensation for hosting card games and providing related services in our Card Casino facility, which is referred to as “collection revenue.” Other Revenue presented above includes fees collected for the administration of tournaments and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds. Total Card Casino revenue represented 57.7% and 50.3% of consolidated net revenues for the six-month and three-month periods ended June 30, 2014, respectively. The second quarter percentage is usually lower in every calendar year due to substantially increased revenue from live racing.

          Total Card Casino revenue increased $472,000, or 3.7%, for the first six months of 2014 and also increased $396,000, or 6.1%, for the second quarter of 2014 compared to the same periods in 2013. Poker collection revenue during the first six months of 2014 decreased $28,000, or 0.6%, and increased $6,000, or 0.2% for the second quarter of 2014 compared to the same periods in 2013. Table games collection revenue increased $631,000, or 9.5%, compared to the first half of 2013 and $465,000, or 13.4%, for the quarter ended June 30, 2014 compared to the same period in 2013. The Company believes these increases were primarily due to the variety of new table games offered.

          We experience significant competition from North Metro Harness Initiative, LLC (another card room located approximately 50 miles to the northeast), illegal Internet wagering, and wagering at tribal casinos, and we expect this competition will continue to challenge our efforts to grow our Card Casino operating revenues in future periods. As a result, we continue to search for opportunities to make Canterbury Park the most attractive alternative when our customers want to wager on card games.

Summary of Concessions Revenue:

          Concessions revenue increased $289,381, or 10.4% for the six-month period ended June 30, 2014 when compared to the same period in 2013. Concessions revenue increased $168,400, or 8.7%, for the quarter ended June 30, 2014 compared to the same quarter in 2013. The increases are primarily a result of increased prices for food and beverage products. Also, the Company experienced higher special event attendance in 2014 which generated more concession sales.

Operating Expenses:

          Total operating expenses increased $126,889, or 0.6%, and $84,206, or 0.7%, for the six-month and three-month periods ended June 30, 2014, respectively, compared to the same periods in the prior year. See below for a further discussion of operating expenses.

          Total expense for statutory purses and the Minnesota Breeders’ Fund increased $47,067, or 1.5%, and $52,380, or 2.4%, for the six- and three-month periods ended June 30, 2014, respectively, compared to the same periods in 2013. The increases in both purse and Breeders’ Fund expenses for the three and six-month periods ended June 30, 2014 compared to the same periods in 2013 was due to the increase in Card Casino revenues. Both purse and Breeders’ Fund expenses are determined by wagering levels on our Card Casino and live and simulcast racing.

          Salaries and benefits decreased $381,214, or 3.9%, for the six months ended June 30, 2014 and $182,046, or 3.3%, for the three months ended June 30, 2014 compared to the same periods in the prior year. The decreases are primarily due to a reduction in hours worked and reduction in associated payroll taxes.

          Utilities increased $93,539, or 16.1%, for the six months ended June 30, 2014 and $36,386, or 11.6%, for the three months ended June 30, 2014 compared to the same periods in the prior year. The increases are primarily attributable to rising utility rates and increased utilities expense during the first quarter of 2014 due to one of the coldest winters Minnesota has experienced in decades.

          Advertising and marketing costs decreased $47,733, or 5.5%, for the six months ended June 30, 2014 and $12,295, or 1.8%, for the three months ended June 30, 2014 compared to the same periods in the prior year. These decreases are primarily as a result of decreased production and outdoor advertising expenditures.

          Other operating expenses increased $213,343, or 5.7%, for the six months ended June 30, 2014 and $83,766, or 3.7%, for the three months ended June 30, 2014 compared to the same periods in the prior year. The increases are primarily due to increased professional fees related to compliance and special events initiatives.

          Income before income taxes was $1,446,062 for the six months ended June 30, 2014 compared to $839,624 for the six months ended June 30, 2013. After income tax expense of $597,121 for the six months ended June 30, 2014, the Company reported net income of $848,941 in 2014 compared to net income of $484,329 in 2013. For the quarter ended June 30, 2014, our income before income taxes was $752,594 compared to $332,895 for the quarter ended June 30, 2013. After income tax expense of $309,660, net income in the second quarter of 2014 was $442,934 compared to net income of $193,248 for the second quarter of 2013.

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

Liquidity and Capital Resources:

          Cash provided by operating activities for the six months ended June 30, 2014 was $3,551,172 primarily as a result of the following: The Company reported net income of $848,941 and depreciation of $1,035,255. The Company also experienced an increase in accounts payable and accrued wages and payroll taxes of $4,042,566, caused primarily by a seasonal increase of $2,571,890 in horsemen payables. These items were somewhat offset by an increase in accounts receivable of $297,434 and an increase in restricted cash of $3,139,165 (resulting primarily from the increase in horsemen payables of $2,571,890).

          Cash provided by operating activities for the six months ended June 30, 2013 was $1,660,494 and was due to several factors. First, the Company reported net income of $484,329 and recorded depreciation of $893,280. The Company also experienced an increase in accounts payable and accrued wages and payroll taxes of $3,752,147, caused primarily by a seasonal increase of $2,488,500 in horsemen payables. These items were somewhat offset by an increase in other current assets of $734,543, an increase in income taxes receivable of $549,105, and an increase in restricted cash of $1,811,069 (resulting primarily from the increase in horsemen payables of $2,488,500).

          Net cash used in investing activities for the first six months of 2014 of $1,760,444 was used primarily for the construction of a new expo and event center (discussed under “Commitments and Contractual Obligations” below) and a variety of equipment purchases. Net cash used in investing activities for the first six months of 2013 was $3,391,328 and was used primarily for the purchase of technology upgrades and enhancements, including digital signage and customer relationship management equipment, and building improvements.

          Net cash provided by financing activities during the first six months of 2014 was $55,772 and consisted of $47,877 of proceeds received upon the issuance of common stock through the Employee Stock Purchase Plan and from the exercise of stock options and $7,895 of tax benefit from the exercise of stock-based awards. During the first six months of 2013, net cash provided by financing activities was $27,285 and consisted of $39,113 of proceeds received upon the issuance of common stock through the Employee Stock Purchase Plan and from the exercise of stock options, slightly offset by common stock repurchases of $7,509 and tax expense from the exercise of stock-based awards of $4,319.

          As of June 30, 2014, we had $3,000,000 of capacity under a commercial revolving credit line under a general credit and security agreement with Bremer Bank providing for interest at the prime rate but not less than 4.5% per annum, which expires on May 4, 2015. We had no borrowings under the credit line during the six months ended June 30, 2014 or the year ended December 31, 2013. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements at all times throughout the six months ended June 30, 2014.

          The Company’s cash and cash equivalents balance at June 30, 2014 was $10,585,709 compared to $8,739,209 at December 31, 2013. The Company believes that unrestricted funds available in its cash accounts, amounts available under its revolving line of credit, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements for regular operations during 2014.

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

          Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 60.4% of our total assets at June 30, 2014. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows. If the sum of the related expected future net cash flows is less than the carrying value, we will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. To date, we have determined that no impairment of these assets exists.

          Stock-Based Compensation – Accounting guidance requires recognition of services provided in exchange for a share-based payment based on the grant date fair market value. We utilize our judgment in determining the assumptions used to determine the fair value of equity instruments granted using a Black-Scholes model.

Recent Accounting Pronouncement:

          In May 2014, the Financial Accounting Standards Board issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance implements a five-step process for customer contract revenue recognition. The guidance also requires enhanced disclosures relating to the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. This new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is prohibited. Entities can transition to the new guidance either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact of the amended revenue recognition guidance on the Company’s consolidated financial statements but does not believe it will have a significant impact.

Commitments and Contractual Obligations:

          On June 4, 2012, the Company entered into the CMA with the SMSC that expires December 31, 2022. See “Cooperative Marketing Agreement” below.

          In March 2014, the Company entered into a seven-year agreement with a new totalizator provider. Pursuant to the agreement, the vendor provides totalizator equipment and related software which records and processes all wagers and calculate odds and payoffs. Under the new agreement, $221,345 will be charged to operations in the first full year.

          During the second quarter of 2014, the Company entered into multiple agreements with various vendors to construct an expo and event center at the Racetrack. The cost of this facility will total approximately $3,000,000 of which approximately $800,000 was incurred during the second quarter of 2014. The Company believes that unrestricted funds available in its cash accounts and funds generated from operations will be sufficient to satisfy these obligations.

Legislation:

          Legislation signed by Minnesota’s Governor on April 15, 2014 increased the minimum wage that must be paid by the Company from $7.25 to $8.00 effective August 1, 2014, with further increases scheduled to $9.00 per hour on August 1, 2015 and to $9.50 per hour on August 1, 2016. In addition, starting January 1, 2018, the minimum wage will increase at the beginning of each year by the rate of inflation up to a maximum increase of up to 2.5% per year. The legislation includes a 90-day training wage of $7.75 for 18- and 19-year-olds and, under certain conditions, for 16- and 17- year olds. Because the Company employs a large number of individuals at an hourly wage equal to or slightly above $7.25 per hour, this legislation will have an adverse effect. While we may be able to mitigate the impact of this increase by raising our prices or reducing our employee count, these measures could themselves have an adverse effect because higher prices and diminished service levels may discourage visits to the Racetrack. Also, to the extent we are not able to implement such price increases and cost cutting measures, the increase in the minimum wage will adversely affect our net income.

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

          The purse enhancement and marketing payments the SMSC has agreed to make in 2015 through 2022 are as follows:

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

          The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the six months ended June 30, 2014, the Company recorded $399,109 in other revenue and incurred $293,545 in advertising and marketing expense and $105,564 in depreciation related to the SMSC marketing payment. For the six months ended June 30, 2013, the Company recorded $164,572 in other revenue and incurred $164,572 in advertising and marketing expense related to the SMSC marketing payment. The excess of amounts received over revenues is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheets.

          Under the CMA, the Company agreed it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

          As part of the CMA and pursuant to a related SAR Agreement dated June 14, 2012, the Company issued stock appreciation rights to the SMSC. The SAR Agreement granted rights to the SMSC to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties. Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30. Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in January 2013. As of June 30, 2014, 49,500 rights had vested. The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over the grant price. The SAR Agreement and all rights granted expire on December 31, 2022. The liability related to these stock appreciation rights is recorded as a long-term liability and the Company recognizes the income or expense related to the fluctuation in the value of the stock appreciation rights against the revenues recorded relating to the marketing payment due to the nature of the CMA. Any excess expenses will be recognized as a component of other operating expenses. For the six months ended June 30, 2014, the Company recognized $34,390 of expense related to these stock appreciation rights, of which $34,390 was recorded as an offset to other revenue. For the six months ended June 30, 2013, the Company recognized $108,254 of expense related to these stock appreciation rights, of which $108,254 was recorded as an offset to other revenue. In the future, changes in the fair value of these stock appreciation rights will increase or decrease the stock appreciation rights liability, and the Company will recognize an additional offset to other revenue and/or other operating expenses related to these changes.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a- 15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors reported under Item 1A in the Form 10-K for the year ended December 31, 2013, and the risk factors presented therein are incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not Applicable.
(b) Not Applicable.
(c)

On December 17, 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 12b-18 in open market transactions or block purchases of privately negotiated transactions (the “2008 Stock Repurchase Plan”). From its adoption until August 13, 2012, the Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and, on such date, authorized the repurchase of an additional 100,000 shares of the Company’s common stock. The Company did not repurchase any shares during the second quarter of 2014. The maximum number of shares that may yet be purchased under the above authorizations is 128,781 as of June 30, 2014.

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

Canterbury Park Holding Corporation

Date: August 14, 2014	/s/ Randall D. Sampson
Randall D. Sampson
President and Chief Executive Officer

Date: August 14, 2014	/s/ David C. Hansen
David C. Hansen
Vice President and Chief Financial Officer