Form 10-Q
period 2014-09-30
CANTERBURY PARK HOLDING CORP
filed 2014-11-14
CIK 926761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number: 001-31569

CANTERBURY PARK HOLDING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1775532
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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
YES                    ☐                     NO                    ☒

The Company had 4,201,371 shares of common stock, $.01 par value, outstanding as of November 11, 2014.

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014 (Unaudited)	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,654,083	$8,739,209
Restricted cash	1,568,778	1,139,003
Short-term investments	204,525	203,902
Accounts receivable, net of allowance of $40,268 for both periods	1,133,403	338,971
Inventory	261,960	244,281
Prepaid expenses	365,712	624,553
Deferred income taxes	275,300	333,300
Income taxes receivable	—	330,672
Due from Minnesota horsemen associations	110,014	2,355
Total current assets	13,573,775	11,956,246

LONG-TERM ASSETS
Deposits	26,400	26,400
Land, buildings and equipment, net of accumulated depreciation of $23,476,619, and $22,314,286, respectively	26,992,027	25,129,986
	$40,592,202	$37,112,632

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,174,775	$3,502,871
Card Casino accruals	1,912,302	1,546,123
Accrued wages and payroll taxes	1,280,197	946,111
Accrued property taxes	813,108	650,797
Income taxes payable	234,445	—
Payable to horsepersons	142,782	8,201
Total current liabilities	8,557,609	6,654,103

LONG-TERM LIABILITIES
Deferred income taxes	1,484,400	1,726,100
Stock appreciation rights	547,287	467,380
Total long-term liabilities	2,031,687	2,193,480

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,198,840 and 4,177,951, respectively, shares issued and outstanding	41,988	41,779
Additional paid-in capital	17,536,016	17,270,615
Retained earnings	12,424,902	10,952,655
Total stockholders’ equity	30,002,906	28,265,049
	$40,592,202	$37,112,632

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
OPERATING REVENUES:
Pari-mutuel	$3,844,749	$4,058,977	$8,650,597	$9,327,663
Card Casino	6,645,197	6,061,877	19,997,434	18,941,554
Concessions	2,954,609	2,797,639	6,022,989	5,576,638
Other	1,707,660	1,459,766	3,726,150	3,056,812
Total Revenues	15,152,215	14,378,259	38,397,170	36,902,667
Less: Promotional allowances	(105,257)	(103,800)	(191,044)	(202,690)
Net Revenues	15,046,958	14,274,459	38,206,126	36,699,977

OPERATING EXPENSES:
Purse expense	2,238,549	2,369,657	5,124,414	5,210,118
Minnesota Breeders’ Fund	253,485	263,992	654,225	663,069
Other pari-mutuel expenses	328,224	365,675	1,223,832	1,210,025
Salaries and benefits	5,598,259	5,639,944	15,073,566	15,496,465
Cost of concession and other sales	1,393,160	1,380,994	2,954,875	2,935,807
Depreciation	537,405	467,490	1,572,660	1,360,770
Utilities	417,680	513,886	1,091,425	1,094,092
Advertising and marketing	709,767	599,357	1,529,839	1,467,162
(Gain) on disposal of assets	—	(22,000)	—	(23,752)
Other operating expenses	2,505,576	2,420,759	6,471,724	6,173,564
Total Operating Expenses	13,982,105	13,999,754	35,696,560	35,587,320

INCOME FROM OPERATIONS	1,064,853	274,705	2,509,566	1,112,657

OTHER INCOME:
Interest income	644	553	1,993	2,225
Net Other Income	644	553	1,993	2,225

INCOME BEFORE INCOME TAXES	1,065,497	275,258	2,511,559	1,114,882

INCOME TAX EXPENSE	(442,191)	(104,755)	(1,039,312)	(460,050)

NET INCOME	$623,306	$170,503	$1,472,247	$654,832

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,188,120	4,159,588	4,188,669	4,160,149

WEIGHTED AVERAGE NUMBER OF DILUTIVE SHARES OUTSTANDING	4,188,122	4,177,124	4,205,706	4,182,426
BASIC NET INCOME PER COMMON SHARE	$.15	$.04	$.35	$.16

DILUTED NET INCOME PER COMMON SHARE	$.15	$.04	$.35	$.16

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating Activities:
Net income	$1,472,247	$654,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,572,660	1,360,770
Stock-based compensation expense	189,602	211,201
(Decrease) increase in deferred income taxes	(183,700)	369,300
Tax (benefit) expense from exercise of stock-based awards	(7,895)	3,144
Gain on disposal of assets	—	(23,752)
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(429,775)	288,380
Increase in accounts receivable	(794,432)	(560,500)
Decrease (increase) in other current assets	241,162	(272,516)
Decrease (increase) in income taxes receivable	573,012	(367,250)
Increase in accounts payable and accrued wages and payroll taxes	1,233,813	788,705
Increase in Card Casino accruals	366,179	281,801
Increase in stock appreciation rights	79,907	235,678
Increase in accrued property taxes	162,311	162,605
Increase (decrease) in payable to horsepersons	134,581	(15,753)
Decrease in due to MHBPA	(107,659)	(1,377,996)
Net cash provided by operating activities	4,502,013	1,738,649

Investing Activities:
Additions to buildings and equipment	(3,662,523)	(3,711,528)
Proceeds from sale of assets	—	28,700
Purchase of investments	(623)	(585)
Net cash used in investing activities	(3,663,146)	(3,683,413)

Financing Activities
Common stock repurchases	—	(7,509)
Proceeds from issuance of common stock	68,112	70,196
Tax benefit (expense) from exercise of stock-based awards	7,895	(3,144)
Net cash provided by financing activities	76,007	59,543

Net increase (decrease) in cash and cash equivalents	914,874	(1,885,221)

Cash and cash equivalents at beginning of period	8,739,209	9,384,983

Cash and cash equivalents at end of period	$9,654,083	$7,499,762

Supplemental disclosure of non-cash investing and financing activities:
Additions to buildings and equipment funded through accounts payable	$361,406	$300,490
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$650,000	$458,000

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of Canterbury Park Holding Corporation as of September 30, 2014 and December 31, 2013, the results of its operations for the three and nine months ended September 30, 2014 and 2013, and the results of its cash flows for the nine months ended September 30, 2014 and 2013. The condensed consolidated balance sheet as of December 31, 2013 was derived from the audited financial statements. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Results for an interim period are not necessarily indicative of results for a full year.

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

Short-term Investments – Securities are classified as held to maturity when the Company has the positive intent and ability to hold them to maturity, and are measured at amortized cost. At September 30, 2014 and December 31, 2013, all investments were classified as held to maturity. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in earnings. Short-term investments consist of certificates of deposit at September 30, 2014 and December 31, 2013 and amortized cost approximated fair value at both dates.

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

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) – The Minnesota Pari-mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, approximately $2,300,000 and $4,375,000 for the three and nine-month periods ended September 30, 2014, respectively, compared to $3,150,000 and $6,075,000 for the comparable periods in 2013 related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company.

Impairment of Long-Lived Assets – Management of the Company periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows. Should the sum of the related expected future net cash flows be less than the carrying value, management will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. Management has determined that no impairment of these assets exists at September 30, 2014.

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

Interest and penalties associated with uncertain income tax positions are presented in income tax expense. For the nine months ended September 30, 2014 and 2013, the Company did not recognize any expense related to interest and penalties.

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

Stock-based compensation is calculated at fair value as of the date of grant, recorded over the requisite service periods, and included in the salaries and benefits expense line item on the consolidated statements of operations. Stock-based compensation expense amounted to $62,117 and $189,602 for the three and nine months ended September 30, 2014, respectively, compared to $70,638 and $211,201 for the three and nine months ended September 30, 2013, respectively.

Board of Directors Stock Option and Restricted Stock Grants

The Company’s Stock Plan authorizes annual grants of restricted stock or stock options, or both, as determined by the Board. Pursuant to the amended Stock Plan, on June 7, 2012, 2,364 shares of restricted stock were granted to each of the five non-employee members of the Board of Directors with a price per share equal to the market price on the date of grant of $12.69. The restricted stock vested after one year and was subject to restrictions on resale for an additional year. The compensation cost associated with the total grant of 11,820 shares for the nine months ended September 30, 2013 was $62,498. As of September 30, 2014, there was no unrecognized compensation cost related to this restricted stock grant.

Additionally, on January 4, 2013, 1,250 shares of restricted stock were granted to a newly named non-employee member of the Board of Directors with a price per share equal to the market price on the date of grant of $10.00. The restricted stock vested after one year and is subject to restrictions on resale for an additional year. The compensation cost associated with this restricted stock grant of 1,250 shares for the nine months ended September 30, 2013 was $9,375. As of September 30, 2014, there was no unrecognized compensation cost related to this restricted stock grant.

Also, on May 30, 2013, 2,840 shares of restricted stock were granted to each of the six non-employee members of the Board of Directors with a price per share equal to the market price on the date of grant of $10.56. The restricted stock vested after one year and is subject to restrictions on resale for an additional year. The compensation cost associated with the total grant of 17,040 shares for the nine months ended September 30, 2014 and 2013 was $74,976 and $59,981, respectively. As of September 30, 2014, there was no unrecognized compensation cost related to this restricted stock grant.

Finally, on June 5, 2014, 2,608 shares of restricted stock were granted to each of the five non-employee members of the Board of Directors with a price per share equal to the market price on the date of grant of $11.50. The restricted stock will vest 100% after one year and will be subject to restrictions on resale for an additional year. The compensation cost associated with the total grant of 13,040 shares for the nine months ended September 30, 2014 was $49,987. As of September 30, 2014, there was $99,973 of total unrecognized compensation cost related to this restricted stock grant which is expected to be recognized over 0.7 years.

The number of shares that may be issued pursuant to restricted stock granted and the weighted average fair value during the periods presented is summarized below:

	Nine Months Ended
	September 30, 2014		September 30, 2013
	Grant	Weighted Average Fair Value Per Share	Grant	Weighted Average Fair Value Per Share

Board restricted stock	13,040	$11.50	18,290	$10.52

Total shares	13,040		18,290

Employee Stock Option Grants

On February 25, 2010, 86,500 incentive stock options were granted to employees pursuant to the Company’s Stock Plan with an exercise price equal to the market price on the date of grant of $8.28. The options vested over a 42-month period and expire in ten years. The compensation cost associated with this grant of employee options was $282,355 and was recognized as expense over the 42-month vesting period. The compensation cost associated with these options included in salaries and benefits expense for the nine months ended September 30, 2013 was $47,059. As of September 30, 2014, there was no unrecognized compensation cost related to these stock options.

A summary of stock option activity as of September 30, 2014 and changes during the nine months then ended is presented below:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Grant Date Fair Value

Outstanding at January 1, 2014	271,752	$9.99

Granted	—	—
Exercised	(2,000)	6.57
Expired/Forfeited	(14,500)	16.78
Outstanding at September 30, 2014	255,252	$9.63	4.1 Years	$2,457,912

Exercisable at September 30, 2014	255,252	$9.63	4.1 Years	$2,457,912

A summary of stock option activity as of September 30, 2013 and changes during the nine months then ended is presented below:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Grant Date Fair Value

Outstanding at January 1, 2013	292,267	$10.13

Granted	—	—
Exercised	(3,265)	6.87
Expired/Forfeited	(15,000)	13.86
Outstanding at September 30, 2013	274,002	$9.97	4.9 Years	$2,731,257

Exercisable at September 30, 2013	274,002	$9.97	4.9 Years	$2,731,257

Employee Deferred Stock Award Grants

On December 13, 2012, 20,500 shares of deferred stock awards were granted to employees pursuant to the Company’s Stock Plan with a price per share equal to the market price on the date of grant of $9.84. The awards vest ratably over a four-year period. The compensation cost associated with this grant of employee awards of $172,200 is being recognized as expense over the four-year vesting period. The compensation cost related to these awards included in salaries and benefits expense for the nine months ended September 30, 2014 and 2013 was $32,288 for each period. As of September 30, 2014, there was $95,069 of total unrecognized compensation cost related to these deferred stock awards which is expected to be recognized over 2.2 years.

Additionally, on March 18, 2014, 23,500 shares of deferred stock awards were granted to employees pursuant to the Company’s Stock Plan with a price per share equal to the market price on the date of grant of $10.46. The awards vest ratably over a four-year period. The compensation cost associated with this grant of employee awards of $221,844 is being recognized as expense over the four-year vesting period. The compensation cost related to these awards included in salaries and benefits expense for the nine months ended September 30, 2014 was $32,352. As of September 30, 2014, there was $189,492 of total unrecognized compensation cost related to these deferred stock awards which is expected to be recognized over 3.4 years.

KSOP Plan

During the first quarter of 2013, the Company’s Board of Directors approved an action to combine the Company’s Employee Stock Ownership Plan (the “ESOP”) with the 401(k) Plan to create a KSOP Plan. This KSOP Plan authorizes the Company to issue Company stock to match contributions from its employees should it so choose. This combination became effective on July 15, 2013. No shares were issued as matching contributions to the KSOP during the first nine months of 2014 or calendar year 2013.

Employee Stock Purchase Plan

On April 3, 1995, the Board of Directors adopted an Employee Stock Purchase Plan (the “ESPP”). The ESPP currently gives employees the right to purchase Company stock at a 10% discount from fair market value at the end of each fiscal quarter. Employees purchased 2,236 and 2,003 shares during the third quarter of 2014 and 2013, respectively. As of September 30, 2014, a total of 265,800 shares have been issued since inception out of the 350,000 shares authorized.

Stock Appreciation Rights (“SARs”)

As part of the Cooperative Marketing Agreement discussed in Note 7, on June 14, 2012, the Company signed a Stock Appreciation Rights Agreement (the “SAR Agreement”) and issued SARs to non-employees. The SAR Agreement grants rights to the non-employees to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties. Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30. Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in January 2013. As of September 30, 2014, 49,500 rights had vested. The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over $14.30. SARs have no effect on dilutive shares or shares outstanding as any appreciation of the Company’s common stock value over $14.30 is paid in cash and not in common stock. The SAR Agreement and all rights granted expire on December 31, 2022.

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

The following weighted-average assumptions were used in calculating the fair value of SARs granted during the nine-month periods ended September 30, 2014 and 2013, using the Black-Scholes valuation model;

	2014	2013
Expected dividend yield	0.00%	0.00%
Expected weighted-average volatility	51.9%	48.7%
Risk-free interest rate	2.35%	2.49%
Expected term of SARs (in years)	8.25	9.25

There have been no exercises of SARs as of September 30, 2014. The total liability of the SARs at September 30, 2014 was $547,287.

Changes to the Company’s non-vested SARs during the nine months ended September 30, 2014 are as follows:

	SARs	Weighted Average Fair Value
Non-vested SARs at December 31, 2013	132,000	$5.41
Granted	—	—
Vested	(16,500)	6.02
Cancellations	—	—
Non-vested SARs at September 30, 2014	115,500	$5.22

Changes to the Company’s non-vested SARs during the nine months ended September 30, 2013 are as follows:

	SARs	Weighted Average Fair Value
Non-vested SARs at December 31, 2012	148,500	$5.24
Granted	—	—
Vested	(16,500)	5.03
Cancellations	—	—
Non-vested SARs at September 30, 2013	132,000	$5.03

3.	NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the three and nine-month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (numerator) amounts used for basic and diluted per share computations	$623,306	$170,503	$1,472,247	$654,832

Weighted average shares (denominator) of common stock outstanding:

Basic	4,188,120	4,159,588	4,188,669	4,160,149
Plus dilutive effect of stock options	2	17,536	17,037	22,277
Diluted	4,188,122	4,177,124	4,205,706	4,182,426

Net income per common share:
Basic	$.15	$.04	$.35	$.16
Diluted	.15	.04	.35	.16

Options to purchase 90,000 shares of common stock at an average price of $14.06 per share were outstanding but not included in the computation of diluted net income per share for both the three and nine-month periods ended September 30, 2014 because the options were out of the money at September 30, 2014.

Options to purchase 104,500 shares of common stock at an average price of $14.44 per share were outstanding but not included in the computation of diluted net income per share for both the three and nine-month periods ended September 30, 2013 because the options were out of the money at September 30, 2013.

4.	GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000 and expires on May 4, 2015. The Company had no borrowings under the credit line during the nine months ended September 30, 2014 or the year ended December 31, 2013. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements at all times throughout the nine months ended September 30, 2014.

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

The following tables provide information about the Company’s operating segments (in 000’s):

	Nine Months Ended September 30, 2014
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$12,178	$19,997	$6,031	$38,206

Intersegment revenues	562	—	992	1,554

Net interest income	2	—	—	2

Depreciation	1,179	317	77	1,573

Segment (loss) income before income taxes	(1,863)	4,956	986	4,079

At September 30, 2014
Segment Assets	$38,620	$1,323	$15,496	$55,439

	Nine Months Ended September 30, 2013
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$12,166	$18,942	$5,592	$36,700

Intersegment revenues	585	—	1,143	1,728

Net interest income	2	—	—	2

Depreciation	860	405	96	1,361

Segment (loss) income before income taxes	(1,757)	3,517	622	2,382

At December 31, 2013
Segment Assets	$34,870	$1,640	$13,845	$50,355

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Nine Months Ended September 30,
	2014	2013
Revenues
Total net revenues for reportable segments	$39,760	$38,428
Elimination of intersegment revenues	(1,554)	(1,728)
Total consolidated net revenues	$38,206	$36,700

Income before income taxes
Total segment income before income taxes	$4,079	$2,382
Elimination of intersegment income before income taxes	(1,567)	(1,267)
Total consolidated income before income taxes	$2,512	$1,115

	September 30, 2014	December 31, 2013
Assets
Total assets for reportable segments	$55,439	$50,355
Elimination of intercompany receivables	(14,847)	(13,242)
Total consolidated assets	$40,592	$37,113

6.	COMMITMENTS AND CONTINGENCIES

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

Additionally, the Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community which became effective on June 4, 2012. The CMA contains certain covenants which, if breached, would trigger an obligation to repay a specified amount related to such covenant. At this time, management believes that the likelihood that the breach of a covenant will occur and that the Company will be required to pay the specified amount related to such covenant is remote.

In March 2014, the Company entered into a seven-year agreement with a new totalizator provider. Pursuant to the agreement, the vendor provides totalizator equipment and related software which records and processes all wagers and calculates odds and payoffs. Under the new agreement, $221,345 will be charged to operations in the first full year.

During the second quarter of 2014, the Company entered into multiple agreements with various vendors to construct an expo and event center at the Racetrack. The cost of this facility will total approximately $3,000,000 of which approximately $2,400,000 was incurred through September 30, 2014. The Company believes that unrestricted funds available in its cash accounts and funds generated from operations will be sufficient to satisfy these obligations.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at September 30, 2014 and as of the date of this report will not have a material impact on the Company’s consolidated financial results of operations.

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

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the nine months ended September 30, 2014, the Company recorded $711,142 in other revenue and incurred $551,515 in advertising and marketing expense and $159,627 in depreciation related to the SMSC marketing payment. For the nine months ended September 30, 2013, the Company recorded $397,344 in other revenue and incurred $397,344 in advertising and marketing expense related to the SMSC marketing payment. The excess of amounts received over revenues earned is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheets.

Under the CMA, the Company agreed it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

As part of the CMA and pursuant to a related SAR Agreement dated June 14, 2012, the Company issued stock appreciation rights to the SMSC. The SAR Agreement grants rights to the SMSC to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties. Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30. Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in January 2013. As of September 30, 2014, 49,500 rights had vested. The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over $14.30. The SAR Agreement and all rights granted expire on December 31, 2022. The liability related to these stock appreciation rights is recorded as a long-term liability and the Company recognizes the income or expense related to the fluctuation in the value of the stock appreciation rights against the revenues recorded relating to the marketing payment due to the nature of the CMA. Any excess expenses will be recognized as a component of other operating expenses. For the nine months ended September 30, 2014, the Company recognized $79,907 of expense related to these stock appreciation rights, of which $79,907 was recorded as an offset to other revenue. For the nine months ended September 30, 2013, the Company recognized $235,678 of expense related to these stock appreciation rights, of which $235,678 was recorded as an offset to other revenue. In the future, changes in the fair value of these stock appreciation rights will increase or decrease the stock appreciation rights liability, and the Company will recognize an additional offset to other revenue and/or other operating expenses related to these changes.

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

          The Company’s pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack each year from May through mid-September (“live race meet”) and year-round wagering on races held at out-of-state racetracks throughout the country that are televised simultaneously at the Racetrack (“simulcasting”). During the live race meet, the Company televises its races to out-of-state racetracks around the country, and earns additional pari-mutuel revenue on wagers placed on its races at the out-of-state racetracks.

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

          The Company also derives revenues from related services and activities, primarily concessions, but also admissions, advertising signage, publication sales, and from other entertainment events and activities held at the Racetrack.

Operations Review for the Three and Nine Months Ended September 30, 2014 and 2013:

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

          The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA (defined above), which is a non-GAAP measure, for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Net income	$1,472,247	$654,832
Interest income	(1,993)	(2,225)
Income tax expense	1,039,312	460,050
Depreciation	1,572,660	1,360,770
EBITDA	$4,082,226	$2,473,427

          EBITDA increased $1,608,799, or 65.0%, and also increased as a percentage of net revenues to 10.7% from 6.7% for the nine months ended September 30, 2014 as compared to the same period in 2013. The significant increase is primarily due to the increased net income as well as increases in income tax expense and depreciation.

Revenues

          Total net revenues increased $1,506,149, or 4.1%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 and increased $772,499, or 5.4%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The nine-month improvement is primarily attributable to increases in Card Casino and Concession revenue of 5.6% and 8.0%, respectively, offset by a decrease in Pari-mutuel revenue of 7.3%. The three-month increase is primarily attributable to increases in Card Casino and Concession revenue of 9.6% and 5.6%, respectively, offset by a decrease in Pari-mutuel revenue of 5.3%. See below for a further discussion of revenue.

Summary of Pari-mutuel Data:

	Nine Months Ended September 30,
	2014	2013
Racing Days
Simulcast racing days	205	204
Live and Simulcast racing days	68	69
Total Number of Racing Days	273	273

On-Track Handle
Simulcast racing handle on simulcast only days	$15,369,000	$16,041,000
Live and Simulcast days:
Live racing handle	12,299,000	13,299,000
Simulcast racing handle	9,269,000	9,758,000
Total On-Track Handle	36,937,000	39,098,000

Out-of-State Live Handle	24,643,000	24,412,000

Total Handle	$61,580,000	$63,510,000

On-Track Average Daily Handle
Simulcast only racing days	$74,971	$78,632
Live and simulcast racing days	$317,176	$334,159

          Pari-mutuel revenue decreased $677,066, or 7.3%, in the nine-month period ended September 30, 2014 compared to the same period in 2013, and decreased $214,228, or 5.3%, for the three-month period ended September 30, 2014 compared to the same period in 2013. Total handle for the first nine months of 2014 was down $1,930,000, or 3.0%, compared to the same period last year. The decrease in our pari-mutuel revenue in the 2014 nine-month period compared to the same period in 2013 is primarily attributable to an unfavorable comparison to a change in accounting estimate that was made in the second quarter of 2013 regarding the Company’s unredeemed pari-mutuel tickets. For the nine months ended September 30, 2013, the change in accounting estimate decreased our liability for outstanding pari-mutuel vouchers and increased Pari-mutuel revenue in our Condensed Consolidated Statements of Operations for the period by approximately $412,000 (pre-tax difference), increasing Income from Operations by this amount as well. The decrease in our pari-mutuel revenue in the 2014 three-month period compared to the same period in 2013 is due to a 10% decrease in on-track live racing revenues and a 10% decline in simulcast revenues, partially offset by an increase in revenue from out-of-state wagering on Canterbury Park live races of 21%. The Company believes the decline in revenue from pari-mutuel wagering at the track was the result of the growing impact of Internet wagering, the resumption of thoroughbred and Quarter Horse simulcasting at Running Aces Harness Park, one less day of live racing and a general industry-wide decline in horse racing handle during the period.

Summary of Card Casino Revenue:

	Nine Months Ended September 30,
	2014	2013
Poker Games	$7,262,000	$7,320,000
Table Games	10,913,000	9,523,000
Total Collection Revenue	18,175,000	16,843,000

Other Revenue	1,822,000	2,099,000
Total Card Casino Revenue	$19,997,000	$18,942,000

Number of Days Offered	273	273
Average Revenue per Day	$73,249	$69,385

          The primary source of Card Casino revenue is a percentage of the wagers received from the players as compensation for hosting card games and providing related services in our Card Casino facility, which is referred to as “collection revenue.” Other Revenue presented above includes fees collected for the administration of tournaments and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds. Total Card Casino revenue represented 52.3% and 44.2% of consolidated net revenues for the nine-month and three-month periods ended September 30, 2014, respectively. The third quarter percentage is usually lower in every calendar year due to substantially increased revenue from live racing.

          Total Card Casino revenue increased $1,055,000, or 5.6%, for the first nine months of 2014 and also increased $583,000, or 9.6%, for the third quarter of 2014 compared to the same periods in 2013. Poker collection revenue during the first nine months of 2014 decreased $58,000, or 0.8%, and decreased $29,000, or 1.2% for the third quarter of 2014 compared to the same periods in 2013. Table games collection revenue increased $1,390,000, or 14.6%, compared to the first nine months of 2013 and $721,000, or 23.9%, for the quarter ended September 30, 2014 compared to the same period in 2013. The Company believes these increases in table games collection revenue were due to the increased effectiveness of our direct marketing programs resulting from our new customer relationship management system, which was installed in late 2013, and the optimization of our table games mix.

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

Summary of Concessions Revenue:

          Concessions revenue increased $446,351, or 8.0% for the nine months ended September 30, 2014 when compared to the same period in 2013. Concessions revenue increased $156,970, or 5.6%, for the quarter ended September 30, 2014 compared to the same quarter in 2013. The increases are primarily a result of price increases in food and beverage items implemented in the second quarter of 2014. Also, the Company experienced higher special event attendance in 2014 which generated more concession sales.

Operating Expenses:

          Total operating expenses increased $109,240, or 0.3%, and decreased $17,649, or 0.1%, for the nine months and three months ended September 30, 2014, respectively, compared to the same periods in the prior year, as discussed in further detail below.

          Total expense for statutory purses and the Minnesota Breeders’ Fund decreased $94,548, or 1.6%, and $141,615, or 5.4%, for the nine-month and three-month periods ended September 30, 2014, respectively, compared to the same periods in 2013. As both purse and Breeders’ Fund expenses are determined by wagering levels on our Card Casino and live and simulcast racing, the decreases in both purse and Breeders Fund expenses for the three and nine-month periods ended September 30, 2014 compared to the same periods in 2013 were due to the decrease in pari-mutuel revenues..

          Salaries and benefits decreased $422,899, or 2.7%, for the nine months ended September 30, 2014 and $41,685, or 0.7%, for the three months ended September 30, 2014 compared to the same periods in the prior year. The decreases are primarily due to a reduction in hours worked and reduction in associated payroll taxes.

          Utilities decreased $2,667, or 0.2%, for the nine months ended September 30, 2014 and $96,207, or 18.7%, for the three months ended September 30, 2014 compared to the same periods in the prior year. The decreases are primarily attributable to less utility expense related to air conditioning due to the cooler summer months in 2014 and an electric refund received in September 2014.

          Advertising and marketing costs increased $62,677, or 4.3%, for the nine months ended September 30, 2014 and $110,410, or 18.4%, for the three months ended September 30, 2014 compared to the same periods in the prior year. These increases are primarily as a result of increased expenditures funded by the SMSC joint marketing fund, including the launch of the RiverSouth campaign, an area wide marketing initiative designed to increase visitors to Shakopee’s entertainment, hospitality and retail businesses.

          Other operating expenses increased $298,160, or 4.8%, for the nine months ended September 30, 2014 and $84,817, or 3.5%, for the three months ended September 30, 2014 compared to the same periods in the prior year. The increases are primarily due to increased professional fees related to compliance and special events initiatives.

          Income before income taxes was $2,511,559 for the nine months ended September 30, 2014 compared to $1,114,882 for the nine months ended September 30, 2013. After income tax expense of $1,039,312 for the nine months ended September 30, 2014, the Company reported net income of $1,472,247 in 2014 compared to net income of $654,832 in 2013. For the quarter ended September 30, 2014, our income before income taxes was $1,065,497 compared to $275,258 for the quarter ended September 30, 2013. After income tax expense of $442,191, net income in the third quarter of 2014 was $623,306 compared to net income of $170,503 for the third quarter of 2013.

Contingencies:

          As further discussed below under “Cooperative Marketing Agreement”, the Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”) which became effective on June 4, 2012. The CMA contains certain covenants which, if breached, would trigger an obligation to repay a specified amount related to such covenant. At this time, management believes that the likelihood that the breach of a covenant will occur and that the Company will be required to pay the specified amount related to such covenant is remote.

Liquidity and Capital Resources:

          Cash provided by operating activities for the nine months ended September 30, 2014 was $4,502,013 primarily as a result of the following: The Company reported net income of $1,472,247 and depreciation of $1,572,660. The Company also experienced an increase in accounts payable and accrued wages and payroll taxes of $1,233,813 and a decrease in income taxes receivable of $573,012. These items were somewhat offset by a seasonal increase in accounts receivable of $794,432 and an increase in restricted cash of $429,775.

          Cash provided by operating activities for the nine months ended September 30, 2013 was $1,738,649 and was due to several factors. First, the Company reported net income of $654,832 and recorded depreciation of $1,360,770. The Company also experienced an increase in accounts payable and accrued wages and payroll taxes of $788,705. These items were somewhat offset by a seasonal increase in accounts receivable of $560,500 and a decrease in due to MHBPA of $1,377,966 resulting primarily from the payment of purses during the third quarter.

          Net cash used in investing activities for the first nine months of 2014 of $3,663,146 was used primarily for the construction of a new expo and event center (discussed under “Commitments and Contractual Obligations” below) and a variety of equipment purchases. During the first nine months of 2013, net cash used in investing activities was $3,683,413 and was used primarily for the purchase of technology upgrades and enhancements, including digital signage and customer relationship management equipment, and building improvements.

          Net cash provided by financing activities during the first nine months of 2014 was $76,007 and consisted of $68,112 of proceeds received upon the issuance of common stock through the Employee Stock Purchase Plan and from the exercise of stock options and $7,895 of tax benefit from the exercise of stock-based awards. During the first nine months of 2013, net cash provided by financing activities was $59,543 and consisted of $70,196 of proceeds received upon the issuance of common stock through the Employee Stock Purchase Plan and from the exercise of stock options, slightly offset by common stock repurchases of $7,509 and tax expense from the exercise of stock-based awards of $3,144.

          As of September 30, 2014, we had $3,000,000 of capacity under a commercial revolving credit line under a general credit and security agreement with Bremer Bank providing for interest at the prime rate but not less than 4.5% per annum, which expires on May 4, 2015. We had no borrowings under the credit line during the nine months ended September 30, 2014 or the year ended December 31, 2013. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements at all times throughout the nine months ended September 30, 2014.

          The Company’s cash and cash equivalents balance at September 30, 2014 was $9,654,083 compared to $8,739,209 at December 31, 2013. The Company believes that unrestricted funds available in its cash accounts, amounts available under its revolving line of credit, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements for regular operations during 2014.

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

          Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 66.5% of our total assets at September 30, 2014. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows. If the sum of the related expected future net cash flows is less than the carrying value, we will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. To date, we have determined that no impairment of these assets exists.

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

Commitments and Contractual Obligations:

          On June 4, 2012, the Company entered into the CMA with the SMSC that expires December 31, 2022. See “Cooperative Marketing Agreement” below.

          In March 2014, the Company entered into a seven-year agreement with a new totalizator provider. Pursuant to the agreement, the vendor provides totalizator equipment and related software which records and processes all wagers and calculates odds and payoffs. Under the new agreement, $221,345 will be charged to operations in the first full year.

          During the second quarter of 2014, the Company entered into multiple agreements with various vendors to construct an expo and event center at the Racetrack. The cost of this facility will total approximately $3,000,000 of which approximately $2,400,000 was incurred through September 30, 2014. The Company believes that unrestricted funds available in its cash accounts and funds generated from operations will be sufficient to satisfy these obligations.

Legislation:

          Legislation signed by Minnesota’s Governor on April 15, 2014 increased the minimum wage that must be paid by the Company from $7.25 to $8.00 effective August 1, 2014, with further increases scheduled to $9.00 per hour on August 1, 2015 and to $9.50 per hour on August 1, 2016. In addition, starting January 1, 2018, the minimum wage will increase at the beginning of each year by the rate of inflation up to a maximum increase of up to 2.5% per year. The legislation includes a 90-day training wage of $7.75 for 18- and 19-year-olds and, under certain conditions, for 16- and 17- year olds. Because the Company employs a large number of individuals at an hourly wage equal to or slightly above $7.25 per hour, this legislation will have an adverse effect. While we may be able to mitigate the impact of this increase by raising our prices or reducing our employee count, these measures could themselves have an adverse effect because higher prices and diminished service levels may discourage visits to the Racetrack. However, to the extent we are not able to implement such price increases and cost cutting measures, the increase in the minimum wage will adversely affect our net income.

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

          The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the nine months ended September 30, 2014, the Company recorded $711,142 in other revenue and incurred $551,515 in advertising and marketing expense and $159,627 in depreciation related to the SMSC marketing payment. For the nine months ended September 30, 2013, the Company recorded $397,344 in other revenue and incurred $397,344 in advertising and marketing expense related to the SMSC marketing payment. The excess of amounts received over revenues earned is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheets.

          Under the CMA, the Company agreed it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

          As part of the CMA and pursuant to a related SAR Agreement dated June 14, 2012, the Company issued stock appreciation rights to the SMSC. The SAR Agreement grants rights to the SMSC to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties. Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30. Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in January 2013. As of September 30, 2014, 49,500 rights had vested. The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over $14.30. The SAR Agreement and all rights granted expire on December 31, 2022. The liability related to these stock appreciation rights is recorded as a long-term liability and the Company recognizes the income or expense related to the fluctuation in the value of the stock appreciation rights against the revenues recorded relating to the marketing payment due to the nature of the CMA. Any excess expenses will be recognized as a component of other operating expenses. For the nine months ended September 30, 2014, the Company recognized $79,907 of expense related to these stock appreciation rights, of which $79,907 was recorded as an offset to other revenue. For the nine months ended September 30, 2013, the Company recognized $235,678 of expense related to these stock appreciation rights, of which $235,678 was recorded as an offset to other revenue. In the future, changes in the fair value of these stock appreciation rights will increase or decrease the stock appreciation rights liability, and the Company will recognize an additional offset to other revenue and/or other operating expenses related to these changes.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a- 15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors reported under Item 1A in the Form 10-K for the year ended December 31, 2013, and the risk factors presented therein are incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not Applicable.
(b) Not Applicable.
(c)

On December 17, 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 12b-18 in open market transactions or block purchases of privately negotiated transactions (the “2008 Stock Repurchase Plan”). From its adoption until August 13, 2012, the Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and, on such date, authorized the repurchase of an additional 100,000 shares of the Company’s common stock. The Company did not repurchase any shares during the third quarter of 2014. The maximum number of shares that may yet be purchased under the above authorizations is 128,781 as of September 30, 2014.

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

Canterbury Park Holding Corporation

Date: November 14, 2014	/s/ Randall D. Sampson
Randall D. Sampson
President and Chief Executive Officer

Date: November 14, 2014	/s/ David C. Hansen
David C. Hansen
Vice President and Chief Financial Officer