Form 10-K
period 2014-12-31
CANTERBURY PARK HOLDING CORP
filed 2015-03-30
CIK 926761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates based on the price at which the Company’s common stock was last sold on the NASDAQ Global Market, on June 30, 2014, the end of the registrant’s most recently completed second fiscal quarter was $24,073,872.

On March 15, 2015, the Company had 4,213,877 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders, to be held on June 4, 2015 and which will be filed on or before April 22, 2015, are incorporated by reference into Part III of this Form 10-K.

CANTERBURY PARK HOLDING CORPORATION
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2014

Item 1.	BUSINESS

(a) General Development of the Business

Canterbury Park Holding Corporation (the “Company,” “we,” “our,” or “us”) conducts pari-mutuel wagering operations and hosts “unbanked” card games at its Canterbury Park Racetrack and Card Casino facility (the “Racetrack”) in Shakopee, Minnesota.  The Company’s pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack and year-round wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”).  Unbanked card games, in which patrons compete against each other, are hosted in the Card Casino at the Racetrack.  The Company also derives revenues from related services and activities, such as concessions, parking, advertising signage, publication sales, special events, and from other entertainment events and activities held at the Racetrack.  The ownership and operation of the Racetrack and the Card Casino are significantly regulated by the Minnesota Racing Commission (“MRC”).

The Company was incorporated under the laws of Minnesota on March 24, 1994, acquired the Racetrack on March 29, 1994, commenced seven day a week simulcast operations on May 6, 1994, and, beginning in May 1995, launched live horse racing and related pari-mutuel wagering on a seasonal basis, generally from early May to early September.  The Card Casino opened on April 19, 2000, the Company is able to host card games up to 80 tables and currently host live play on approximately 65 tables on a daily basis.

In June 2012, the Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”) pursuant to which, over a 10.5 year term, the SMSC will provide supplements to purses for live races at the Racetrack, as well as payments to the Company for joint marketing efforts with the SMSC.  See “Cooperative Marketing Agreement” at (c)(viii) below for additional information.

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

Live Racing

For the years ended December 31, 2014 and 2013 the Racetrack hosted 68 days and 69 days, respectively, of live racing beginning in mid-May and concluding in September.  Currently, Minnesota law requires the Company to schedule a minimum of 125 days of live racing annually, unless the Minnesota Horsemen’s Benevolent and Protective Association (the “MHBPA”) agrees to a lesser number of live racing days.  Since 1995, the MHBPA has agreed to waive the 125-day requirement and has allowed the Company to run a live meet of at least 50 days each year.  Pursuant to the CMA, the MHBPA entered into a Horse Association Agreement in which it agreed to waive the 125-day requirement provided that at least 65 days of live racing are scheduled in each of the ten calendar years beginning in 2013.  If, for any reason, the MHBPA ceases to be bound by its obligations under the Horse Association Agreement, and the Company and the MHBPA are unable to agree on a live meet shorter than 125 days, the Company’s operations could be adversely impacted by a decrease in the daily purses, potential reduction in the quality of horses, lower attendance, lower overall total amount wagered (“handle”), and substantially greater operating expenses.

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

The Company offers simulcast racing from up to 20 racetracks per day, seven days a week, 363 days per year, including Churchill Downs, Santa Anita, Gulfstream Park, Belmont Park, and Saratoga Racecourse.  In addition, races of national interest, such as the Kentucky Derby, the Preakness Stakes, the Belmont Stakes, and the Breeders’ Cup supplement the regular simulcast program.  The Company regularly evaluates its agreements with other racetracks in order to offer the most popular simulcast signals of live horse racing that are feasible.

Under applicable provisions of federal and state law, in order to conduct simulcast operations either as a host or guest track, the Company must obtain the consent of the state’s regulatory authority and the organization which represents a majority of the owners and trainers of the horses who race at the Racetrack.  In Minnesota, such consent must be obtained from the MRC and the MHBPA.  As these consents are obtained annually, no assurance can be given that the MRC and the MHBPA will allow the Company to conduct simulcast operations either as a host or guest track after 2014.  If the MRC or the MHBPA do not consent, the Company’s operations could be adversely impacted by a decrease in pari-mutuel revenue, potential reduction in the quality of horses, lower attendance, lower overall handle, and substantially greater operating expenses.

(ii)          Card Casino Operations

The Card Casino is open 24 hours per day, seven days per week, and offers two forms of unbanked card games: poker and table games.

Poker games, including Texas Hold ‘Em, Stud, and Omaha, with betting limits per hand ranging between $2 and $100, are currently offered in the poker room.  A dealer, employed by the Company, regulates the play of the game at each table and deals the cards but does not participate in play.  In poker games, the Company is allowed to deduct a percentage from the accumulated wagers and impose other charges for hosting the activity but does not have an interest in the outcome of a game.  The Company may add additional prizes, awards or money to any game for promotional purposes.  The Company collects a “rake” of 5-10%, depending on the limit of the game, of each addition to the “pot” up to a maximum of $5 per hand as its collection revenue.  In addition, poker games offer progressive jackpots for most games.  In order to fund the jackpot pool, the dealer withholds $1 from each final pot in excess of the $15 minimum.

The Card Casino currently offers the following table games: Blackjack, Mississippi Stud, Fortune Pai Gow, Three Card Poker, Crazy 4 Poker, Ultimate Texas Hold ‘Em, EZ Baccarat, and Free Bet Blackjack.  The Company has the option to offer banked games under laws governing Card Casino operations but currently only offer “unbanked” games.  “Unbanked” refers to a wagering system or game where wagers lost or won in card games are accumulated into a player pool liability for purposes of enhancing the total amount paid back to winning players.  The Company can only serve as custodian of the player pool, may not have an active interest in any card game and does not recognize amounts that dealers “win” or “lose” during the course of play as revenue.  The primary source of Card Casino revenue is a percentage of the wagers received from the players, aggregated up to 18% per day as defined by MRC regulations, as compensation for providing the Card Casino facility and services, referred to as “collection revenue.”  In addition, several table games offer a progressive jackpot.  The player has the option of playing the jackpot and has the opportunity to win some or the entire jackpot amount, depending upon their hand.

(iii)         Special Events

The Company is the fourth largest event space in the Twin Cities with more than 100,000 square feet of available space. The Company’s facilities provide a variety of purposes for year-round events and other activities.  The Company’s event space has been used for craft shows, trade shows, pool and poker tournaments, automobile and other utility vehicle shows, major art shows, and fundraisers.  The Company’s outdoor spaces have been used for concerts, snowmobile races and other competitions. In addition to event space the Company rents space for boat storage during the winter months.

 (iv)         Sources of Revenue

General

The Company’s revenues are principally derived from three activities: Card Casino operations, wagering on live and simulcast horse races, and concession sales.  For the year ended December 31, 2014, revenues from Card Casino operations represented 55.6% of total revenues, wagering on horse races generated 21.1% of total revenues, and concessions revenue represented 14.3% of total revenues.

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

The various forms of pari-mutuel wagering can be divided into two categories: straight wagering pools and multiple wagering pools, which are also referred to as “exotic” wagering pools.  Examples of straight wagers include: “win,” “place,” and “show.”  Examples of exotic wagers include: “daily double,” “exacta,” ”trifecta,” and “pick four.”

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

The following table indicates  the percentage distribution of each dollar wagered on live races at the Racetrack, as established by the Racing Act, and the Racetrack’s retainage for the years ended December 31, 2014 and 2013

	Live Racing
	Straight		Exotic

Returned to Winning Patrons		83.00%		77.00%
Purse (1)	8.40		8.40
Minnesota Breeders’ Fund	1.00		1.00
Minnesota Pari-Mutuel Taxes (2)	—		—
Racetrack Retainage (1)	7.60		13.60
Total Takeout		17.00		23.00

Total Handle		100.00%		100.00%

(1)
Minnesota law provides that the 8.40% purse payment is a minimum.  The actual percentage, if any, above the minimum is determined between the Racetrack and the MHBPA.  Any additional amounts paid for purses decrease the Racetrack’s retainage.

(2)
The current pari-mutuel tax structure exempts the first $12 million of takeout during a statutorily mandated twelve-month period.  The total pari-mutuel tax liability for a twelve-month period will depend upon the total takeout during that period.  There was no pari-mutuel tax liability in 2014 or 2013 and therefore, it is not factored into the above table.

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

The following table sets forth the approximate percentage distribution of each dollar wagered on races simulcast at the Racetrack and the Racetrack’s retainage for the years ended December 31, 2014 and 2013

	During Racing Season
	Concurrent with		Not Concurrent with		Outside of Racing
	Live Card		Live Card		Season

Returned to Winning Patrons (1)		80.50%		80.50%		80.50%
Minnesota Breeders’ Fund	1.00		1.00		1.10
Minnesota Pari-Mutuel Taxes (2)	—		—		—
Purse (3)	8.40		7.35		4.15
Host Track Fees (4)	3.80		3.80		3.80
Racetrack Retainage (3)	6.30		7.35		10.45
Total Takeout		19.50		19.50		19.50

Total Handle		100.00%		100.00%		100.00%

(1)	This amount will depend upon the takeout at the host racetrack. This percentage is determined by local and state law applicable to the host track and ranges from 75.0% to 85.0%.
(2)
The current pari-mutuel tax structure exempts the first $12 million of takeout during a statutorily mandated twelve-month period.  The total pari-mutuel tax liability for a twelve-month period will depend upon the total takeout during that period.  There was no pari-mutuel tax liability in 2014 2013 and therefore, it is not factored into the above table.

(3)	Although Minnesota law specifies purse percentages, the actual percentage is determined by an agreement between the Racetrack and the MHBPA.
(4)	Payments to the host track generally range from 3.0% to 7.25% of total handle, subject to negotiation with each host track. For purposes of this table, the host track fee is assumed to be 3.8%.

Concessions Revenue

The Company earns revenue from food and beverage sales in its restaurant, group catering areas and numerous concession stands located throughout the facility.  Food and beverage sales are offered in the card room, during live and simulcast racing, and during special events.

Other Revenue

The Company generates cash revenues from the receipt of reserved seating charges, preferred and valet parking and the sales of various daily pari-mutuel publications.  Additional revenues are derived from special events and other space rentals. The Company also generates revenue from providing advertising signage space.

(v)          Competition

The Company faces direct competition from North Metro Harness Initiative, LLC (“NMHI”) that operates Running Aces Harness Park in Columbus Township, Anoka County, Minnesota, a racetrack and card room is located approximately 50 miles from Canterbury Park.  NHMI offers pari-mutuel wagering on live races of standardbred (“harness”) horses on a seasonal basis and year around wagering on simulcasting of all breeds of horse races.  In addition to pari-mutuel wagering, NHMI operates a card room directly competes with the Company’s Card Casino.   Due to its proximity and similar wagering and gaming offerings, NHMI’s direct and substantial competition could have a material adverse impact on the Company’s business, financial conditional and results of operations

The Company operates in a highly competitive wagering and gaming industry with a large number of participants. The Company competes with competitive casino activities that include tribal casinos, state-sponsored lotteries and other forms of legalized gaming in the U.S. and other jurisdictions.  A number of tribal casinos in the State of Minnesota offer video slot machines, table games and unbanked card games. Including Minnesota’s largest casino, Mystic Lake which is located approximately four miles from the Racetrack.

Additionally, Internet-based interactive gaming and wagering is growing rapidly and adversely affects all forms of wagering offered by the Company. The Company anticipates competition in this area will become more intense as new Internet-based ventures enter the industry and as state and federal regulations on Internet-based activities are clarified.

The Company faces indirect competition from a variety of sources for discretionary consumer spending including spectator sports and other entertainment and gaming options. In the Minneapolis-Saint Paul metropolitan area, competition includes a wide range of live and televised professional and collegiate sporting events.  In addition, live horse racing competes with a wide variety of summer attractions, including amusements parks, sporting events, and other local activities.

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

General

The ownership and operation of the Racetrack in Minnesota is subject to significant regulation by the MRC under the Racing Act and the rules adopted by the MRC.  The Racing Act governs the allocation of each wagering pool to winning bettors, the Racetrack, purses, pari-mutuel taxes, and the MBF, and empowers the MRC to license and regulate substantially all aspects of horse racing in the State.  The MRC, among other things, grants operating licenses to racetracks after an application process and public hearings, licenses all racetrack employees, jockeys, trainers, veterinarians, and other participants, regulates the transfer of ownership interests in licenses, allocates live race days and simulcast-only race days, approves race programs, regulates the conduct of races, sets specifications for the racing ovals, animal facilities, employee quarters and public areas of racetracks, regulates the types of wagers on horse races, and approves significant contractual arrangements with racetracks, including management agreements, simulcast arrangements, and totalizator contracts.

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

Card Casino Regulation

The MRC is also authorized by law to regulate Card Casino operations, and the law requires that the Company reimburse the MRC for its actual costs, including personnel costs, of regulating the Card Casino.  For fiscal years ended December 31, 2014 and 2013, the Company paid $168,000 and $153,000, respectively, to the MRC as reimbursement for costs of regulating Card Casino operations.

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

Legislation signed by Minnesota’s Governor on April 15, 2014 increased the minimum wage that must be paid by the Company from $7.25 to $8.00 effective August 1, 2014, with further increases scheduled to $9.00 per hour on August 1, 2015 and to $9.50 per hour on August 1, 2016.  In addition, starting January 1, 2018, the minimum wage will increase at the beginning of each year by the rate of inflation up to a maximum increase of up to 2.5% per year.  The legislation includes a 90-day training wage of $7.75 for 18- and 19-year-olds and, under certain conditions, for 16- and 17- year olds.  The Company employs a large number of individuals who received an hourly wage equal to or slightly above $7.25 per hour, prior to August 1, 2014, this legislation had an adverse effect in 2014 and will continue to have an adverse effect in 2015 and beyond.  While we may be able to mitigate the impact of this increase by raising our prices or reducing our employee count, these measures could themselves have an adverse effect because higher prices and diminished service levels may discourage visits to the Racetrack.  Also, to the extent we are not able to implement such price increases and cost cutting measures, the increase in the minimum wage will adversely affect our net income.

(viii)	Cooperative Marketing Agreement

On June 4, 2012, the Company entered into the CMA with the SMSC.  The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s horse industry.  Under the CMA, this is achieved through “Purse Enhancement Payments to Horsemen” paid directly to the MHBPA.  Such payments have no direct impact on the Company’s consolidated financial statements or operations.

Under the terms of the CMA, the SMSC paid the horsemen $5.8 million and $5.3 million for purse enhancements for the years ended December 31, 2014 and 2013, respectively.

Under the CMA, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events.  Under the CMA, the SMSC paid the Company $660,000 and $600,000 for marketing purposes for the years ended December 31, 2014 and 2013, respectively.

Effective January 2015, the CMA was amended to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.”  Under the CMA as amended, SMSC agreed to make the following purse enhancement and marketing payments for 2015 through 2022:

Year	Purse Enhancement Payments to 1 Horsemen	Marketing Payments to Canterbury Park
2015	$6,316,200	$943,800
2016	6,947,820	1,038,180
2017	7,642,602	1,141,998
2018	7,830,000	1,170,000
2019	7,830,000	1,170,000
2020	7,830,000	1,170,000
2021	7,830,000	1,170,000
2022	7,830,000	1,170,000

1 - Includes $100,000 each year to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations.  For the year ended December 31, 2014, the Company recorded $824,842 in other revenue and incurred $608,309 in advertising and marketing expense and $216,533 in depreciation related to the SMSC marketing payment.  For the year ended December 31, 2013, the Company recorded $595,628 in other revenue and incurred $490,072 in advertising and marketing expense and $105,556 in depreciation related to the SMSC marketing payment.  The excess of amounts received over revenue is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheets.

Under the CMA, the Company agreed it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

As part of the CMA and pursuant to a related SAR Agreement dated June 14, 2012, the Company issued stock appreciation rights to the SMSC.  The SAR Agreement granted rights to the SMSC to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties.  Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30.  Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in January 2013.  As of December 31, 2014, 49,500 rights had vested.   The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over the grant price.  The SAR Agreement and all rights granted expire on December 31, 2022.  The liability related to these stock appreciation rights is recorded as a long-term liability and the Company recognizes the income or expense related to the fluctuation in the value of the stock appreciation rights against the revenues recorded relating to the marketing payment due to the nature of the CMA.  Any excess expenses will be recognized as a component of other operating expenses. For the year ended December 31, 2014, the Company recognized $32,354 of expense related to these stock appreciation rights, of which $32,354 was recorded as an offset to other revenue.   For the year ended December 31, 2013, the Company recognized $227,592 of expense related to these stock appreciation rights, of which $227,592 was recorded as an offset to other revenue.  In the future, changes in the fair value of these stock appreciation rights will increase or decrease the stock appreciation rights liability, and the Company will recognize an additional offset to other revenue and/or other operating expenses related to these changes.

(x)	Marketing

The Company’s primary market is the seven-county Minneapolis-Saint Paul metropolitan area plus the two counties to the south of the Racetrack and Card Casino.  The City of Shakopee, located in the southwestern portion of the metropolitan area, is one of the fastest growing communities in the region, and Scott County is one of the fastest growing counties in the country.

To support its pari-mutuel horse racing, Card Casino business, and special events and catering, the Company conducts year-round marketing efforts to maintain the loyalty of existing customers and attract new players to the property.  The Company utilizes radio, television, digital advertising, social media, print advertising and direct marketing to communicate to its audiences.  In addition to its regular advertising and communication program, the Company conducts numerous special promotions, handicapping contests and poker tournaments to attract incremental visits.   The Company also utilizes a robust player rewards and database marketing program to enhance the loyalty of its guests.

                The Company continues to focus on creating a premier guest experience as the core element of its marketing efforts.  This includes on delivering great customer service, developing new food and beverage offerings, creating fan education programs, and providing entertainment opportunities that go beyond the traditional pari-mutuel wagering and card playing activities.

(xi)	Possible Real Estate Development

The Company has entered into a Letter of Intent with Kraus-Anderson, Inc. regarding the possible development of a mixed-use destination lifestyle center on unused and underutilized land adjacent to the Racetrack.  As envisioned by the parties this complex would provide year round synergies to the Company’s Racetrack and Card Casino, as well as nearby entertainment venues, while serving the needs of the community and region.  The components of the project could include destination and local retail shops, restaurants, entertainment, sports venues, multi-family housing, and other compatible uses.

Extensive due diligence regarding the feasibility of this project was recently completed and the parties have begun negotiating the terms of a formal Development Agreement that would guide financing and construction of the proposed project.  The process of negotiating the formal agreement is expected to take three months or more to complete.

(xii)	Employees

At March 15, 2015, the Company had 273 full-time employees and 517 part-time employees.  On a seasonal basis, the Company adds approximately 400 employees for live racing operations from early May until early September.  The Company’s management believes its employee relations are good.

(xiii)	Executive Officers

The executive officers of the Company, their ages and their positions with the Company are as follows:

Name	Age	Position with Company

Randall D. Sampson	56	President, CEO and General Manager

David C. Hansen	58	Vice President of Finance, CFO and Secretary

Eric A. Halstrom	46	Vice President of Racing Operations

Michael J. Garin	59	Vice President of Non-Gaming Operations and Asst. Secretary

Michael Hochman	49	Vice President of Card Casino Operations

Mark Erickson	58	Vice President of Facilities

Mary Fleming	49	Vice President of Human Resources

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

Michael Hochman joined the Company in March 2000 as a Pit Manager.   Later he was promoted to Director of Table Games, Senior Director of Card Casino and in 2014 he was promoted to Vice President of card Casino operations.  From 1996-2000 Mr. Hochman was the poker room manager at the Clearwater Casino in Suquamish Washington. Prior to 1996 he worked in Las Vegas as a dealer and floor person for the Sahara and Luxor properties. Currently, he serves on the Board of Directors for the Northstar Problem Gambling Alliance.

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

Mary Fleming joined the Company in July 1994 as Human Resources Manager. Later she was promoted to Senior Director of Human Resources and in 2014 she was promoted to Vice President of Human Resources.  From 1991-1994 Ms. Fleming worked in the Staffing industry for ProStaff Personnel Services. She holds a bachelor’s degree from the University of Minnesota, is a member of the Society for Human Resources Management and is a certified Professional in Human Resources (PHR). Ms. Fleming currently serves on the Board of Directors for the Shakopee Chamber of Commerce.

Item 1A.	RISK FACTORS

In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and to the Company could materially impact our future performance and results.  Such risk factors include, but are not limited to, the matters discussed below as well as the additional risks discussed under “Forward-Looking Statements” on page 29 of this Form 10-K.

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

Economic conditions improved during 2013 and 2014 from a previous period of adverse conditions in local, regional, national and global markets, however there remains risk that a downturn may resume.  Additionally, our ability to respond to periods of economic contraction may be limited, as certain of our costs remain fixed or even increase, when revenues decline. Accordingly, any persistence of poor economic conditions, or further deterioration, could have a material, adverse impact on our business, financial condition and results of operations.

Our business is highly sensitive to consumer confidence and reductions in consumers’ discretionary spending, which may result from economic conditions, unemployment levels and other changes we cannot accurately predict.

Demand for entertainment and leisure activities is sensitive to consumers’ disposable incomes, which have been adversely affected by recent economic conditions.  Further declines in the residential real estate market, changes in consumer confidence, increases in individual tax rates, and other factors that we cannot accurately predict may reduce the disposable income of our customers.  This could result in fewer patrons visiting our racetrack and wagering facilities, and may impact our customers’ ability to wager with the same frequency and maintain their wagering level profiles.  Accordingly, any significant loss of customers or decline in wagering could have a material adverse impact on our business, financial condition and results of operations.

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

Decisions by the MRC in regard to any one or more of the following matters could also adversely affect the Company’s operations: the granting of operating licenses to Canterbury Park and other racetracks after an application process and public hearings; the licensing of all track employees, jockeys, trainers, veterinarians, and other participants; regulating the transfer of ownership interests in licenses; allocating live race days and simulcast-only race days; approving race programs; regulating the conduct of races; setting specifications for the racing ovals, animal facilities, employee quarters, and public areas of racetracks; changes to the types of wagers on horse races; and approval of significant contractual agreements.

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

The CMA grants to the SMSC the right to terminate the CMA without cause if the SMSC determines, in its sole discretion that a change of circumstance adverse to its interests with respect to gaming in the State of Minnesota has occurred.  If the SMSC exercises this right, the Company would be entitled to substantial wind down payments approximately equal to 2.5 times payments due under the CMA in the three years following the year it gives such notice of termination.  While such wind down payments would cushion the impact of the SMSC’s exercise of this right to terminate the CMA, a termination of the CMA prior to the expiration of its term in 2022 could have a material adverse effect on the Company.

Nationally the popularity of horse racing is declining.

There has been a general decline in the number of people attending and wagering on live horse races at North American racetracks due to a number of factors, including increased competition from other wagering and entertainment alternatives as discussed above.  According to industry sources, pari-mutuel handle declined 28.6% from 2006 to 2014 including a 2.8% decrease in 2014 compared to 2013. Declining interest in horse racing has had a negative impact on revenues and profitability in our racing business.  Our business plan anticipates increased attendance and pari-mutuel wagering during our 2015 live meet and in future live meets because of purse enhancement payments and marketing payments we receive under the CMA.  However, we recognize that a generalized decline in interest in horse racing and pari-mutuel wagering could have a material adverse impact on our business, financial condition and results of operations in future years.

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

The Company employs a large number of individuals at an hourly wage equal to or slightly above the current federal mandated wage of $8.00 per hour.  See “Recent Legislation” at (c)(vii) for additional information regarding current minimum legislation.  Most of these employees are either high school or college students employed on a seasonal basis or tipped employees, many of whom receive, on average, tip income that is several times the current minimum wage.  From time to time legislation is introduced in the U.S. Congress or the Minnesota legislature that would substantially increase the minimum wage.  An immediate and substantial increase in the current minimum wage applicable to the Company would materially increase the Company’s operating expenses and could adversely affect the Company’s operations and financial results.  While we might be able to mitigate the impact of a substantial increase by raising our prices or reducing our employee count, these measures could themselves have an adverse effect because higher prices and diminished service levels may discourage visits to the Racetrack.  Furthermore, to the extent we are not able to implement such cost cutting measures, the increase in the minimum wage could materially adversely affect our net income.

Uncertainty regarding the success of a possible real estate development project

While the Company has entered into a Letter of Intent with Kraus-Anderson, Inc. regarding the possible development of a mixed use destination lifestyle center on unused and underutilized land adjacent to the Racetrack and the parties are now negotiating the terms of a formal Development Agreement. Such negotiations may not result in the parties agreeing on terms for financing and construction of the proposed project. Also, even if the parties enter into a Development Agreement, there can be no assurance that the proposed mixed use complex or any other real estate project will be financed and constructed, or that, if constructed, it will operate successfully.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2.	PROPERTIES

General

The Company’s facilities, which are owned and operated under the name “Canterbury Park,” are a modern complex of buildings and grounds which generally compare favorably to other major racetracks located throughout the country.  The Racetrack’s grandstand has a patron capacity of approximately 10,000 within enclosed areas and a maximum patron capacity of over 30,000 including outside areas around the grandstand.  The grandstand and most public outdoor areas contain numerous pari-mutuel windows, odds information boards, video monitors, concessions stands and other amenities.  The audio/visual system includes over 850 television monitors with most areas providing multi-screen viewing of the races.

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

Expo Center

During 2014, the Company completed the construction of a 30,000 square foot structure designed for year-round special events, trade shows and exhibits.  The Expo Center opened on September 11, 2014, together with other areas, Canterbury Park now offers the fourth largest event space in the Twin Cities with more than 100,000 total square feet of available space. The facility features 24,000 square feet of open event space and another 6,000 square feet including an entry area, offices, restrooms and storage.

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

Undeveloped Land

Approximately 200 acres of the 392 acres owned by the Company could be developed or sold, in whole or in part, depending upon future opportunities.  The Company regularly evaluates other business activities and development opportunities that would maximize the use of the real estate surrounding the Racetrack and which would complement the Company’s primary businesses of horse racing and Card Casino operations.

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

(a)            MARKET INFORMATION

The Company’s common stock trades on the NASDAQ Global Market under the symbol CPHC.  The table set forth below indicates the high and low sale prices for the Common Stock in the quarterly periods ending December 31, 2014 and 2013

	2014		2013
Common Stock	High	Low	High	Low

First Quarter	$11.92	$9.65	$11.45	$8.68
Second Quarter	12.04	9.76	12.00	9.53
Third Quarter	11.90	9.01	11.74	9.36
Fourth Quarter	10.61	8.91	11.99	10.00

(b)           HOLDERS

At March 15, 2015, the Company had 802 shareholders of record of its common stock.  Since many holders’ shares are listed under their brokerage firms’ names, the actual number of shareholders is estimated by the Company to be over 2,000.

(c)           DIVIDENDS

The Company has not adopted any plan or policy with regard to paying dividends.  Future dividend action by its Board of Directors, if any, will be based on the Company’s earnings, projected future earnings, and cash requirements when such dividend action is next considered.

(d)          SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information as of December 31, 2014 regarding our equity compensation plans:

Securities Authorized for Issuance Under Equity Compensation Plans

	(a)		(c)
Plan Category (1)	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in column (a))

Equity compensation plans approved by security holders:
1994 Stock Plan	250,252	$9.64	159,100
1995 Employee Stock Purchase Plan	—	—	81,669

Equity compensation plans not approved by security holders:
Stock Option Plan for Non-Employee Consultants and Advisors (2)	5,000	9.15	162,500
Total	255,252		403,269

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

Not Applicable.

(f)           RECENT SALE OF UNREGISTERED SECURITIES

Not Applicable.

(g)          PURCHASES OF EQUITY SECURITIES BY THE ISSUER

On December 17, 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 12b-18 in open market transactions or block purchases of privately negotiated transactions (the “2008 Stock Repurchase Plan”).  From its adoption until August 13, 2012, the Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and, on such date, authorized the repurchase of an additional 100,000 shares of the Company’s common stock.  The following table presents shares repurchased for the years ended December 31, 2014 and 2013:

Year ending December 31,	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Remaining Shares available under plan

2013	809	$9.28	809	128,781
2014	—	$—	—	128,781
Total	809		809

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for each of the five fiscal years ended December 31, 2014.  The operating and balance sheet data for the years ended and as of December 31, 2014, 2013, 2012, 2011 and 2010 are derived from our audited consolidated financial statements.  The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes thereto included elsewhere in this report.

(In thousands except for per share amounts)

	Year Ended December 31,
OPERATING DATA	20142	2013	2012	2011	20101

Net Revenues	$48,470	$46,736	$45,461	$40,586	$39,920

Operating Expenses	44,370	45,003	43,501	39,540	41,197

Income (Loss) Before Income Taxes	4,102	1,736	1,966	1,053	(1,264)

Income Tax (Expense) Benefit	(1,691)	(720)	(950)	(655)	272

Net Income (Loss)	2,411	1,017	1,016	398	(992)

Basic Net Income (Loss) per Share	$0.58	$0.24	$0.25	$0.10	$(0.25)
Diluted Net Income (Loss) per Share	0.57	0.24	0.24	0.10	(0.25)
Dividends per Share	—	—	0.50	—	—

Cash Flows from Operating Activities	$4,590	$3,544	$4,057	$3,441	$2,984

	At December 31,
BALANCE SHEET DATA	2014	2013	2012	2011	2010

Land, Buildings and Equipment, Net	$28,076	$25,130	$22,120	$22,776	$23,948

Total Assets	39,496	37,113	34,900	34,184	32,648

Total Stockholders’ Equity	$30,995	$28,265	$26,885	$27,474	$26,546

Number of Common Shares Outstanding at Year End	4,201	4,178	4,148	4,102	4,054

¹ During fiscal year 2010, the Company incurred a non-cash loss on disposal of assets in the amount of $909,540 related to remodeling of our card room.
2 During fiscal year 2014, the Company recorded a $958,000 gain on insurance recoveries from multiple severe storms at the Racetrack.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Canterbury Park Holding Corporation, our operations, our financial results and financial condition, and our present business environment.  This MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes to the consolidated financial statements (the “Notes”).  Our actual results could differ materially from those anticipated in the forward-looking statements included in this discussion as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” and “Forward-Looking Statements” included elsewhere in this Annual Report.

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

The Company’s pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack each year from May through September and year-round wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”).  Unbanked card games, in which patrons compete against each other, are hosted in the Card Casino at the Racetrack.  The Card Casino operates 24 hours a day, seven days a week.  The Card Casino offers both poker and table games at up to 80 tables.   The Company also derives revenues from related services and activities, such as concessions, parking, advertising signage, publication sales, and from other entertainment events and activities held at the Racetrack.

The following summarizes our financial performance for the last five years (in 000’s):

Financial Performance Summary	20142	2013	2012	2011	20101

Net Revenues	$48,470	$46,736	$45,461	$40,586	$39,920

Operating Expenses	44,370	45,003	43,501	39,540	41,197

Income (Loss) Before Income Taxes	4,102	1,736	1,966	1,053	(1,264)

Income Tax (Expense) Benefit	(1,691)	(720)	(950)	(655)	272

Net Income (Loss)	2,411	1,017	1,016	398	(992)

¹ During fiscal year 2010, the Company incurred a $910,000 non-cash loss on disposal of assets related to remodeling of our Card Casino.
2 During fiscal year 2014, the Company recorded a $958,000 gain on insurance recoveries from multiple severe storms at the Racetrack.

The primary strengths of Canterbury Park are our dedicated and capable staff, our first-class facilities located on 392 acres of land (including approximately 200 acres of underutilized property) and the legal authority to offer our unique gaming products in our market area.

Our management team has extensive knowledge of the horse racing, Card Casino, and concession operations, and our staff has demonstrated a commitment to enhancing the customer experience.  The Company believes that management has a good relationship with our workforce and is able to retain qualified personnel as demonstrated by our low turnover rate.

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

OPERATIONS REVIEW

YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013

EBITDA represents earnings before interest income, income tax expense, and depreciation and amortization.  EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance or cash flows from operating activities as a measure of liquidity.  EBITDA has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry.  Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do.  During the year ended December 31, 2014, adjusted EBITA excluded the gain on insurance recovery from multiple severe storms at the Racetrack.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA (defined above), which is a non-GAAP measure, for the years ended December 31, 2014 and 2013:3

SUMMARY OF EBITDA DATA

	Year Ended December 31,
	2014	2013
NET INCOME	$2,411,155	$1,016,712
Interest income	(2,407)	(2,684)
Income tax expense	1,691,177	719,781
Depreciation	2,137,778	1,861,702
EBITDA	6,237,703	3,595,511
Gain on insurance recoveries	(957,597)	—
ADJUSTED EBITDA	$5,280,106	$3,595,511

Adjusted EBITDA increased $1,685,000, or 46.9%, and also increased as a percentage of net revenues to 10.9% from 7.7% for the year ended December 31, 2014 compared to the same period in 2013.

REVENUES

Total net revenues for the year ended December 31, 2014 were $48,470,000, an increase of $1,734,000, or 3.7%, compared to total net revenues of $46,736,000 for the year ended December 31, 2013. Total Card Casino revenue increased 5.8%, concession revenue increased 7.7% and total pari-mutuel revenue decreased 8.8% in 2014 compared to 2013.  See below for a further discussion of our sources of revenues.

SUMMARY OF PARI-MUTUEL DATA

	Year Ended December 31,
Racing Days	2014	2013
Simulcast only racing days	295	294
Live and simulcast racing days	68	69
Total Number of Racing Days	363	363

On-Track Handle
Simulcast handle on simulcast only racing days	$22,322,000	$24,476,000
Simulcast handle on live racing days	9,269,000	9,758,000
Total simulcast handle	31,591,000	34,234,000

Live racing handle	12,299,000	13,299,000
Total On-Track Handle	43,890,000	47,533,000

Out-of-state Live Handle	24,643,000	24,412,000
Total Handle	$68,533,000	$71,945,000

Pari-mutuel revenues also include commission and breakage revenues on live on-track and simulcast racing, fees received from out-of-state racetracks for wagering on our live races and proceeds from unredeemed pari-mutuel tickets.  Pari-mutuel revenues decrease $986,000, or 8.8%, to $10,193,000 in 2014 from $11,179,000 in 2013, primarily reflecting a decrease in total amount wagered (“handle”) in 2014 of $3,412,000, or 4.7%, compared to 2013. The primary factors contributing to these decreases are discussed in the following paragraphs.

Total handle wagered on simulcast races in 2014 decreased $2,643,000, or 7.7%, compared to 2013. The decrease is primarily attributable to NMHI resuming simulcast of thoroughbred and quarter horse races during 2014 and increased internet wagering on horse racing.

During 2013, the Company reevaluated the likelihood of redemption relating to outstanding vouchers, and, through this assessment, the Company decreased the projected redemption rate.  For 2013, the change in accounting estimate decreased our liability for outstanding pari-mutuel vouchers and increased pari-mutuel revenue in our consolidated statements of operations for the period by approximately $412,000 (pre-tax difference), increasing income from operations by this amount as well.  For the years ended December 31, 2014 and 2013, the Company recognized revenue from unredeemed pari-mutuel ticket vouchers in the amount of $327,000 and $663,000, respectively.

CARD CASINO REVENUES

	Year Ended December 31,
	2014	2013
Poker Games	$9,838,000	$9,844,000
Table Games	14,592,000	12,805,000
Total Collection Revenue	24,430,000	22,649,000
Other Revenue	2,600,000	2,897,000
Total Card Casino Revenue	$27,030,000	$25,546,000

The primary source of Card Casino revenue is a percentage of the wagers received from the players as compensation for providing the Card Casino facility and services, referred to as “collection revenue”.  Other Revenue presented above includes fees collected for the administration of tournaments and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds.  Card Casino revenue represented 55.8% and 54.7% of the Company’s net revenues for the years ended December 31, 2014 and 2013, respectively.

Total Card Casino revenue increased $1,484,000, or 5.8%, compared to 2013.  Table games collection revenue increased $1,787,000, or 14.0%, in 2014 compared to 2013. Poker revenue had a slight decrease $6,000, or 0.1%, in 2014 over 2013.    The Company believes these increases in table games collection revenue were due to the increased effectiveness of our new customer relationship management system, which was installed in late 2013, and the optimization of the various types of table games the Company offered in 2014.

CONCESSION REVENUES

Concessions revenue increased $501,000, or 7.7% for the year ended December 31, 2014 compared to 2013.  The changes are primarily a result of price increases in food and beverage items implemented in the second quarter of 2014.  Also, the Company experienced higher special event attendance in 2014 which generated more concession sales.

OTHER REVENUES

Other revenue increased $653,000, or 17.2%, to $4,445,000 in fiscal year 2014 compared to 2013.  This increase was due primarily to an increase in admissions and special events revenue.

OPERATING EXPENSES

Total operating expenses decreased approximately $633,000, or 1.4%, to $44,370,000 in 2014, from $45,003,000 in 2013.  Total operating expenses as a percentage of net revenues decreased to 91.5% from 96.3% in 2013.  The primary factors contributing to these decreases are discussed in the following paragraphs.

Total purse expense decreased $31,000, or 0.5%, in 2014 compared to 2013 due to a decrease in live racing and simulcast pari-mutuel revenue partially offset by an increase in purse expense derived from Card Casino revenue.  These factors also caused an overall decrease in MBF expense, as shown in the table below:

			Minnesota Breeders’
	Purse Expense		Fund Expense
	2014	2013	2014	2013

Card Casino	$3,190,000	$3,003,000	$354,000	$333,000
Simulcast Racing	1,789,000	1,860,000	354,000	385,000
Live Racing	1,305,000	1,452,000	123,000	133,000
Total	$6,284,000	$6,315,000	$831,000	$851,000

Under Minnesota law, the Company is required to pay 10% of the first $6 million of gross Card Casino revenues towards purses for live horse racing at the Racetrack.  After meeting the $6 million threshold, the Company must pay 14% of gross Card Casino revenues as purse monies.  Of funds allocated for purses, the amounts paid are allocated 90% to the purse funds and 10% to the MBF.

The Company experienced a decrease in other pari-mutuel expenses of $61,000, or 3.7%, in 2014 compared to 2013 primarily as a result of the Company’s handle being down.

Salaries and benefits expense decreased $195,000, or 1.0%, for the year ended December 31, 2014 compared to the year ended December 31, 2013.  The decreases are primarily due to a reduction in hours worked and reduction in associated payroll taxes partially offset by the increase of the minimum wage that went into effect on August 1, 2014.

Depreciation expense increased $276,000, or 14.8%, in 2014 compared to 2013.  The increase is a result of additions to buildings and equipment including the new Expo and Event Center.

Advertising and marketing costs increased $174,000, or 10.1%, in 2014 compared to 2013.  The increases are primarily attributable to the increased expenditures funded by payments under the CMA for joint marketing, including the launch of the RiverSouth campaign, an area wide marketing initiative designed to increase visitors to Shakopee’s entertainment, hospitality and retail businesses.

During 2014, the Company incurred damage to buildings from multiple severe storms at the Racetrack and received $988,000 in total insurance proceeds. As of December 31, 2014, the Company recognized a $958,000 insurance recoveries gain in the Consolidated Statements of Operations as “Gain on insurance recoveries”.  The storms did not cause any material interruptions to the business or impact on the Company’s consolidated financial results of operations. Based on future events, the Company may receive additional insurance proceeds.  The Company has concluded that these additional funds represent contingent gains and in accordance with U.S. GAAP, have not been accounted for them in the Company’s 2014 consolidated financial statements.

Other operating expenses increased $154,000, or 1.9%, in 2014 compared to 2013.  The increases are primarily due to increased professional fees related to racing and compliance initiatives.

Net income for the year ended December 31, 2014 was $2,411,000 compared to net income of $1,017,000 for the year ended December 31, 2013 an increase of $1,394,000, or 137.1%. The increase is primarily due stronger Card Casino revenue, operational efficiencies and a gain on insurance recovery from multiple severe storms at the Racetrack in 2014.

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

Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 71.1% of our total assets at December 31, 2014.  We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed.  Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows.  If the sum of the related expected future net cash flows is less than the carrying value, we will determine whether an impairment loss should be recognized.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.  To date, we have determined that no impairment of these assets exists.

Stock-Based Compensation – Accounting guidance requires recognition of services provided in exchange for a share-based payment based on the grant date fair market value.  We utilize our judgment in determining the assumptions used to determine the fair value of equity instruments granted using a Black-Scholes model.

RECENT LEGISLATION

Legislation signed by Minnesota’s Governor on April 15, 2014 increased the minimum wage that must be paid by the Company from $7.25 to $8.00 effective August 1, 2014, with further increases scheduled to $9.00 per hour on August 1, 2015 and to $9.50 per hour on August 1, 2016.  In addition, starting January 1, 2018, the minimum wage will increase at the beginning of each year by the rate of inflation up to a maximum increase of up to 2.5% per year.  The legislation includes a 90-day training wage of $7.75 for 18- and 19-year-olds and, under certain conditions, for 16- and 17- year olds.  The Company employs a large number of individuals who received an hourly wage equal to or slightly above $7.25 per hour, prior to August 1, 2014, this legislation had an adverse effect in 2014 and will continue to have an adverse effect in 2015 and beyond.  While we may be able to mitigate the impact of this increase by raising our prices or reducing our employee count, these measures could themselves have an adverse effect because higher prices and diminished service levels may discourage visits to the Racetrack.  Also, to the extent we are not able to implement such price increases and cost cutting measures, the increase in the minimum wage will adversely affect our net income.

COOPERATIVE MARKETING AGREEMENT

On June 4, 2012, the Company entered into the CMA with the SMSC.  The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s horse industry.  Under the CMA, this is achieved through “Purse Enhancement Payments to Horsemen”, paid directly to the MHBPA. Such payments have no direct impact on the Company’s consolidated financial statements or operations.

Under the terms of the CMA, the SMSC paid the horsemen $5.8 million and $5.3 million for purse enhancements for the years ended December 31, 2014 and 2013, respectively.

Under the CMA, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events.  Under the CMA, the SMSC paid the Company $660,000 and $600,000 for marketing purposes for the years ended December 31, 2014 and 2013, respectively.

Effective January 2015, the CMA was amended to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.”  Under the CMA as amended, SMSC agreed to make the following purse enhancement and marketing payments for 2015 through 2022:

Year	Purse Enhancement Payments to1 Horsemen	Marketing Payments to Canterbury Park
2015	$6,316,200	$943,800
2016	6,947,820	1,038,180
2017	7,642,602	1,141,998
2018	7,830,000	1,170,000
2019	7,830,000	1,170,000
2020	7,830,000	1,170,000
2021	7,830,000	1,170,000
2022	7,830,000	1,170,000

1 - Includes $100,000 each year to various horsemen associations

 The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations.  For the year ended December 31, 2014, the Company recorded $824,842 in other revenue and incurred $608,309 in advertising and marketing expense and $216,533 in depreciation related to the SMSC marketing payment.  For the year ended December 31, 2013, the Company recorded $595,628 in other revenue and incurred $490,072 in advertising and marketing expense and $105,556 in depreciation related to the SMSC marketing payment.  The excess of amounts received over revenue is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheets.

Under the CMA, the Company agreed it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

As part of the CMA and pursuant to a related SAR Agreement dated June 14, 2012, the Company issued stock appreciation rights to the SMSC.  The SAR Agreement granted rights to the SMSC to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties.  Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30.  Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in January 2013.  As of December 31, 2014, 49,500 rights had vested.   The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over the grant price.  The SAR Agreement and all rights granted expire on December 31, 2022.  The liability related to these stock appreciation rights is recorded as a long-term liability and the Company recognizes the income or expense related to the fluctuation in the value of the stock appreciation rights against the revenues recorded relating to the marketing payment due to the nature of the CMA.  Any excess expenses will be recognized as a component of other operating expenses. For the year ended December 31, 2014, the Company recognized $32,354 of expense related to these stock appreciation rights, of which $32,354 was recorded as an offset to other revenue.   For the year ended December 31, 2013, the Company recognized $227,592 of expense related to these stock appreciation rights, of which $227,592 was recorded as an offset to other revenue.  In the future, changes in the fair value of these stock appreciation rights will increase or decrease the stock appreciation rights liability, and the Company will recognize an additional offset to other revenue and/or other operating expenses related to these changes.

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

 Additionally, the Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community which became effective on June 4, 2012, and was amended in January 2015. The CMA contains certain covenants which, if breached, would trigger an obligation to repay a specified amount related to such covenant. At this time, management believes that the likelihood that the breach of a covenant will occur and that the Company will be required to pay the specified amount related to such covenant is remote.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at December 31, 2014 and as of the date of this report will not have a material impact on the Company’s consolidated financial position or results of operations.

The Company has committed to payment of statutory distributions under a $500,000 bond issued to the Minnesota Racing Commission as required by Minnesota statute. The Company was not required to make any payments related to this bond in 2014 or 2013, and there is no liability related to this bond on the balance sheet as of December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

Cash provided by operating activities for the year ended December 31, 2014 was $4,590,111 primarily as a result of the following: The Company reported net income of $2,411,155, which included a gain from insurance recoveries of $958,000 and depreciation of $2,137,778. The Company also experienced a decrease in accounts payable and accrued wages and payroll taxes of $532,739 and income taxes receivable of $727,477.

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

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities for the year ended December 31, 2014 of $4,669,269 was used primarily for the construction of a new expo and event center (discussed under “Commitments and Contractual Obligations” below) and a variety of equipment purchases. The capital purchases were partially offset by the proceeds received from insurance claims in the amount of $988,597. For the year ended December 31, 2013, net cash used in investing activities was $4,283,018 and was used primarily for the purchase of technology upgrades and enhancements, including digital signage and customer relationship management equipment, and building improvements.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by financing activities for the year ended December 31, 2014 was $101,874 and primarily consisted of $93,979 of proceeds received upon the issuance of common stock through the Employee Stock Purchase Plan.

Cash provided by financing activities was $93,325 for the year ended December 31, 2013 and consisted primarily of $102,727 of proceeds received upon the exercise of stock-based awards and from the exercise of shares of common stock purchased by employees pursuant to our Employee Stock Purchase Plan, partially offset by $7,509 of common stock repurchases.

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

Non-cash investing activities for the years ended December 31, 2014 and 2013 were $46,157 and $589,229, respectively, and consisted of additions to buildings and equipment that are recorded in “Accounts Payable” on the Consolidated Balance Sheets.  The increase in 2013 is primarily due to the implementation of the Company’s customer relationship management system during the fourth quarter of 2013 with the cash disbursements occurring in 2014.

CASH AND CAPITAL RESOURCES

At December 31, 2014, we had cash and cash equivalents of $8,761,925 compared to $8,739,209 at December 31, 2013. This $22,716 increase consisted of $4,669,269 of net cash used in investing activities partially offset by $4,590,111 of net cash provided by operating activities and $101,874 of net cash provided by financing activities.

As of December 31, 2014, we had $3,000,000 of capacity under a commercial revolving credit line under a general credit and security agreement with Bremer Bank providing for interest at the prime rate but not less than 4.5% per annum, which expires on May 4, 2015. We had no borrowings under the credit line during the year ended December 31, 2014 or the year ended December 31, 2013. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements at all times throughout the year ended December 31, 2014.

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

The Company offers unbanked table games that refer to a wagering system or game where wagers “lost” or “won” by the host are accumulated into a player pool liability for purposes of enhancing the total amount paid back to players in any other card game. The Company is required to return accumulated player pool funds to the players through giveaways, promotional items, prizes or by other means. The player pool liability was $556,000 and $575,000 at December 31, 2014 and 2013, respectively.

The Card Casino offers progressive jackpots for poker games. Amounts collected for these jackpot funds are accrued as liabilities until paid to winners. At December 31, 2014 and 2013, accrued jackpot funds totaled $134,000 and $205,000, respectively. The Minnesota Racing Commission (“MRC”) regulates the operation of the player pool and progressive jackpot pools. These liabilities have the potential for significant fluctuation on a daily basis.

All games in the Card Casino are played using chips. The value of chips issued and outstanding, referred to as the “outstanding chip liability,” was $260,000 and $243,000 at December 31, 2014 and 2013, respectively. This liability has the potential for significant fluctuation on a daily basis depending upon the demand for chip redemptions and sales.

Our second largest individual operating expense item is purse expense. Pursuant to an agreement with the MHBPA, we transferred into a trust account or paid directly to the MHBPA, approximately $5,850,000 and $6,325,000 in purse funds related to thoroughbred races for the years ended December 31, 2014 and 2013, respectively. Minnesota Statutes specify that amounts transferred into trust are the property of the trust and not the Company. There were no unpaid purse fund obligations due to the MHBPA at December 31, 2014 or 2013.

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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

In March 2014, the Company entered into a seven-year agreement with a new totalizator provider. Pursuant to the agreement, the vendor provides totalizator equipment and related software which records and processes all wagers and calculates odds and payoffs. The amounts charged to operations for totalizator expenses for the years ended December 31, 2014 and 2013 were $226,000 and $225,000, respectively.

        The Company has entered into operating leases for rental of office equipment and for track equipment to maintain the Racetrack. Amounts charged to operations under these agreements for the years ended December 31, 2014 and 2013 were $140,000 and $130,000, respectively. All such leases expire in or before February 2018.

Since December 31, 2014, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above. As of December 31, 2014, we had no borrowings pursuant to our line of credit and were not party to capital lease obligations, significant purchase obligations or other long-term obligations.

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

(a)          Financial Statements

The following financial statements of the Company are set forth on pages 31 through 51 of the Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Canterbury Park Holding Corporation

We have audited the accompanying consolidated balance sheet of Canterbury Park Holding Corporation and Subsidiaries (the Company) as of December 31, 2014 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Wipfli LLP

Minneapolis, Minnesota

March 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Canterbury Park Holding Corporation

We have audited the accompanying consolidated balance sheet of Canterbury Park Holding Corporation (a Minnesota corporation) and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Canterbury Park Holding Corporation and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
March 30, 2014

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND 2013

	2014	2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,761,925	$8,739,209
Restricted cash	1,069,181	1,139,003
Short-term investments	204,525	203,902
Accounts receivable, net of allowance of $22,294 and $40,268, respectively	192,674	338,971
Inventory	231,545	244,281
Prepaid expenses	541,822	624,553
Due from Minnesota horsemen associations	125,828	2,355
Deferred income taxes (Note 3)	265,900	333,300
Income taxes receivable	—	330,672
Total current assets	11,393,400	11,956,246

LONG-TERM ASSETS
Deposits	26,400	26,400
Land, buildings and equipment, net (Note 2)	28,075,879	25,129,986
TOTAL ASSETS	$39,495,679	$37,112,632

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,174,466	$3,502,871
Card Casino accruals	1,401,336	1,546,123
Accrued wages and payroll taxes	1,198,705	946,111
Accrued property taxes	653,385	650,797
Payable to horsepersons	211,571	8,201
Income taxes payable	388,910	—
Total current liabilities	6,028,373	6,654,103

LONG-TERM LIABILITIES
Deferred income taxes (Note 3)	1,972,400	1,726,100
Stock appreciation rights (Note 5)	499,734	467,380
Total long-term liabilities	2,472,134	2,193,480
TOTAL LIABILITIES	8,500,507	8,847,583

STOCKHOLDERS’ EQUITY (Notes 4 and 5)
Common stock, $.01 par value, 10,000,000 shares authorized, 4,201,371 and 4,177,951, respectively, shares issued and outstanding	42,013	41,779
Additional paid-in capital	17,589,349	17,270,615
Retained earnings	13,363,810	10,952,655
Total stockholders’ equity	30,995,172	28,265,049
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,495,679	$37,112,632

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
OPERATING REVENUES:
Pari-mutuel	$10,193,239	$11,179,285
Card Casino	27,029,750	25,546,328
Concessions	6,971,222	6,470,088
Other	4,445,210	3,792,471
Total Revenues	48,639,421	46,988,172
Less: Promotional allowances	(169,584)	(251,735)
Net Revenues	48,469,837	46,736,437

OPERATING EXPENSES:
Purse expense	6,283,788	6,314,867
Minnesota Breeders’ Fund	831,063	851,482
Other pari-mutuel expenses	1,575,154	1,635,663
Salaries and benefits	19,648,677	19,843,631
Cost of concession and other sales	3,497,938	3,499,312
Depreciation	2,137,778	1,861,702
Utilities	1,333,141	1,326,179
Advertising and marketing	1,901,646	1,728,192
Gain on disposal of assets	(500)	(23,752)
Gain on insurance recoveries (Note 14)	(957,597)	—
Other operating expenses	8,118,824	7,965,352
Total Operating Expenses	44,369,912	45,002,628
INCOME FROM OPERATIONS	4,099,925	1,733,809

OTHER INCOME
Interest income	2,407	2,684

INCOME BEFORE INCOME TAXES	4,102,332	1,736,493

INCOME TAX EXPENSE (Note 3)	(1,691,177)	(719,781)

NET INCOME	$2,411,155	$1,016,712

NET INCOME PER COMMON SHARE DATA (Note 6):
Basic	$0.58	$0.24
Diluted	$0.57	$0.24

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2014 AND 2013

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

Balance at December 31, 2012	4,147,743	$41,477	$16,903,245	$9,940,216	$26,884,938

Exercise of stock options	5,515	55	39,300	—	39,355
Stock-based compensation	—	—	270,074	—	270,074
Tax expense from exercise of stock-based awards	—	—	(1,893)	—	(1,893)
Common stock repurchases	(809)	(8)	(3,228)	(4,273)	(7,509)
Issuance of restricted stock	18,290	183	(183)	—	—
Shares issued under Employee Stock Purchase Plan	7,212	72	63,300	—	63,372
Net income	—	—	—	1,016,712	1,016,712

Balance at December 31, 2013	4,177,951	$41,779	$17,270,615	$10,952,655	$28,265,049

Exercise of stock options	2,000	20	13,120	—	13,140
Stock-based compensation	—	—	217,094	—	217,094
Tax benefit from exercise of stock-based awards	—	—	7,895	—	7,895
Issuance of restricted stock	13,040	130	(130)	—	—
Shares issued under Employee Stock Purchase Plan	8,380	84	80,755	—	80,839
Net income	—	—	—	2,411,155	2,411,155

Balance at December 31, 2014	4,201,371	$42,013	$17,589,349	$13,363,810	$30,995,172

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
Operating Activities:
Net income	$2,411,155	$1,016,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,137,778	1,861,702
Stock-based compensation expense	217,094	270,074
Stock appreciation rights	32,354	227,592
Deferred income taxes	313,700	563,601
Tax expense (benefit) from exercise of stock-based awards	(7,895)	1,893
Gain on disposal of assets	(500)	(23,752)
Gain on insurance proceeds	(957,597)	—
(Increase) decrease in cash resulting from changes in operating assets:
Restricted cash	69,822	466,786
Accounts receivable	146,297	73,469
Other current assets	95,467	(167,763)
Income taxes receivable/payable	727,477	(328,819)
Increase (decrease) in cash resulting from changes in operating liabilities:
Accounts payable and accrued wages and payroll taxes	(532,739)	63,360
Card Casino accruals	(144,787)	66,454
Accrued property taxes	2,588	1,610
Payable to horsepersons	203,370	(15,174)
Due from MHBPA	(123,473)	(533,826)
Net cash provided by operating activities	4,590,111	3,543,919

Investing Activities:
Additions to buildings and equipment	(5,657,743)	(4,311,011)
Proceeds from sale of assets	500	28,700
Proceeds from insurance claims	988,597	—
Purchase of investments	(623)	(707)
Net cash used in investing activities	(4,669,269)	(4,283,018)

Financing Activities
Common stock repurchases	—	(7,509)
Proceeds from issuance of common stock	93,979	102,727
Tax benefit (expense) from exercise of stock-based awards	7,895	(1,893)
Net cash provided by financing activities	101,874	93,325

Net increase (decrease) in cash and cash equivalents	22,716	(645,774)

Cash and cash equivalents at beginning of year	8,739,209	9,384,983

Cash and cash equivalents at end of year	$8,761,925	$8,739,209

Supplemental disclosure of non-cash investing and financing activities:
Additions to buildings and equipment funded through accounts payable	$46,157	$589,229
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$650,000	$485,000

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED December 31, 2014 AND 2013

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Canterbury Park Holding Corporation (the “Company”) was incorporated on March 24, 1994 and conducts pari-mutuel wagering operations and hosts “unbanked” card games at its Canterbury Park Racetrack and Card Casino facility (the “Racetrack”) in Shakopee, Minnesota.

The Company’s pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack each year from May until September and year-round wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”).  Unbanked card games, in which patrons compete against each other, are hosted in the Card Casino at the Racetrack.  The Card Casino operates 24 hours a day, seven days a week.  The Card Casino offers both poker and table games at up to 80 tables.   The Company also derives revenues from related services and activities, such as concessions, parking, advertising signage, publication sales and from other entertainment events and activities held at the Racetrack.

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

Short-term Investments – Securities are classified as held to maturity when the Company has the positive intent and ability to hold them to maturity, and are measured at amortized cost.  At December 31, 2014 and 2013, all investments were classified as held-to-maturity.  The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary.  If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in earnings.  Short-term investments consist of certificates of deposit at December 31, 2014 and 2013.  Amortized cost approximated fair value for both periods.

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

During 2013, the Company reevaluated the likelihood of redemption relating to outstanding vouchers and through this assessment, the Company decreased the projected redemption rate.  The Company has determined that this adjustment to the likelihood of redemption relating to vouchers is a change in accounting estimate and has accounted for the change prospectively; i.e. the accounting change impacts interim reporting periods within fiscal year 2013 and future periods.  For the year ended December 31, 2013, the change in accounting estimate decreased the Company’s liability for outstanding pari-mutuel vouchers and increased pari-mutuel revenue in its consolidated statements of operations for the period by approximately $412,286 (pre-tax difference), increasing income from operations by this amount as well.  Net income increased approximately $239,150 (after taking income taxes into account), or by approximately $0.06 net income per basic and diluted common share.

Promotional Allowances – The Company offers certain promotional allowances at no charge to patrons who participate in its player rewards program.  The retail value of these promotional items is shown as a deduction from total revenues on the Company’s consolidated statements of operations.

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) – The Minnesota Pari-mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations.  Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, approximately $5,850,000 and $6,325,000 for the years ended December 31, 2014 and 2013, respectively, related to thoroughbred races.  Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company.

Impairment of Long-Lived Assets – Management of the Company periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows.  Should the sum of the related expected future net cash flows be less than the carrying value, management will determine whether an impairment loss should be recognized.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.  Management has determined that no impairment of these assets exists at December 31, 2014.

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

Interest and penalties associated with uncertain income tax positions are presented in income tax expense.  For the years ended December 31, 2014 and 2013, the Company did not recognize any expense related to interest and penalties.

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

Recent Accounting Pronouncement – In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. Management will be required to assess, in each interim and annual period, if there is substantial doubt of an entity’s ability to continue as a going concern as evidenced by relevant known or knowable conditions including an entity’s ability to meet its future obligations. Management will be required to provide disclosures regardless of whether substantial doubt is alleviated by management’s plans. The guidance will become effective for annual fiscal periods ending after December 15, 2016.

In May, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a new comprehensive standard for revenue recognition that is based on the core principle that revenue be recognized in a manner that depicts the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance implements a five-step process for customer contract revenue recognition. The guidance also requires enhanced disclosures relating to the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. This new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is prohibited. Entities can transition to the new guidance either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact of the amended revenue recognition guidance on the Company’s consolidated financial statements but does not believe it will have a significant impact.

2.	LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment, at cost, consist of the following at December 31, 2014 and 2013

	2014	2013
Land	$6,673,076	$6,673,076
Buildings and building improvements	26,522,813	22,107,644
Furniture and equipment	18,890,728	18,663,552
	52,086,617	47,444,272
Accumulated depreciation	(24,010,738)	(22,314,286)
	$28,075,879	$25,129,986

3.      INCOME TAXES

A reconciliation between income taxes computed at the statutory federal income tax rate and the effective tax rate for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
Federal tax expense at statutory rates	$1,394,793	$587,367
Nondeductible lobbying expense	29,518	29,115
State expense, net of federal impact	280,263	128,146
Stock option expense	(364)	12,465
Other	(13,033)	(37,312)
	$1,691,177	$719,781

Income tax expense for the years ended December 31, 2014 and 2013 consists of the following:

	2014	2013
Current
Federal	$1,070,360	$179
State	307,117	156,002
	1,377,477	156,181
Deferred, primarily Federal	313,700	563,600
	$1,691,177	$719,781

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets
Vacation accrual	$73,300	$68,400
Player rewards program accrual	202,100	269,600
Stock options and stock appreciation rights	404,300	339,300
Total deferred tax assets	$679,700	$677,300

Deferred tax liabilities
Tax depreciation greater than book depreciation	$(2,254,200)	$(1,961,400)
Deferred gain on sale of land	(104,000)	(104,000)
Other	(28,000)	(4,700)
Total deferred tax liabilities	$(2,386,200)	$(2,070,100)

The Company is subject to U.S. and Minnesota taxation.  The Company is no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2010.

4.	STOCKHOLDERS’ EQUITY

Employee Stock Purchase Plan:

The Company offers an Employee Stock Purchase Plan (the “ESPP”) that is open to all employees working more than 15 hours per week.  Shares of the Company’s common stock may be purchased by employees at three-month intervals at 90% of the fair market value on the last trading day of each three-month period. Employees purchased 8,380 and 7,212 shares in 2014 and 2013, respectively.  As of December 31, 2014, a total of 268,331 shares have been issued since inception out of the 350,000 shares authorized.

KSOP:

During the first quarter of 2013, the Company’s Board of Directors approved an action to combine the Employee Stock Ownership Plan (the “ESOP”) with the 401(k) Plan to create a KSOP Plan (the “KSOP”).  The KSOP allows the Company to use Company stock to match contributions from its employees should it so choose.  This combination became effective on July 15, 2013.  The KSOP is available to eligible employees who had completed six months of service.   There was no match of Company stock to the KSOP in 2014 or 2013. Employer contributions charged to operations for the years ended December 31, 2014 and 2013 were $154,000 and $134,000, respectively, for cash matching of employee contributions.

Stock Repurchase Plan:

On August 24, 2012, the Company announced that its Board of Directors had authorized the repurchase of up to 100,000 shares of the Company’s common stock. During 2013, the Company repurchased 809 shares of common stock at an average price of $9.28 for an aggregate purchase price of $7,509.  No shares were repurchased in 2014.

5.      STOCK-BASED COMPENSATION

Stock-based compensation is recorded at fair value as of the date of grant and included in the salaries and benefits expense line item on the consolidated statements of operations and amounted to $217,000 and $270,000 for the years ended December 31, 2014 and 2013, respectively.

Stock Options:

The Company’s 1994 Stock Plan (the “Plan”) provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and non-employees, including directors of and consultants to the Company and any subsidiary, to purchase up to a maximum of 1,450,000 shares of common stock.  The Company currently has 159,100 shares available for grant under the Plan.  The Plan is administered by the Board of Directors which determines the persons who are to receive awards under the Plan, the type of award to be granted, the number of shares subject to each award and, if an option, the exercise price of each option.

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

Stock option activity related to the Plan during the years ended December 31, 2014 and 2013 is summarized below:

	2014		2013
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	271,752	$9.99	292,267	$10.13

Granted	—	—	—	—
Exercised	(2,000)	6.57	(5,515)	7.14
Expired/Forfeited	(14,500)	16.78	(15,000)	13.86

Outstanding at end of year	255,252	$9.63	271,752	$9.99

Options exercisable at end of year	255,252	$9.63	272,142	$9.99

The grant-date fair value of options outstanding and exercisable at December 31, 2014 and 2013 was $908,000 and $1,063,000, respectively.  The weighted average remaining contractual term of these options is 3.9

There were no options granted in 2014 or 2013.  The total fair value of options exercised during the years ended December 31, 2014 and 2013 was $3,500 and $13,000, respectively.  The total income tax expense (benefit) recognized in the consolidated statements of operations for stock-based compensation arrangements was $(8,000) and $2,000 for 2014 and 2013, respectively.

The following table summarizes information concerning all options outstanding and options exercisable as of December 31, 2014:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average	Aggregate		Average	Aggregate
Range of	Number	Life	Exercise	Intrinsic	Number	Exercise	Intrinsic
Exercise Price	Outstanding	Remaining	Price	Value	Exercisable	Price	Value
$6.00 - 7.05	88,002	4.4	$6.23	$119,962	88,002	$6.23	$119,962
$8.28 - 9.15	77,250	5.2	$8.34	291,878	77,250	$8.34	291,878
$11.35 - 14.55	75,000	2.7	$13.45	—	75,000	$13.45	—
$16.68 - 17.25	15,000	0.1	$17.1	—	15,000	$17.1	—
Total	255,252	3.9	$9.63	$411,840	255,252	$9.63	$411,840

Board of Directors Stock Option and Restricted Stock Grants

The Company’s Stock Plan was amended to authorize annual grants to non-employee members of the Board of Directors of restricted stock or stock options, or both, as determined by the Board.  Options granted under the Plan generally expire ten years after the grant date and generally become exercisable over a four year period. Generally the restricted stock vests 100% after one year and is subject to restrictions on resale for an additional year.

Restricted stock awards are subject to forfeiture if a board member terminates prior to the shares vesting. A summary of changes in Board of Directors restricted stock as December 31, 2014

		Weighted
		Average
	Restricted	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2012	11,820	$12.69
Granted	18,290	10.52
Vested	(11,820)	12.69
Forfeited	—	—
Non-Vested Balance, December 31, 2013	18,290	$10.52
Granted	13,040	10.61
Vested	(18,290)	10.52
Forfeited	—	—
Non-Vested Balance, December 31, 2014	13,040	$10.61

Employee Deferred Stock Award Grants

Employee deferred stock awards are subject to forfeiture if an employee terminates prior to the vesting. Generally, the awards vest ratably over a four-year period and compensation costs are recognized over the vesting period. Compensation costs are recorded in “Salaries and benefits” on the Consolidated Statements of Operations.

A summary of the changes in employee deferred stock award grants as of December 31, 2014, is as follows:

	Deferred Stock	Weighted Average Fair Value Per Share
Non-Vested Balance, December 31, 2012	20,500	$9.84
Granted	2,000	10.10
Vested	(4,375)	9.84
Forfeited	(2,000)	9.84
Non-Vested Balance, December 31, 2013	16,125	$9.87
Granted	23,000	10.46
Vested	(4,375)	9.84
Forfeited	—	—
Non-Vested Balance, December 31, 2014	34,750	$10.27

At December 31, 2014, there was approximately $365,000 of total unrecognized stock-based compensation expense related to unvested restricted stock and deferred stock awards the Company expects to recognize over a weighted-average period of 2.2 years.

Stock Appreciation Rights (“SARs”)

As part of the Cooperative Marketing Agreement discussed in Note 13, on June 14, 2012, the Company signed a Stock Appreciation Rights Agreement (the “SAR Agreement”) and issued SARs to non-employees.  The SAR Agreement granted rights to non-employees to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties.  Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30.  Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in January 2013.  As of December 31, 2014, 49,500 rights had vested.  The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over the grant price.  SARs have no effect on dilutive shares or shares outstanding as any appreciation of the Company’s common stock value over the grant price is paid in cash and not in common stock.  The SAR Agreement and all rights granted expire on December 31, 2022.

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

The following weighted-average assumptions were used in calculating the fair value of SARs granted during the years ended December 31, 2014 and 2013, using the Black-Scholes valuation model:

	2014	2013
Expected dividend yield	0.00%	0.00%
Expected weighted-average volatility	52.8%	49.5%
Risk-free interest rate	2.04%	2.84%
Expected term of SARs (in years)	8.00	9.00

There were no exercises during the years ended December 31, 2014 or 2013.  The total liability of the SARs at December 31, 2014 was $499,734.

Changes to the Company’s non-vested SARs during the years ended December 31, 2014 and 2013, are as follows:

	SARs	Weighted Average Fair Value
Non-vested SARs at December 31, 2012	148,500	$5.24
Granted	—	—
Vested	(16,500)	5.03
Cancellations	—	—
Non-vested SARs at December 31, 2013	132,000	$5.41
Granted	—	—
Vested	(16,500)	4.50
Cancellations	—	—
Non-vested SARs at December 31, 2014	115,500	$4.50

6.     NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the net income per common share computations for the years ended December 31, 2014 and 2013

	2014	2013

Net income (numerator) amounts used for basic and diluted per share computations:	$2,411,155	$1,016,712

Weighted average shares (denominator) of common stock outstanding:
Basic	4,180,547	4,164,437
Plus dilutive effect of stock options	14,406	25,052
Diluted	4,194,953	4,189,489

Net income per common share:
Basic	$0.58	$0.24
Diluted	0.57	0.24

Options to purchase 90,000 shares of common stock at an average of $14.06 per share were outstanding but not included in the computation of diluted net income per share at December 31, 2014 because the options were out of the money at December 31, 2014.

Options to purchase 104,500 shares of common stock at an average of $14.44 per share were outstanding but not included in the computation of diluted net income per share at December 31, 2013 because the options were out of the money at December 31, 2013.

7.	GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000 and expires May 4, 2015.  The Company had no borrowings under the credit line during the years ended December 31, 2014 or 2013.  The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements as of December 31, 2014.

8.     OPERATING LEASES AND COMMITMENTS

Purchase Obligations

In March 2014, the Company entered into a seven-year agreement for with a new totalizator provider. Pursuant to the agreement, the vendor provides totalizator equipment and related software which records and processes all wagers and calculates odds and payoffs. The amounts charged to operations for totalizator expenses for the years ended December 31, 2014 and 2013 were $226,000 and $225,000, respectively.

Operating Lease Obligations

The Company has entered into operating leases for rental of office equipment and for track equipment to maintain the Racetrack. Amounts charged to operations under these agreements for the years ended December 31, 2014 and 2013 were $140,000 and $130,000, respectively. All such leases expire in or before February 2018.

Future minimum operating lease payments and purchase obligations are as follows:

	Payment due by period
	Total Amount
Obligations	Committed	2015	2016	2017	2018	2019	Thereafter

Operating leases	$108,300	$49,400	$29,200	$27,300	$2,400	$—	$—
Purchases	$1,376,000	$224,000	$226,000	$228,000	$230,000	$233,000	$235,000

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

Additionally, the Company entered into Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”) which became effective on June 15, 2012 and amended in January 2015.  The CMA contains certain covenants which, if breached, would trigger an obligation to repay a specified amount related to such covenant.  At this time, management believes that the likelihood that the breach of a covenant will occur and that the Company will be required to pay the specified amount related to such covenant is remote.

In August 2012, NMHI initiated litigation against the MHBPA and the Company seeking to be relieved of its obligations to supplement purses at Canterbury Park under its Purse Supplement Agreement with the MHBPA.  The Company believed the theories asserted by NMHI in its complaint against them were without merit, and the Company and the MHBPA brought motions to dismiss NMHI’s lawsuit.  In addition, both the Company and the MHBPA moved for an order compelling arbitration of the claims in NMHI’s lawsuit, which is the only remedy permitted by the terms of the Purse Supplement Agreement. On May 2, 2013, the Fourth Judicial District Court ordered that NMHI’s claims against the Company be dismissed with prejudice.

The Company is periodically involved in various claims and legal actions arising in the normal course of business.  Management believes that the resolution of any pending claims and legal actions at December 31, 2014 and as of the date of this report will not have a material impact on the Company’s consolidated financial positions or results of operations.

The Company has committed to payment of statutory distributions under a $500,000 bond issued to the Minnesota Racing Commission as required by Minnesota statute.  The Company was not required to make any payments related to this bond in 2014 or 2013, and there is no liability related to this bond on the balance sheet as of December 31, 2014.

10.   RELATED-PARTY TRANSACTIONS

The Company paid a combined total of $40,000 in 2013 to the Chairman and Vice Chairman of the Company as further director compensation for their additional responsibilities as described in consulting agreements with each individual.

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

The following tables provide information about the Company’s operating segments (in 000’s):

	Year Ended December 31, 2014
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$14,460	$27,030	$6,980	$48,470

Intersegment revenues	620	—	1,381	2,001

Net interest income	2	—	—	2

Depreciation	1,601	422	115	2,138

Segment (loss) income before income taxes	(433)	5,238	1,018	5,823

	At December 31, 2014
Segment Assets	$37,606	$1,217	$15,595	$54,418

	Year Ended December 31, 2013
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$14,704	$25,545	$6,487	$46,736

Intersegment revenues	635	—	1,499	2,134

Net interest income	3	—	—	3

Depreciation	1,198	540	124	1,862

Segment (loss) income before income taxes	(2,138)	4,654	524	3,040

	At December 31, 2013
Segment Assets	$34,870	$1,640	$13,845	$50,355

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals for the years ended December 31, 2014 and 2013 (in 000’s):

	2014	2013
Revenues
Total net revenue for reportable segments	$50,471	$48,870
Elimination of intersegment revenues	(2,001)	(2,134)
Total consolidated net revenues	$48,470	$46,736

Income before income taxes
Total segment income before income taxes	$5,823	$3,040
Elimination of intersegment income before income taxes	(1,721)	(1,304)
Total consolidated income before income taxes	$4,102	$1,736

	December 31,	December 31,
	2014	2013
Assets
Total assets for reportable segments	$54,418	$50,355
Elimination of intercompany receivables	(14,922)	(13,242)
Total consolidated assets	$39,496	$37,113

12.    SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

	2014 Quarter Ended
	March 31	June 30	September 30	December 31

Net revenues	$9,374,454	$13,784,714	$15,046,958	$10,263,711

Operating expenses	8,681,623	13,032,832	13,982,105	8,673,352

Net income	406,007	442,934	623,306	938,908

Basic net income per share	0.10	0.11	0.15	0.22

Diluted net income per share	0.10	0.11	0.15	0.22

	2013 Quarter Ended
	March 31	June 30	September 30	December 31

Net revenues	$9,144,568	$13,280,950	$14,274,459	$10,036,460

Operating expenses	8,638,940	12,948,626	13,999,754	9,415,308

Net income	291,081	193,248	170,503	361,880

Basic net income per share	0.07	0.05	0.04	0.09

Diluted net income per share	0.07	0.05	0.04	0.09

13.   COOPERATIVE MARKETING AGREEMENT

On June 4, 2012, the Company entered into the CMA with the SMSC.  The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s horse industry.  Under the CMA, this is achieved through “Purse Enhancement Payments to Horsemen” paid directly to the MHBPA.  Such payments have no direct impact on the Company’s consolidated financial statements or operations.

Under the terms of the CMA, the SMSC paid the horsemen $5.8 million and $5.3 million for purse enhancements for the years ended December 31, 2014 and 2013, respectively.

Under the CMA, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events.  Under the CMA, the SMSC paid the Company $660,000 and $600,000 for marketing purposes for the years ended December 31, 2014 and 2013, respectively.

Effective January 2015, the CMA was amended to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.”  Under the CMA as amended, SMSC agreed to make the following purse enhancement and marketing payments for 2015 through 2022:

Year	Purse Enhancement Payments to 1 Horsemen	Marketing Payments to Canterbury Park
2015	$6,316,200	$943,800
2016	6,947,820	1,038,180
2017	7,642,602	1,141,998
2018	7,830,000	1,170,000
2019	7,830,000	1,170,000
2020	7,830,000	1,170,000
2021	7,830,000	1,170,000
2022	7,830,000	1,170,000

1 - Includes $100,000 each year to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations.  For the year ended December 31, 2014, the Company recorded $824,842 in other revenue and incurred $608,309 in advertising and marketing expense and $216,533 in depreciation related to the SMSC marketing payment.  For the year ended December 31, 2013, the Company recorded $595,628 in other revenue and incurred $490,072 in advertising and marketing expense and $105,556 in depreciation related to the SMSC marketing payment.  The excess of amounts received over revenue is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheets.

Under the CMA, the Company agreed it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

As part of the CMA and pursuant to a related SAR Agreement dated June 14, 2012, the Company issued stock appreciation rights to the SMSC.  The SAR Agreement granted rights to the SMSC to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties.  Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30.  Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in January 2013.  As of December 31, 2014, 49,500 rights had vested.   The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over the grant price.  The SAR Agreement and all rights granted expire on December 31, 2022.  The liability related to these stock appreciation rights is recorded as a long-term liability and the Company recognizes the income or expense related to the fluctuation in the value of the stock appreciation rights against the revenues recorded relating to the marketing payment due to the nature of the CMA.  Any excess expenses will be recognized as a component of other operating expenses. For the year ended December 31, 2014, the Company recognized $32,354 of expense related to these stock appreciation rights, of which $32,354 was recorded as an offset to other revenue.   For the year ended December 31, 2013, the Company recognized $227,592 of expense related to these stock appreciation rights, of which $227,592 was recorded as an offset to other revenue.  In the future, changes in the fair value of these stock appreciation rights will increase or decrease the stock appreciation rights liability, and the Company will recognize an additional offset to other revenue and/or other operating expenses related to these changes.

14.   INSURANCE RECOVERIES

During 2014, the Company incurred damage to buildings from multiple severe storms at the Racetrack and received $988,000 in total insurance proceeds. As of December 31, 2014, the Company recognized a $958,000 insurance recoveries gain in the Consolidated Statements of Operations as “Gain on insurance recoveries”.  The storms did not cause any material interruptions to the business or impact on the Company’s consolidated financial results of operations. Based on future events, the Company may receive additional insurance proceeds.  The Company has concluded that these additional funds represent contingent gains and have not, in accordance with U.S. GAAP, accounted for them in the Company’s 2014 consolidated financial statements.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2014.  In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).  Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2014.

(c)	Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended December 31, 2014, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not Applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Incorporated by Reference.

Information required under Item 401 (except as noted below), 405, 406, and 407 (c) (3), (d) (4), and (d) (5) of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 4, 2015 (the “2014 Proxy Statement”), a definitive copy of which will be filed with the Commission within 120 days of the close of the 2014 fiscal year, which information is incorporated herein by reference.  Information required under Item 402 of Regulation S-K regarding executive officers is presented under Item 1(c)(x) herein.

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

PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a).	The following Consolidated Financial Statements of Canterbury Park Holding Corporation and subsidiaries are included in Part II, Item 8 pages 31-51:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014 and 2013

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

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

Dated: March 30, 2015	CANTERBURY PARK HOLDING CORPORATION

	By	/s/ Randall D. Sampson
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

Signature	Title	Date

/s/ Curtis A. Sampson	Chairman of the Board	March 30, 2015
Curtis A. Sampson

/s/ Dale H. Schenian	Vice Chairman; Director	March 30, 2015
Dale H. Schenian

/s/ Randall D. Sampson	Chief Executive Officer, President,	March 30, 2015
Randall D. Sampson	General Manager, Treasurer, and Director

/s/ Patrick R. Cruzen	Director	March 30, 2015
Patrick R. Cruzen

/s/ Burton F. Dahlberg	Director	March 30, 2015
Burton F. Dahlberg

/s/ Carin J. Offerman	Director	March 30, 2015
Carin J. Offerman

/s/ David C. Hansen	Chief Financial Officer* and Secretary	March 30, 2015
David C. Hansen

* Principal Accounting Officer

CANTERBURY PARK HOLDING CORPORATION

Exhibit Index To
Form 10-K for the Year Ended December 31, 2014

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

