Form 10-K/A
period 2014-12-31
CANTERBURY PARK HOLDING CORP
filed 2015-04-02
CIK 926761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ______ to ______

Commission File Number: 001-31569 CANTERBURY PARK HOLDING CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1775532
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1100 Canterbury Road Shakopee, MN 55379
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code:  (952) 445-7223

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value	The NASDAQ Stock Market LLC
Title of Each Class	Name of Exchange on which Registered

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

EXPLANTORY NOTE

This Amendment No. 1 is being filed solely for the purpose of inserting corrected dates on the “Report of Independent Registered Public Accounting Firm” appearing on page 32 of the Form 10-K and in Exhibit 23.2 “Consent of Independent Registered Public Accounting Firm” of our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on March 30, 2015.

This Form 10-K/A does not reflect events occurring after the original filing of our Annual Report on Form 10-K on March 30, 2015 and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original filing of our Annual Report on Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the original filing of our Annual Report on Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A.

2

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

/s/ Grant Thornton LLP

Minneapolis, Minnesota

March 31, 2014

3

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 2, 2015	CANTERBURY PARK HOLDING CORPORATION

	By	/s/ Randall D. Sampson
Randall D. Sampson President and Chief Executive Officer

4

CANTERBURY PARK HOLDING CORPORATION

Exhibit Index To

Form 10-K/A for the Year Ended December 31, 2014

Exhibit Table Reference	Title of Document	Location in Consecutive Numbering System as Filed with the Securities and Exchange Commission

23.2	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 0f 2002	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

5