Form 10-Q
period 2015-03-31
CANTERBURY PARK HOLDING CORP
filed 2015-05-15
CIK 926761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number:  001-31569

CANTERBURY PARK HOLDING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1775532
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

The Company had 4,200,381 shares of common stock, $.01 par value, outstanding as of May 1, 2015

1

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,545,692	$8,761,925
Restricted cash	1,792,689	1,069,181
Short-term investments	204,743	204,525
Accounts receivable, net of allowance of $22,294 for both periods	231,057	192,674
Inventory	248,063	231,545
Prepaid expenses	525,857	541,822
Deferred income taxes	260,500	265,900
Due from Minnesota horsemen associations	—	125,828
Total current assets	12,808,601	11,393,400

LONG-TERM ASSETS
Deposits	26,400	26,400
Land, buildings and equipment, net of accumulated depreciation of $24,492,732 and $24,010,738, respectively	29,342,678	28,075,879
	$42,177,679	$39,495,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,794,456	$2,174,466
Card Casino accruals	2,057,544	1,401,336
Accrued wages and payroll taxes	1,265,334	1,198,705
Accrued property taxes	814,455	653,385
Income taxes payable	66,152	388,910
Payable to horsepersons	272,829	211,571
Total current liabilities	8,270,770	6,028,373

LONG-TERM LIABILITIES
Deferred income taxes	1,832,000	1,972,400
Stock appreciation rights	582,597	499,734
Total long-term liabilities	2,414,597	2,472,134
TOTAL LIABILITIES	10,685,367	8,500,507

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,205,363 and 4,201,371, respectively, shares issued and outstanding	42,054	42,013
Additional paid-in capital	17,697,420	17,589,349
Retained earnings	13,752,838	13,363,810
Total stockholders’ equity	31,492,312	30,995,172
	$42,177,679	$39,495,679

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
OPERATING REVENUES:
Pari-mutuel	$1,370,267	$1,529,632
Card Casino	6,840,627	6,420,171
Food and beverage	1,003,690	968,407
Other	692,295	492,443
Total Revenues	9,906,879	9,410,653
Less: Promotional allowances	(25,841)	(36,199)
Net Revenues	9,881,038	9,374,454

OPERATING EXPENSES:
Purse expense	881,452	860,143
Minnesota Breeders’ Fund	142,826	147,990
Other pari-mutuel expenses	284,270	337,907
Salaries and benefits	4,575,758	4,209,822
Cost of concession and other sales	521,154	536,734
Depreciation	564,105	526,620
Utilities	280,042	323,483
Advertising and marketing	205,608	145,885
Other operating expenses	1,763,517	1,593,039
Total Operating Expenses	9,218,732	8,681,623
INCOME FROM OPERATIONS	662,306	692,831
OTHER INCOME:
Interest income	616	637
INCOME BEFORE INCOME TAXES	662,922	693,468
INCOME TAX EXPENSE	(274,242)	(287,461)
NET INCOME	$388,680	$406,007

NET INCOME PER SHARE:
Basic	$.09	$.10
Diluted	$.09	$.10

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	4,209,473	4,180,547
Diluted	4,215,874	4,198,878

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating Activities:
Net income	$388,680	$406,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	564,105	526,620
Stock-based compensation expense	74,963	60,370
Deferred income taxes	(135,000)	(72,499)
Stock appreciation rights	82,863	90,646
Changes in operating assets and liabilities:
Increase in restricted cash	(723,508)	(652,375)
Increase in accounts receivable	(38,383)	(19,115)
Decrease (increase) in other current assets	125,275	140,833
Decrease (increase) in income taxes (payable) receivable	(322,758)	314,961
Increase in accounts payable	1,237,149	297,866
Increase in Card Casino accruals	656,208	657,708
Increase in accrued wages and payroll taxes	66,629	147,323
Increase in accrued property taxes	161,070	161,046
Increase in payable to horsepersons	61,258	180,678
Net cash provided by operating activities	2,198,551	2,240,069

Investing Activities:
Additions to buildings and equipment	(1,448,061)	(837,336)
Purchase of investments	(218)	(236)
Net cash used in investing activities	(1,448,279)	(837,572)

Financing Activities
Proceeds from issuance of common stock	33,495	26,904
Net cash provided by financing activities	33,495	26,904

Net increase (decrease) in cash and cash equivalents	783,767	1,429,401

Cash and cash equivalents at beginning of period	8,761,925	8,739,209

Cash and cash equivalents at end of period	$9,545,692	$10,168,610

Supplemental disclosure of non-cash investing and financing activities:
Additions to buildings and equipment funded through accounts payable	$429,000	$58,000

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$732,000	$45,000

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

Basis of Presentation and Preparation – The accompanying condensed consolidated financial statements include the accounts of the Company (Canterbury Park Holding Corporation, Canterbury Park Concession, Inc. and Shakopee Valley RV Park Acquisition Company, LLC). Intercompany accounts and transactions have been eliminated. The preparation of these condensed consolidated financial statements in conformity with accounting principle generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Certain prior period amounts in the notes to the condensed consolidated financial statements have been reclassified to conform to the current period’s presentation. In the first quarter of 2015, the Company changed its reportable operating segment allocation and began allocating “Special Events” to Food and Beverage that were previously included in the Horse Racing segment. The Company has reclassified the corresponding prior period amounts to conform to the current period’s presentation as further described in Note 5, “Operating Segments.”

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2014, included in its Annual Report on Form 10-K (the “2014 Form 10-K”).

Summary of Significant Accounting Policies  – A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2014.  There were no material changes in significant accounting policies during the quarter ended March 31, 2015.

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) – The Minnesota Pari-mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, approximately $505,000 and $650,000 for the three months ended March 31, 2015 and 2014, respectively, related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company, and therefore are not recorded on the Company’s Consolidated Balance Sheet.

Recent Accounting Pronouncement –In May 2014, the Financial Accounting Standards Board issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers.  The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new guidance implements a five-step process for customer contract revenue recognition.  The guidance also requires enhanced disclosures relating to the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers.  This new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early adoption is prohibited.  Entities can transition to the new guidance either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company is evaluating the impact of the amended revenue recognition guidance on the Company’s consolidated financial statements but does not believe it will have a significant impact.

2.     STOCK-BASED COMPENSATION

Stock-based compensation is recorded at fair value as of the date of grant and included in the salaries and benefits expense line item on the consolidated statements of operations and amounted to $75,000 and $60,000 for the three months ended March 31, 2015 and 2014, respectively.

Board of Directors Stock Option and Restricted Stock Grants

The Company’s Stock Plan was amended to authorize annual grants to non-employee members of the Board of Directors of restricted stock or stock options, or both, as determined by the Board.  Options granted under the Plan generally expire 10 years after the grant date and generally become exercisable over a four year period. Generally the restricted stock vests 100% after one year and is subject to restrictions on resale for an additional year. Restricted stock awards are subject to forfeiture if a board member terminates prior to the shares vesting. As of March 31, 2015, the non-vested balance was 13,040 shares with a weighted average fair value of $10.61 per share.

Employee Stock Option Grants

The Company has granted incentive stock options to employees pursuant to the Company’s Stock Plan with an exercise price equal to the market price on the date of grant.  The options vest over a 42-month period and expire in 10 years.

A summary of stock option activity as of March 31, 2015 and changes during the three months then ended is presented below:

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Grant Date Fair Value

Outstanding at January 1, 2015	255,252	$9.63
Granted	—	—
Exercised	(750)	7.52
Expired/Forfeited	(15,000)	17.10
Outstanding at March 31, 2015	239,502	$9.17	3.9 Years	$2,195,772

Exercisable at March 31, 2015	239,502	$9.17	3.9 Years	$2,195,772

Employee Deferred Stock Award Grants

Employee deferred stock awards are subject to forfeiture if an employee terminates prior to the vesting. Generally, the awards vest ratably over a four-year period and compensation costs are recognized over the vesting period. Compensation costs are recorded in “Salaries and benefits” on the Consolidated Statements of Operations.

A summary of the changes in employee deferred stock award grants as of March 31, 2015, is as follows:

	Deferred Stock	Weighted Average Fair Value Per Share
Non-Vested Balance, January 1, 2015	34,750	$10.27
Granted	1,000	10.01
Vested	(250)	10.01
Forfeited	—	—
Non-Vested Balance, March 31, 2015	35,500	$10.26

Stock Appreciation Rights (“SARs”)

As part of the Cooperative Marketing Agreement discussed in Note 7, on June 14, 2012, the Company signed a Stock Appreciation Rights Agreement (the “SAR Agreement”) and issued SARs to non-employees.  The SAR Agreement grants rights to the non-employees to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties.  Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30.  Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in January 2013.  As of March 31, 2015, 66,000 rights had vested.  The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over $14.30.  SARs have no effect on dilutive shares or shares outstanding as any appreciation of the Company’s common stock value over $14.30 is paid in cash and not in common stock.  The SAR Agreement and all rights granted expire on December 31, 2022.

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

The following weighted-average assumptions were used in calculating the fair value of SARs granted during the three months ended March 31, 2015 and 2014, using the Black-Scholes valuation model;

	March 31, 2015	March 31, 2014
Expected dividend yield	0.00%	0.00%
Expected weighted-average volatility	53.8%	50.0%
Risk-free interest rate	1.77%	2.55%
Expected term of SARs (in years)	7.75	8.75%

There have been no exercises of SARs as of March 31, 2015.  The total liability of the SARs as of March 31, 2015 was $582,597.

Changes to the Company’s non-vested SARs during the three months ended March 31, 2015 were as follows:

	SARs	Weighted Average Fair Value
Non-vested SARs at December 31, 2014	115,500	$4.50
Granted	—	—
Vested	(16,500)	5.04
Cancellations	—	—
Non-vested SARs at March 31, 2015	99,000	$5.04

3.     NET INCOME PER SHARE COMPUTATIONS

 The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net income (numerator) amounts used for basic and diluted per share computations:	$388,680	$406,007

Weighted average shares (denominator) of common stock outstanding:
Basic	4,209,473	4,180,547
Plus dilutive effect of stock options	6,401	18,331
Diluted	4,215,874	4,198,878

Net income per common share:
Basic	$.09	$.10
Diluted	.09	.10

Options to purchase 75,000 shares of common stock at an average price of $13.45 per share were outstanding but not included in the computation of diluted net income per share for the three months ended March 31, 2015 because the options were out of the money at March 31, 2015.

Options to purchase 92,500 shares of common stock at an average price of $14.15 per share were outstanding but not included in the computation of diluted net income per share for the three months ended March 31, 2014 because the options were out of the money at March 31, 2014.

4.     GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000 and expires on May 4, 2015.  The Company had no borrowings under the credit line during the three months ended March 31, 2015 or the year ended December 31, 2014.  The credit agreement contains covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements at all times throughout the three months ended March 31, 2015.

5.     OPERATING SEGMENTS

The Company has three reportable operating segments: horse racing, card casino, and food and beverage.  The horse racing segment primarily represents simulcast and live horse racing operations.  The Card Casino segment represents operations of Canterbury Park’s Card Casino, and the food and beverage segment represents food and beverage operations provided during simulcast and live racing, in the Card Casino, and during special events.  The Company’s reportable operating segments are strategic business units that offer different products and services.  They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services.  The Minnesota Racing Commission regulates the horse racing and Card Casino segments.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the 2014 Annual Report on Form 10-K. In the first quarter of 2015, the Company changed its reportable operating segment allocation and began allocating “Special Events” to Food and Beverage segment that were previously included in the Horse Racing segment. The Company has reclassified the corresponding prior period amounts to conform to the current period’s presentation

Depreciation, interest and income taxes are allocated to the segments, but no allocation is made to food and beverage for shared facilities.  However, the food and beverage segment pays approximately 25% of gross revenues earned on live racing and special event days to the horse racing segment for use of the facilities.

The following tables provide information about the Company’s operating segments (in 000’s):

	Three Months Ended March 31, 2015
	Horse Racing	Card Casino	Food and Beverage	Total

Net revenues from external customers	$2,035	$6,841	$1,005	$9,881

Intersegment revenues	67	—	328	395

Net interest income	1	—	—	1

Depreciation	428	106	30	564

Segment (loss) income before income taxes	(445)	1,121	151	827

	At March 31, 2015
Segment Assets	$40,391	$1,112	$15,801	$57,304

	Three Months Ended March 31, 2014
	Horse Racing	Card Casino	Food and Beverage	Total
Net revenues from external customers	$1,985	$6,420	$969	$9,374

Intersegment revenues	64	—	292	356

Net interest income	1	—	—	1

Depreciation	390	106	31	527

Segment (loss) income before income taxes	(401)	1,161	26	786

	At December 31, 2014
Segment Assets	$37,606	$1,217	$15,595	$54,418

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Three Months Ended March 31,
	2015	2014
Revenues
Total net revenues for reportable segments	$10,276	$9,730
Elimination of intersegment revenues	(395)	(356)
Total consolidated net revenues	$9,881	$9,374

Income before income taxes
Total segment income before income taxes	$827	$786
Elimination of intersegment income before income taxes	(164)	(93)
Total consolidated income before income taxes	$663	$693

	March 31, 2015	December 31, 2014
Assets
Total assets for reportable segments	$57,304	$54,418
Elimination of intercompany receivables	(15,126)	(14,922)
Total consolidated assets	$42,178	$39,496

6.     COMMITMENTS AND CONTINGENCIES

In accordance with an Earn Out Promissory Note given to the prior owner of the Racetrack as part of the consideration paid by the Company to acquire the Racetrack in 1994, if (i) off-track betting becomes legally permissible in the State of Minnesota and (ii) the Company begins to conduct off-track betting with respect to or in connection with its operations, the Company will be required to pay to the IMR Fund, L.P. the greater of $700,000 per operating year, as defined, or 20% of the net pretax profit, as defined for each of five operating years.  At this time, management believes that the likelihood that these two conditions will be met and that the Company will be required to pay these amounts is remote.  At the date (if any) that these two conditions are met, the five minimum payments will be discounted back to their present value and the sum of those discounted payments will be capitalized as part of the purchase price in accordance with GAAP.  The purchase price will be further increased if payments become due under the “20% of Net Pretax Profit” calculation.  The first payment is to be made 90 days after the end of the third operating year in which off-track betting is conducted by the Company.  Remaining payments would be made within 90 days of the end of each of the next four operating years.

Additionally, the Company entered into the Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”) which became effective on June 15, 2012 and was amended in January 2015.  The CMA contains certain covenants which, if breached, would trigger an obligation to repay a specified amount related to such covenant.  At this time, management believes that the likelihood that the breach of a covenant will occur and that the Company will be required to pay the specified amount related to such covenant is remote.

The Company is periodically involved in various claims and legal actions arising in the normal course of business.  Management believes that the resolution of any pending claims and legal actions at March 31, 2015 and as of the date of this report will not have a material impact on the Company’s consolidated financial results of operations.

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

Under the terms of the CMA, the SMSC paid the horsemen $6.2 million and $5.3 million in the first quarter of 2015 and 2014, respectively, primarily for purse enhancements.

Under the CMA, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events.  Under the CMA, the Company received marketing payments of $944,000 and $660,000 in the first quarter of 2015 and 2014, respectively.

Effective January 2015, the CMA was amended to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.”  Under the CMA as amended, SMSC agreed to make the following purse enhancement and marketing payments for 2016 through 2022:

Year	Purse Enhancement Payments to Horsemen[1]	Marketing Payments to Canterbury Park
2016	$6,947,820	$1,038,180
2017	7,642,602	1,141,998
2018	7,830,000	1,170,000
2019	7,830,000	1,170,000
2020	7,830,000	1,170,000
2021	7,830,000	1,170,000
2022	7,830,000	1,170,000

1  Includes $100,000 each year to various horsemen associations.

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations.  For the three months ended March 31, 2015, the Company recorded $65,000 in other revenue and incurred $8,000 in advertising and marketing expense and $57,000 in depreciation related to the SMSC marketing payment.  For the three months ended March 31, 2014, the Company recorded $59,000 in other revenue and incurred $6,000 in advertising and marketing expense and $53,000 in depreciation related to the SMSC marketing payment.  The excess of amounts received over revenue is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheets.

Under the CMA, the Company agreed it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

As part of the CMA and pursuant to a related SAR Agreement dated June 14, 2012, the Company issued stock appreciation rights to the SMSC.  The SAR Agreement granted rights to the SMSC to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties.  Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30.  Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in January 2013.  As of March 31, 2015, 66,000 rights had vested.   The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over the grant price.  The SAR Agreement and all rights granted expire on December 31, 2022.  The liability related to these stock appreciation rights is recorded as a long-term liability and the Company recognizes the income or expense related to the fluctuation in the value of the stock appreciation rights against the revenues recorded relating to the marketing payment due to the nature of the CMA.  Any excess expenses will be recognized as a component of other operating expenses. For the three months ended March 31, 2015, the Company recognized $83,000 of expense related to these stock appreciation rights, of which $83,000 was recorded as an offset to other revenue.   For the three months ended March 31, 2014, the Company recognized $91,000 of expense related to these stock appreciation rights, of which $59,000 was recorded as an offset to other revenue and $32,000 was recorded as other operating expenses.  In the future, changes in the fair value of these stock appreciation rights will increase or decrease the stock appreciation rights liability, and the Company will recognize an additional offset to other revenue and/or other operating expenses related to these changes.

8.     SUBSEQUENT EVENTS

On April 15, 2015, the Company entered into an agreement to purchase approximately 32 acres of land adjacent to the Racetrack property.  Under this agreement, the Company agreed to pay approximately $4.8 million and anticipates closing within the next six months.

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

Operations Review for the Three Months Ended March 31, 2015 and March 31, 2014:

EBITDA

EBITDA represents earnings before interest income, income tax expense, and depreciation and amortization.  EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance or cash flows from operating activities as a measure of liquidity.  EBITDA has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry.  Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do.   The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA (defined above), which is a non-GAAP measure, for the three months ended March 31, 2015 and 2014.

Summary oF EBITDA Data:

	Three Months Ended March 31,
	2015	2014
NET INCOME	$388,680	$406,007
Interest income	(616)	(637)
Income tax expense	274,242	287,461
Depreciation	564,105	526,620
EBITDA	$1,226,411	$1,219,451

EBITDA increased $7,000, or 0.6%, and decreased as a percentage of net revenues to 12.4% from 13.0% for the three months ended March 31, 2015 as compared to the same period in 2014. The slight increase is primarily due to increased depreciation expense partially offset by a decrease in net income and income tax expense.

Revenues:

Total net revenues increased $507,000, or 5.4%, during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This increase is primarily attributable to increases in Card Casino and food and beverage revenue of 6.5% and 3.6%, respectively, offset by a decrease in Pari-mutuel revenue of 10.4%. See below for a further discussion of revenue.

Pari-mutuel Data and Simulcasting Revenues:

	Three Months Ended March 31,
	2015	2014
Simulcast racing days	90	90
Simulcast handle	$6,286,000	$7,261,000
Average daily handle	70,000	81,000

Pari-mutuel revenue decreased $159,000, or 10.4%, in the three months ended March 31, 2015 compared to the same period in 2014. Total handle wagered for the first three months of 2015 was down $975,000, or 13.4%, compared to the same period last year. The decrease is primarily attributable to adverse winter weather in the northeast region of the United States which caused the cancellation of a significant number of races at racetracks simulcasting their signal to our Racetrack during the first quarter of 2015. As of August 1, 2014, North Metro Harness Initiative, LLC was approved and authorized to simulcast and wager on Thoroughbred and Quarter Horse races causing a decrease in pari-mutuel revenue. Additionally, Internet-based interactive gaming and wagering is growing rapidly and adversely affects pari-mutuel wagering offered by the Company. In comparison, according to figures published by Equibase, total handle for the racing industry declined 5.2% for the three months ended March 31, 2015, compared to the same period of 2014.

Card Casino Revenue:

	Three Months Ended March 31,
	2015	2014
Poker Games	$2,477,000	$2,478,000
Table Games	3,781,000	3,311,000
Total Collection Revenue	6,258,000	5,789,000
Other Revenue	584,000	631,000
Total Card Casino Revenue	$6,842,000	$6,420,000

Number of Days Offered	90	90
Average Revenue per Day	$76,000	$71,000

The primary source of Card Casino revenue is a percentage of the wagers received from the players as compensation for providing the Card Casino facility and services, referred to as “collection revenue.” Other Revenue presented above includes fees collected for the administration of tournaments and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds.

Total Card Casino revenue increased $422,000 or 6.5%, for the first three months of 2015 compared to the same period in 2014. Table games collection revenue increased $470,000, or 14.2% compared to the first three months of 2014. Management believes these increases in table games collection revenue were due to the increased effectiveness of our new customer relationship management system and more favorable weather conditions during the first quarter of 2015 compared to the same period of 2014.

Food and Beverage Revenue:

Food and beverage revenue increased $35,000, or 3.6%, for the quarter ended March 31, 2015 compared to the same quarter in 2014, primarily due to increased attendance in the Card Casino.

Operating Expenses:

Total operating expenses in the first quarter of 2015 increased $537,000, or 6.2%, compared to the three-month period ended March 31, 2014. The following paragraphs provide further detail regarding operating expenses.

Total expense for statutory purses and the Minnesota Breeders’ Fund increased $17,000, or 1.7%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Both purse and Breeders’ Fund expenses are determined by wagering levels on our Card Casino and live and simulcast racing.

Other pari-mutuel expenses decreased $54,000, or 15.9%, compared to the first quarter of 2014, primarily due to lower overall handle.

Salaries and benefits increased $366,000, or 8.7%, compared to the first quarter of 2014. The increase is primarily due to the increase of the minimum wage that went into effect on August 1, 2014 and additional personnel related to catering and events initiatives.

Depreciation expense increased $37,000, or 7.1%, compared to the first quarter of 2014.  The increase is a result of additions to buildings and equipment including the new Expo Center.

Utilities decreased $43,000, or 13.4%, compared to the first quarter of 2014. The decrease is primarily attributable to 2014 being one of the coldest winters Minnesota has experienced in decades.

Advertising and marketing costs increased $60,000, or 40.9%, in 2015 compared to the first quarter of 2014.  The increases are primarily attributable to the increased expenditures funded by payments under the CMA for joint marketing, including the RiverSouth campaign, an area wide marketing initiative designed to increase visitors to Shakopee’s entertainment, hospitality and retail businesses.

Net Income:

Income before income taxes was $662,000 for the three months ended March 31, 2015 compared to $693,000 for the three months ended March 31, 2014. Income tax expense was $274,000 for the first quarter of 2015 compared to $287,000 for the first quarter of 2014, resulting in net income of $389,000 and $406,000 for 2015 and 2014, respectively.

Subsequent Events:

On April 15, 2015, the Company entered into an agreement to purchase approximately 32 acres of land adjacent to the Racetrack property.  Under this agreement, the Company agreed to pay approximately $4.8 million and anticipates closing within the next six months.

Contingencies:

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

Liquidity and Capital Resources:

Net cash provided by operating activities for the three months ended March 31, 2015 was $2,199,000 primarily as a result of the following: The Company reported net income of $389,000 and depreciation of $564,000. The Company also experienced an increase in accounts payable and accrued wages and payroll taxes of $1,304,000 and Card Casino accruals of $656,000. This was partially offset by an increase in restricted cash of approximately $724,000.

Net cash provided by operating activities for the three months ended March 31, 2014 was $2,240,000 primarily as a result of the following: The Company reported net income of $406,000 and depreciation of $527,000. The Company experienced an increase in accounts payable and accrued wages and payroll taxes of $445,000 and Card Casino accruals also increased $658,000.

Net cash used in investing activities for the first quarter of 2015 of $1,448,000 was used primarily for a variety of equipment purchases and building remodel projects. Net cash used in investing activities for the first quarter of 2014 of $838,000 was used primarily for a variety of equipment purchases.

Net cash provided by financing activities during the first three months of 2015 and 2014 consisted of purchases of stock through the Employee Stock Purchase Plan and proceeds received upon the exercise of stock options of $33,000 and $27,000, respectively.

The Company has a general credit and security agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000 and expires on May 4, 2015.  The Company had no borrowings under the credit line during the three months ended March 31, 2015 or the year ended December 31, 2014.  The credit agreement contains covenants requiring the Company to maintain certain financial ratios.  The Company was in compliance with these requirements at all times throughout the three months ended March 31, 2015.

The Company’s cash and cash equivalent balance at March 31, 2015 was $9.5 million compared to $8.8 million at December 31, 2014. The Company believes that unrestricted funds available in its cash accounts, amounts available under its revolving line of credit, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements for regular operations during 2015.

Critical Accounting Policies and Estimates:

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are included in Note 1 to our consolidated financial statements in our 2014 Annual Report on Form 10-K. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 69.6% of our total assets at March 31, 2015. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows. If the sum of the related expected future net cash flows is less than the carrying value, management would determine how much of an impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. To date, we have determined that no impairment of these assets exists.

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

Commitments and Contractual Obligations:

On June 4, 2012, the Company entered into the CMA with the SMSC that expires December 31, 2022.  See “Cooperative Marketing Agreement” below.

Legislation:

Legislation signed by Minnesota’s Governor on April 15, 2014 increased the minimum wage that must be paid by the Company from $7.25 to $8.00 effective August 1, 2014, with further scheduled increases to $9.00 per hour on August 1, 2015 and to $9.50 per hour on August 1, 2016.  In addition, starting January 1, 2018, the minimum wage will increase at the beginning of each year by the rate of inflation with a maximum increase of up to 2.5% per year.  The legislation includes a 90-day training wage of $7.75 for 18 and 19-year-olds and, under certain conditions, for 16 and 17- year olds.  Prior to August 1, 2014, the Company employs a large number of individuals who received an hourly wage equal to or slightly above $7.25 per hour.  As a result, this legislation had an adverse effect in 2014 and will continue to have an adverse effect in 2015 and beyond.  While we may be able to mitigate the impact of this increase by raising our prices or reducing our employee count, these measures could themselves have an adverse effect because higher prices and diminished service levels may discourage customers from visiting to the Racetrack.  To the extent we are not able to implement such price increases and cost cutting measures, the increase in the minimum wage will adversely affect our net income.

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

Under the terms of the CMA, the SMSC paid the horsemen $6.2 million and $5.3 million in the first quarter of 2015 and 2014, respectively, primarily for purse enhancements.

Under the CMA, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events.  Under the CMA, the Company received marketing payments of $944,000 and $660,000 in the first quarter of 2015 and 2014, respectively.

Effective January 2015, the CMA was amended to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.”  Under the CMA as amended, SMSC agreed to make the following purse enhancement and marketing payments for 2016 through 2022:

Year	Purse Enhancement Payments to Horsemen [1]	Marketing Payments to Canterbury Park
2016	$6,947,820	$1,038,180
2017	7,642,602	1,141,998
2018	7,830,000	1,170,000
2019	7,830,000	1,170,000
2020	7,830,000	1,170,000
2021	7,830,000	1,170,000
2022	7,830,000	1,170,000

[1] Includes $100,000 each year to various horsemen associations.

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations.  For the three months ended March 31, 2015, the Company recorded $65,000 in other revenue and incurred $8,000 in advertising and marketing expense and $57,000 in depreciation related to the SMSC marketing payment.  For the three months ended March 31, 2014, the Company recorded $59,000 in other revenue and incurred $6,000 in advertising and marketing expense and $53,000 in depreciation related to the SMSC marketing payment.  The excess of amounts received over revenue is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheets.

Under the CMA, the Company agreed it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

As part of the CMA and pursuant to a related SAR Agreement dated June 14, 2012, the Company issued stock appreciation rights to the SMSC.  The SAR Agreement granted rights to the SMSC to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties.  Each right represents the right to   be paid the appreciation in the value of one share of stock above $14.30.  Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in January 2013.  As of March 31, 2015, 66,000 rights had vested.   The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over the grant price.  The SAR Agreement and all rights granted expire on December 31, 2022.  The liability related to these stock appreciation rights is recorded as a long-term liability and the Company recognizes the income or expense related to the fluctuation in the value of the stock appreciation rights against the revenues recorded relating to the marketing payment due to the nature of the CMA.  Any excess expenses will be recognized as a component of other operating expenses. For the three months ended March 31, 2015, the Company recognized $83,000 of expense related to these stock appreciation rights, of which $83,000 was recorded as an offset to other revenue.   For the year ended March 31, 2014, the Company recognized $91,000 of expense related to these stock appreciation rights, of which $59,000 was recorded as an offset to other revenue and $32,000 was recorded as other operating expenses.  In the future, changes in the fair value of these stock appreciation rights will increase or decrease the stock appreciation rights liability, and the Company will recognize an additional offset to other revenue and/or other operating expenses related to these changes.

Forward-Looking Statements:

From time-to-time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, we may make forward-looking statements concerning possible or anticipated future financial performance, prospective business activities or plans which are typically preceded by words such as “believes,” “expects,” “anticipates,” “intends” or similar expressions. For such forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could affect our actual results and cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: material fluctuations in attendance at the Racetrack, decline in interest in wagering on horse races at the Racetrack, at other tracks, or on unbanked card games offered at the Card Casino, competition from other venues offering unbanked card games or other forms of wagering, competition from other sports and entertainment options, increases in compensation and employee benefit costs, increases in the percentage of revenues allocated for purse fund payments, higher than expected expenses related to new marketing initiatives, the impact of wagering products and technologies introduced by competitors, legislative and regulatory decisions and changes, the general health of the gaming sector, and other factors that are beyond our ability to control or predict.

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

(b)           Changes in Internal Control over Financial Reporting:

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.                    Legal Proceedings

Not Applicable.

Item 1A.                 Risk Factors

There have been no material changes to the Risk Factors reported under Item 1A in the Form 10-K for the year ended December 31, 2014, and the risk factors presented therein are incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable.
(b)	Not Applicable.
(c)
On December 17, 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 12b-18 in open market transactions, block purchases of privately negotiated transactions (the “2008 Stock Repurchase Plan”).  From its adoption until August 13, 2012, the Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and, on such date, authorized the repurchase of an additional 100,000 shares of the Company’s common stock.  The Company did not repurchase any shares during the first quarter of 2015.  The maximum number of shares that may yet be purchased under the above authorizations is 128,781 as of March 31, 2015.

Item 3.                    Defaults upon Senior Securities

Not Applicable.

Item 4.                    Mine Safety Disclosures

Not Applicable.

Item 5.                    Other Information

Not Applicable.

Item 6.                    Exhibits

(a)	The following exhibits are included herein:

11	Statement re computation of per share earnings – See Net Income Per Share under Note 1 of Notes to Consolidated Financial Statements under Part 1, Item 1, which is incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1	Press release dated May 14, 2015 announcing 2015 first quarter financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: May 15, 2015	/s/ Randall D. Sampson
Randall D. Sampson, President and Chief Executive Officer

Dated: May 15, 2015	/s/ David C. Hansen
David C. Hansen, Vice President and Chief Financial Officer

