Form 10-Q
period 2015-06-30
CANTERBURY PARK HOLDING CORP
filed 2015-08-14
CIK 926761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number:  001-31569

CANTERBURY PARK HOLDING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1775532
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

The Company had 4,222,881 shares of common stock, $.01 par value, outstanding as of August 1, 2015.

1

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,820,331	$8,761,925
Restricted cash	5,063,219	1,069,181
Short-term investments	205,025	204,525
Accounts receivable, net of allowance of $22,294 for both periods	574,653	192,674
Inventory	356,881	231,545
Prepaid expenses	501,523	541,822
Deferred income taxes	250,500	265,900
Due from Minnesota horsemen associations	—	125,828
Total current assets	15,772,132	11,393,400

LONG-TERM ASSETS
Deposits	26,400	26,400
Land, buildings and equipment, net of accumulated depreciation of $25,023,041 and $24,010,738, respectively	30,381,808	28,075,879
	$46,180,340	$39,495,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7,536,684	$2,174,466
Card Casino accruals	1,889,876	1,401,336
Accrued wages and payroll taxes	1,201,466	1,198,705
Cash dividend payable	1,055,720	—
Accrued property taxes	653,790	653,385
Income taxes payable	60,498	388,910
Payable to horsepersons	284,155	211,571
Total current liabilities	12,682,189	6,028,373

LONG-TERM LIABILITIES
Deferred income taxes	1,731,600	1,972,400
Stock appreciation rights	641,420	499,734
Total long-term liabilities	2,373,020	2,472,134
TOTAL LIABILITIES	15,055,209	8,500,507

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,224,136 and 4,201,371, respectively, shares issued and outstanding	42,102	42,013
Additional paid-in capital	17,814,339	17,589,349
Retained earnings	13,268,690	13,363,810
Total stockholders’ equity	31,125,131	30,995,172
	$46,180,340	$39,495,679

See notes to condensed consolidated financial statements

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
OPERATING REVENUES:
Pari-mutuel	$3,325,970	$3,276,216	$4,696,236	$4,805,848
Card Casino	7,381,906	6,932,066	14,222,533	13,352,237
Food and beverage	2,518,847	2,099,973	3,522,538	3,068,380
Other	1,663,598	1,526,047	2,355,893	2,018,490
Total Revenues	14,890,321	13,834,302	24,797,200	23,244,955
Less: Promotional allowances	(42,244)	(49,588)	(68,085)	(85,787)
Net Revenues	14,848,077	13,784,714	24,729,115	23,159,168

OPERATING EXPENSES:
Purse expense	2,050,913	2,025,722	2,932,366	2,885,865
Minnesota Breeders’ Fund	255,754	252,750	398,579	400,740
Other pari-mutuel expenses	519,915	557,701	804,184	895,608
Salaries and benefits	5,704,602	5,265,485	10,280,360	9,475,307
Cost of concession and other sales	1,137,371	1,024,981	1,658,525	1,561,715
Depreciation	607,605	508,635	1,171,710	1,035,255
Utilities	299,074	350,262	579,117	673,745
Advertising and marketing	703,698	674,187	909,309	820,072
Other operating expenses	2,600,177	2,373,109	4,363,768	3,966,148
Total Operating Expenses	13,879,109	13,032,832	23,097,918	21,714,455
INCOME FROM OPERATIONS	968,968	751,882	1,631,197	1,444,713
OTHER INCOME:
Interest income	688	712	1,305	1,349
INCOME BEFORE INCOME TAXES	969,656	752,594	1,632,502	1,446,062
INCOME TAX EXPENSE	(398,006)	(309,660)	(672,248)	(597,121)
NET INCOME	$571,650	$442,934	$960,254	$848,941

NET INCOME PER SHARE:
Basic	$.14	$.11	$.23	$.20
Diluted	$.14	$.11	$.23	$.20

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	4,220,703	4,185,908	4,215,158	4,183,512
Diluted	4,229,938	4,200,325	4,218,860	4,201,818

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating Activities:
Net income	$960,254	$848,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,171,710	1,035,255
Stock-based compensation expense	157,983	127,485
Deferred income taxes	(225,400)	(74,200)
Stock appreciation rights	141,686	(7,895)
Tax benefit from exercise of stock-based awards	(4,060)	—
Changes in operating assets and liabilities:
Increase in restricted cash	(3,994,038)	(3,139,165)
Increase in accounts receivable	(381,979)	(297,434)
Decrease in other current assets	40,791	77,027
Decrease (increase) in income taxes (payable) receivable	(332,145)	346,321
Increase in accounts payable	5,226,191	4,194,011
Increase in Card Casino accruals	488,540	153,472
Increase in accrued wages and payroll taxes	2,761	61,173
Increase in accrued property taxes	405	1,265
Increase in payable to horsepersons	72,584	224,916
Net cash provided by operating activities	3,325,283	3,551,172

Investing Activities:
Additions to buildings and equipment	(3,342,762)	(1,759,986)
Purchase of investments	(500)	(458)
Net cash used in investing activities	(3,343,262)	(1,760,444)

Financing Activities
Proceeds from issuance of common stock	72,325	47,877
Tax benefit from exercise of stock-based awards	4,060	7,895
Net cash provided by financing activities	76,385	55,772

Net increase (decrease) in cash and cash equivalents	58,406	1,846,500

Cash and cash equivalents at beginning of period	8,761,925	8,739,209

Cash and cash equivalents at end of period	$8,820,331	$10,585,709

Supplemental disclosure of non-cash investing and financing activities:
Additions to buildings and equipment funded through accounts payable	$182,000	$363,000
Dividend declared	$1,056,000	$—

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$1,222,000	$325,000

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Summary of Significant Accounting Policies – A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2014. There were no material changes in significant accounting policies during the quarter ended June 30, 2015.

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) – The Minnesota Pari-mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, approximately $1,443,000 and $1,948,000 for the three and six months ended June 30, 2015, respectively, compared to $1,425,000 and $2,075,000 for the comparable periods in 2014 related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company, and therefore are not recorded on the Company’s Consolidated Balance Sheet.

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

Stock-based compensation is recorded at fair value as of the date of grant and included in the salaries and benefits expense line item on the consolidated statements of operations and amounted to $86,000 and $67,000 for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, stock-based compensation totaled $158,000 and $127,000, respectively.

Board of Directors Stock Option and Restricted Stock Grants

The Company’s Stock Plan was amended to authorize annual grants to non-employee members of the Board of Directors of restricted stock or stock options, or both, as determined by the Board. Options granted under the Plan generally expire 10 years after the grant date and generally become exercisable over a four year period. Generally the restricted stock vests 100% after one year and is subject to restrictions on resale for an additional year. Restricted stock awards are subject to forfeiture if a board member terminates prior to the shares vesting. As of June 30, 2015 the non-vested balance was 13,940 shares with a weighted average fair value of $10.76 per share.

Employee Stock Option Grants

The Company has granted incentive stock options to employees pursuant to the Company’s Stock Plan with an exercise price equal to the market price on the date of grant. The options vest over a 42-month period and expire in 10 years.

A summary of stock option activity as of June 30, 2015 and changes during the six months ended is presented below:

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Grant Date Fair Value

Outstanding at January 1, 2015	255,252	$9.63
Granted	—	—
Exercised	(3,250)	6.35
Expired/Forfeited	(15,000)	17.10
Outstanding at June 30, 2015	237,002	$9.20	3.6 Years	$2,180,772

Exercisable at June 30, 2015	237,002	$9.20	3.6 Years	$2,180,772

Employee Deferred Stock Award Grants

Employee deferred stock awards are subject to forfeiture if an employee terminates prior to the vesting. Generally, the awards vest ratably over a four-year period and compensation costs are recognized over the vesting period. Compensation costs are recorded in “Salaries and benefits” on the Consolidated Statements of Operations.

A summary of the changes in employee deferred stock award grants as of June 30, 2015, is as follows:

	Deferred Stock	Weighted Average Fair Value Per Share
Non-Vested Balance, January 1, 2015	34,750	$10.27
Granted	1,000	10.01
Vested	(250)	10.01
Forfeited	—	—
Non-Vested Balance, June 30, 2015	35,500	$10.26

Stock Appreciation Rights (“SARs”)

As part of the Cooperative Marketing Agreement discussed in Note 7, on June 14, 2012, the Company signed a Stock Appreciation Rights Agreement (the “SAR Agreement”) and issued SARs to non-employees. The SAR Agreement grants rights to the non-employees to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties. Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30. Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in January 2013. As of June 30, 2015, 66,000 rights had vested. The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over $14.30. SARs have no effect on dilutive shares or shares outstanding as any appreciation of the Company’s common stock value over $14.30 is paid in cash and not in common stock. The SAR Agreement and all rights granted expire on December 31, 2022.

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

The following weighted-average assumptions were used in calculating the fair value of SARs as of June 30, 2015 and 2014, using the Black-Scholes valuation model:

	June 30, 2015	June 30, 2014
Expected dividend yield	0.00%	0.00%
Expected weighted-average volatility	54.4%	50.7%
Risk-free interest rate	2.12%	2.33%
Expected term of SARs (in years)	7.50	8.50

There have been no exercises of SARs as of June 30, 2015. The estimated value liability of the SARs as of June 30, 2015 was $641,420.

On July 30, 2015, as part of the sale agreement of Shakopee Valley RV Park, the SAR Agreement was cancelled (See Note 8. Subsequent Events).

Changes to the Company’s non-vested SARs during the six months ended June 30, 2015 were as follows:

	SARs	Weighted Average Fair Value
Non-vested SARs at December 31, 2014	115,500	$4.50
Granted	—	—
Vested	(16,500)	5.04
Cancellations	—	—
Non-vested SARs at June 30, 2015	99,000	$5.35

3.	NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the six months ended June 30, 2015 and 2014

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (numerator) amounts used for basic and diluted per share computations:	$571,650	$442,934	$960,254	$848,941

Weighted average shares (denominator) of common stock outstanding:
Basic	4,220,703	4,185,908	4,215,158	4,183,512
Plus dilutive effect of stock options	9,235	14,417	3,702	18,306
Diluted	4,229,938	4,200,325	4,218,860	4,201,818

Net income per common share:
Basic	$.14	$.11	$.23	$.20
Diluted	.14	.11	.23	.20

Options to purchase 75,000 shares of common stock at an average price of $13.45 per share were outstanding but not included in the computation of diluted net income per share for the three and six months ended June 30, 2015 because the options were out of the money at June 30, 2015.

Options to purchase 90,000 shares of common stock at an average price of $14.06 per share were outstanding but not included in the computation of diluted net income per share for the three and six months ended June 30, 2014 because the options were out of the money at June 30, 2014.

4.	GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000 and expires on May 5, 2016. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the six months ended June 30, 2015 or the year ended December 31, 2014. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements at all times throughout the six months ended June 30, 2015.

5.	OPERATING SEGMENTS

The Company has three reportable operating segments: horse racing, card casino, and food and beverage. The horse racing segment primarily represents simulcast and live horse racing operations. The Card Casino segment represents operations of Canterbury Park’s Card Casino, and the food and beverage segment represents food and beverage operations provided during simulcast and live racing, in the Card Casino, and during special events, as well as the special events operations. The Company’s reportable operating segments are strategic business units that offer different products and services. They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services. The Minnesota Racing Commission regulates the horse racing and Card Casino segments.

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

The following tables provide information about the Company’s operating segments (in 000’s):

	Six Months Ended June 30, 2015
	Horse Racing	Card Casino	Food and Beverage	Total

Net revenues from external customers	$6,879	$14,223	$3,627	$24,729

Intersegment revenues	376	—	675	1,051

Net interest income	1	—	—	1

Depreciation	900	211	60	1,171

Segment (loss) income before income taxes	(1,363)	3,051	629	2,317

At June 30, 2015
Segment Assets	$44,342	$1,006	$16,455	$61,803

	Six Months Ended June 30, 2014
	Horse Racing	Card Casino	Food and Beverage	Total

Net revenues from external customers	$6,735	$13,352	$3,072	$23,159

Intersegment revenues	234	—	627	861

Net interest income	1	—	—	1

Depreciation	772	211	52	1,035

Segment (loss) income before income taxes	(1,391)	2,949	544	2,102

At December 31, 2014
Segment Assets	$37,606	$1,217	$15,595	$54,418

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Six Months Ended June 30,
	2015	2014
Revenues
Total net revenues for reportable segments	$25,781	$24,020
Elimination of intersegment revenues	(1,052)	(861)
Total consolidated net revenues	$24,729	$23,159

Income before income taxes
Total segment income before income taxes	$2,317	$2,102
Elimination of intersegment income before income taxes	(685)	(656)
Total consolidated income before income taxes	$1,632	$1,446

	June 30,	December 31,
	2015	2014
Assets
Total assets for reportable segments	$61,803	$54,418
Elimination of intercompany receivables	(15,623)	(14,922)
Total consolidated assets	$46,180	$39,496

6.	COMMITMENTS AND CONTINGENCIES

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

On April 15, 2015, the Company entered into a purchase agreement and amended the agreement during June 2015 to acquire approximately 32 acres of land adjacent to the Racetrack. Under the amended agreement, the Company will purchase the land for $4.9 million with a closing date of December 15, 2015.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at June 30, 2015 and as of the date of this report will not have a material impact on the Company’s consolidated financial positions or results of operations.

7.	COOPERATIVE MARKETING AGREEMENT

On June 4, 2012, the Company entered into the CMA with the SMSC. The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s horse industry. Under the CMA, this is achieved through “Purse Enhancement Payments to Horsemen” paid directly to the MHBPA. Such payments have no direct impact on the Company’s consolidated financial statements or results of operations.

Under the terms of the CMA, the SMSC paid the horsemen $6.2 million and $5.3 million in the first quarter of 2015 and 2014, respectively, primarily for purse enhancements.

Under the CMA, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events. Under the CMA, the Company received marketing payments of $944,000 and $660,000 in the first six months of 2015 and 2014, respectively.

Effective January 2015, the CMA was amended to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.” Under the amended CMA, SMSC agreed to make the following purse enhancement and marketing payments for 2016 through 2022:

Year	Purse Enhancement Payments to Horsemen[1]	Marketing Payments to Canterbury Park
2016	$6,947,820	$1,038,180
2017	7,642,602	1,141,998
2018	7,830,000	1,170,000
2019	7,830,000	1,170,000
2020	7,830,000	1,170,000
2021	7,830,000	1,170,000
2022	7,830,000	1,170,000

[1] Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the six months ended June 30, 2015, the Company recorded $364,000 in other revenue and incurred $251,000 in advertising and marketing expense and $113,000 in depreciation related to the SMSC marketing payment. For the six months ended June 30, 2014, the Company recorded $399,000 in other revenue and incurred $294,000 in advertising and marketing expense and $105,000 in depreciation related to the SMSC marketing payment. The excess of amounts received over revenue is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheets.

Under the CMA, the Company agreed it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

As part of the CMA and pursuant to a related SAR Agreement dated June 14, 2012, the Company issued stock appreciation rights to the SMSC. The SAR Agreement granted rights to the SMSC to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties. Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30. Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in January 2013. As of June 30, 2015, 66,000 rights had vested. The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over the grant price. The SAR Agreement and all rights granted expire on December 31, 2022. The liability related to these stock appreciation rights is recorded as a long-term liability and the Company recognizes the income or expense related to the fluctuation in the value of the stock appreciation rights against the revenues recorded relating to the marketing payment due to the nature of the CMA. Any excess expenses will be recognized as a component of other operating expenses. For the six months ended June 30, 2015, the Company recognized $142,000 of expense related to these stock appreciation rights, of which $142,000 was recorded as an offset to other revenue. For the six months ended June 30, 2014, the Company recognized $34,000 of expense related to these stock appreciation rights, of which $34,000 was recorded as an offset to other revenue.

On July 30, 2015, as part of the sale agreement of Shakopee Valley RV Park the SAR Agreement was cancelled (See Note 8. Subsequent Events).

8.	SUBSEQUENT EVENTS

On July 10, 2015, the Company entered into an agreement to sell approximately 6 acres of land adjacent to the Racetrack. Under this agreement, the buyer agreed to purchase the land for approximately $1.4 million with a closing date within the next 90 days.

On July 30, 2015 the Company sold the land and buildings related to the Shakopee Valley RV Park located in Shakopee, Minnesota to SMSC. The purchase price paid by SMSC for these assets was $100,000 and the cancellation of Stock Appreciation Rights (SAR) with a June 30, 2015 liability carrying value of $641,000 that the Company issued to SMSC pursuant to the CMA.

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

Operations Review for the Three and six Months Ended June 30, 2015 and June 30, 2014:

EBITDA

EBITDA represents earnings before interest income, income tax expense, and depreciation and amortization. EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance or cash flows from operating activities as a measure of liquidity. EBITDA has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry. Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do. The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA (defined above), which is a non-GAAP measure, for the six months ended June 30, 2015 and 2014

Summary oF EBITDA Data

	Six Months Ended June 30,
	2015	2014
NET INCOME	$960,254	$848,941
Interest income	(1,305)	(1,349)
Income tax expense	672,248	597,121
Depreciation	1,171,710	1,035,255
EBITDA	$2,802,907	$2,479,968

EBITDA increased $323,000, or 13.0%, and increased as a percentage of net revenues to 11.3% from 10.7% for the six months ended June 30, 2015 as compared to the same period in 2014. The increase is primarily due to increased net income, income tax expense and depreciation expense.

Revenues:

Total net revenues increased $1,570,000, or 6.8%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This increase is primarily attributable to increases in Card Casino and food and beverage revenue of 6.5% and 14.8%, respectively, offset by a decrease in Pari-mutuel revenue of 2.3%. Total net revenues increased $1,063,000, or 7.7%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This increase is primarily attributable to increases in our Card Casino, food and beverage and Pari-mutuel revenues 6.5%, 20.0% and 1.5%, respectively. See below for a further discussion of our operating revenue.

Pari-mutuel Data and Simulcasting Revenues:

	Six Months Ended June 30,
	2015	2014
Racing Days
Simulcast only racing days	155	155
Live and simulcast racing days	26	26
Total Number of Racing Days	181	181

On-Track Handle
Simulcast handle on simulcast only racing days	$11,628,000	$13,119,000
Simulcast handle on live racing days	4,174,000	4,142,000
Total simulcast handle	15,802,000	17,261,000

Live racing handle	4,642,000	4,450,000
Total On-Track Handle	20,444,000	21,711,000

Out-of-state Live Handle	9,899,000	6,809,000
Total Handle	$30,343,000	$28,520,000

Pari-mutuel revenue decreased $110,000, or 2.3%, in the six months ended June 30, 2015 compared to the same period in 2014 Total handle wagered for the first six months of 2015 increased $1,823,000, or 6.4%, compared to the same period last year.

Total handle increase is primarily attributable to out-of-state live handle which increasing $3,090,000, or 45.4%, in the six months ended June 30, 2015 compared to the same period in 2014. The out-of-state handle increase is due to greater interest in our live racing signal due to higher quality, competitive horses and races, creating fuller racing fields and partially due to lower rates as the result of the Churchill Downs Inc. (CDI) agreement packaging our signal. The live racing handle increase is due to increased attendance.

The decrease in on-track simulcast handle is due to adverse winter weather in the northeast region of the United States which caused the cancellation of a significant number of races at racetracks simulcasting their signal to our Racetrack during the first quarter of 2015. In addition, according to figures published by Equibase, total handle for the racing industry declined 0.52% for the six months ended June 30, 2015, compared to the same period of 2014. As of August 1, 2014, North Metro Harness Initiative, LLC was approved and authorized to simulcast wagers on Thoroughbred and Quarter Horse races causing a decrease in our on-track simulcast revenue. Additionally, Internet-based interactive gaming and wagering is growing rapidly and adversely affects simulcast wagering offered by the Company.

Card Casino Revenue:

	Six Months Ended June 30,
	2015	2014
Poker Games	$4,798,000	$4,900,000
Table Games	8,206,000	7,249,000
Total Collection Revenue	13,004,000	12,149,000
Other Revenue	1,218,000	1,203,000
Total Card Casino Revenue	$14,222,000	$13,352,000

Number of Days Offered	181	181
Average Revenue per Day	$79,000	$74,000

The primary source of Card Casino revenue is a percentage of the wagers received from the players as compensation for providing the Card Casino facility and services, referred to as “collection revenue.” Other Revenue presented above includes fees collected for the administration of tournaments and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds.

Total Card Casino revenue increased $871,000 or 6.5%, for the six months ended June 30, 2015 compared to the same period in 2014. Table games collection revenue increased $957,000, or 13.2% compared to the first six months of 2014. Management believes these increases in table games collection revenue were due to the increased effectiveness of our new customer relationship management system through targeted direct marketing and player acquisition, an increase in wagering directly related to our increase in live racing and special event attendance, and a strengthening economy.

Food and Beverage Revenue:

Food and beverage revenue increased $419,000, or 20.0%, and $455,000, or 14.8%, for the three and six month ended June 30, 2015 compared to the same periods in 2014, primarily due to increased live racing attendance and an increase in sales at special events.

Operating Expenses:

Total operating expenses increased $846,000, or 6.5%, and $1,384,000, or 6.4%, for the three and six months ended June 30, 2015 compared to the same periods in the prior year. The following paragraphs provide further detail regarding operating expenses.

Salaries and benefits increased $440,000, or 8.4%, for the three months ended June 30, 2015 compared to the same period in 2014. For the six months ended June 30, 2015, salaries and benefits increased $805,000, or 8.5%, compared to the same period in 2014. The change is primarily due to the increase in the State of Minnesota mandated minimum wage that went into effect on August 1, 2014 and adding personnel related to catering and special events initiatives.

Cost of concession and other sales expense increased $112,000, or 10.9%, and $97,000, or 6.2% for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. The changes are a result of increased food and beverage sales, offset by improved food and beverage cost management.

Depreciation expense increased $99,000, or 19.4%, and $137,000, or 13.2% for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. This increase is primarily the result of the construction of the new Expo Center and the Triple Crown Club remodel.

Utilities decreased $51,000, or 14.6%, and $95,000, or 14.1%, for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. The reduced expense is primarily attributable to 2014 being one of the coldest winters Minnesota has experienced in decades.

Advertising and marketing costs increased $30,000, or 4.5%, and $89,000, or 10.9%, for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. The changes are primarily attributable to the increased expenditures funded by payments under the CMA for joint marketing, including an area wide marketing initiative, called RiverSouth, which is designed to increase visitors to Shakopee’s entertainment, hospitality and retail businesses.

Other operating expenses increased $227,000, or 9.6%, and $398,000, or 10.0%, for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. The changes are primarily attributable to promotor expenses for special events.

Net Income:

Income before income taxes was $1,632,000 for the six months ended June 30, 2015 compared to $1,446,000 for the six months ended June 30, 2014. Income tax expense was $672,000 for the six months ended June 30, 2015 compared to $597,000 for the same period in 2014, resulting in net income in their respective periods of $960,000 and $849,000 for 2015 and 2014, respectively.

Subsequent Events:

On July 10, 2015, the Company entered into an agreement to sell approximately 6 acres of land adjacent to the Racetrack. Under this agreement, the buyer agreed to purchase the land for approximately $1.4 million with a closing date within the next 90 days.

On July 30, 2015 the Company sold the land and buildings related to the Shakopee Valley RV Park located in Shakopee, Minnesota to SMSC. The purchase price paid by SMSC for these assets was $100,000 and the cancellation of Stock Appreciation Rights (SAR) with a June 30, 2015 liability carrying value of $641,000 that the Company issued to SMSC pursuant to the CMA.

Contingencies:

The Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community which became effective on June 4, 2012, and was amended in January 2015. The CMA contains certain covenants which, if breached, would trigger an obligation to repay a specified amount related to such covenant. At this time, management believes that the likelihood that the breach of a covenant would occur and that the Company would be required to pay the specified amount related to such covenant is remote.

On April 15, 2015, the Company entered into a purchase agreement and amended the agreement during the month ended June 30, 2015 to acquire approximately 32 acres of land adjacent to the Racetrack. Under the amended agreement, the Company will purchase the land for $4.9 million with a closing date of December 15, 2015.

The Company continues to analyze the feasibility of various options related to the development of our underutilized land. Subject to shareholder approval, as well as approval of the Minnesota Racing Commission, the Company is in the process of reorganizing the corporate structure into a new holding company with two subsidiaries, one that will continue to operate the current racing and gaming business, and a real estate subsidiary to hold the excess land for development. As a component of the development the Company is in the process of analyzing various options to relocate and build a new horse barn area and other necessary infrastructure to free up prime real estate for the mixed use development. The Company believes tax increment financing is a necessary component of the development plans and the Company is in the process of preparing an application to the local government to create a Tax Increment Financing district on a portion of the Company’s land. The Company doesn’t anticipate funding construction of the mixed use development project directly, nor expect to have substantial ownership interest in these components. The Company is anticipating to sell or convey a ground lease in discrete parcels to developers with expertise in their projects. The Company will incur substantial costs during the feasibility and predevelopment process, but the Company believes available funds are sufficient to cover the costs. See Liquidity and Capital Resources for more information on liquidity and capital resource requirements.

Liquidity and Capital Resources:

Net cash provided by operating activities for the six months ended June 30, 2015 was $3,325,000 primarily as a result of the following: The Company reported net income of $960,000 and depreciation of $1,172,000. The Company also experienced an increase in accounts payable of $5,226,000 and Card Casino accruals of $489,000. This was partially offset by an increase in restricted cash of approximately $3,994,000.

Cash provided by operating activities for the six months ended June 30, 2014 was $3,551,000 primarily as a result of the following: The Company reported net income of $849,000 and depreciation of $1,035,000. The Company also experienced an increase in accounts payable of $4,255,000, caused primarily by a seasonal increase of $2,572,000 in horsemen payables. These items were somewhat offset by an increase in accounts receivable of $297,000 and an increase in restricted cash of $3,139,000 (resulting primarily from the increase in horsemen payables of $2,572,000).

Net cash used in investing activities for the first six months of 2015 of $3,343,000 was used primarily for a variety of equipment purchases and building remodel projects. Net cash used in investing activities for the first six months of 2014 was $1,760,000 was used primarily for a variety of equipment purchases.

Net cash provided by financing activities during the first six months of 2015 and 2014 primarily resulted from the purchases of stock through the Employee Stock Purchase Plan and proceeds received upon the exercise of stock options of $72,000 and $48,000, respectively.

The Company has a general credit and security agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000 and expires on May 4, 2016. The line of credit is collateralized by all receivables, inventory, equipment, general intangibles, products and proceeds, together with all other assets and properties of the Company. The Company had no borrowings under the credit line during the six months ended June 30, 2015 or the year ended December 31, 2014. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements at all times throughout the six months ended June 30, 2015.

The Company’s cash and cash equivalent balance at June 30, 2015 was $8.8 million compared to $8.8 million at December 31, 2014. The Company believes that unrestricted funds available in its cash accounts, amounts available under its revolving line of credit, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements for regular operations, as well as predevelopment expenses during 2015. However, if the Company moves forward with our development plans it would require additional financing.

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

Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 65.8% of our total assets at June 30, 2015. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows. If the sum of the related expected future net cash flows is less than the carrying value, management would determine how much of an impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. To date, we have determined that no impairment of these assets exists.

Stock-Based Compensation – Accounting guidance requires recognition of services provided in exchange for a share-based payment based on the grant date fair market value. We utilize our judgment in determining the assumptions used to determine the fair value of equity instruments granted using a Black-Scholes model.

Commitments and Contractual Obligations:

On June 4, 2012, and amended January 2015, the Company entered into the CMA with the SMSC that expires December 31, 2022. See “Cooperative Marketing Agreement” below.

Legislation:

Legislation signed by Minnesota’s Governor on April 15, 2014 increased the minimum wage that must be paid by the Company from $7.25 to $8.00 effective August 1, 2014, with further scheduled increases to $9.00 per hour on August 1, 2015 and to $9.50 per hour on August 1, 2016. In addition, starting January 1, 2018, the minimum wage will increase at the beginning of each year by the rate of inflation with a maximum increase of up to 2.5% per year. The legislation includes a 90-day training wage of $7.75 for 18 and 19-year-olds and, under certain conditions, for 16 and 17- year olds. Prior to August 1, 2014, the Company employs a large number of individuals who received an hourly wage equal to or slightly above $7.25 per hour. As a result, this legislation had an adverse effect in 2014 and will continue to have an adverse effect in 2015 and beyond. While we may be able to mitigate the impact of this increase by raising our prices or reducing our employee count, these measures could themselves have an adverse effect because higher prices and diminished service levels may discourage customers from visiting the Racetrack. To the extent we are not able to implement such price increases and cost cutting measures, the increase in the minimum wage will adversely affect our net income.

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

Under the terms of the CMA, the SMSC paid the horsemen $6.2 million and $5.3 million in the first six months of 2015 and 2014, respectively, primarily for purse enhancements.

Under the CMA, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events. Under the CMA, the Company received marketing payments of $944,000 and $660,000 in the first quarter of 2015 and 2014, respectively.

Effective January 2015, the CMA was amended to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.” Under the amended CMA, SMSC agreed to make the following purse enhancement and marketing payments for 2016 through 2022:

Year	Purse Enhancement Payments to Horsemen [1]	Marketing Payments to Canterbury Park
2016	$6,947,820	$1,038,180
2017	7,642,602	1,141,998
2018	7,830,000	1,170,000
2019	7,830,000	1,170,000
2020	7,830,000	1,170,000
2021	7,830,000	1,170,000
2022	7,830,000	1,170,000

[1] Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the six months ended June 30, 2015, the Company recorded $364,000 in other revenue and incurred $251,000 in advertising and marketing expense and $113,000 in depreciation related to the SMSC marketing payment. For the six months ended June 30, 2014, the Company recorded $399,000 in other revenue and incurred $294,000 in advertising and marketing expense and $105,000 in depreciation related to the SMSC marketing payment. The excess of amounts received over revenue is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheets.

Under the CMA, the Company agreed it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority. As part of the CMA and pursuant to a related SAR Agreement dated June 14, 2012, the Company issued stock appreciation rights to the SMSC. The SAR Agreement granted rights to the SMSC to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties. Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30. Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in January 2013. As of June 30, 2015, 66,000 rights had vested. The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over the grant price. The SAR Agreement and all rights granted expire on December 31, 2022. The liability related to these stock appreciation rights is recorded as a long-term liability and the Company recognizes the income or expense related to the fluctuation in the value of the stock appreciation rights against the revenues recorded relating to the marketing payment due to the nature of the CMA. Any excess expenses will be recognized as a component of other operating expenses. For the six months ended June 30, 2015, the Company recognized $142,000 of expense related to these stock appreciation rights, of which $142,000 was recorded as an offset to other revenue. For the six months ended June 30, 2014, the Company recognized $34,000 of expense related to these stock appreciation rights, of which $34,000 was recorded as an offset to other revenue.

On July 30, 2015, as part of the sale agreement of Shakopee Valley RV Park the SAR Agreement was cancelled (See Note 8. Subsequent Events).

Forward-Looking Statements:

From time-to-time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, we may make forward-looking statements concerning possible or anticipated future financial performance, prospective business activities or plans which are typically preceded by words such as “believes,” “expects,” “anticipates,” “intends” or similar expressions. For such forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could affect our actual results and cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: material fluctuations in attendance at the Racetrack, decline in interest in wagering on horse races at the Racetrack, at other tracks, or on unbanked card games offered at the Card Casino, competition from other venues offering unbanked card games or other forms of wagering, a greater than anticipated expenses or lower than anticipated return on our development of our underutilized land. competition from other sports and entertainment options, increases in compensation and employee benefit costs, increases in the percentage of revenues allocated for purse fund payments, higher than expected expenses related to new marketing initiatives, the impact of wagering products and technologies introduced by competitors, legislative and regulatory decisions and changes, the general health of the gaming sector, and other factors that are beyond our ability to control or predict.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors reported under Item 1A in the Form 10-K for the year ended December 31, 2014, and the risk factors presented therein are incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not Applicable.
(b) Not Applicable.
(c) On December 17, 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 12b-18 in open market transactions, block purchases of privately negotiated transactions (the “2008 Stock Repurchase Plan”). From its adoption until August 13, 2012, the Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and, on such date, authorized the repurchase of an additional 100,000 shares of the Company’s common stock. The Company did not repurchase any shares during the first quarter of 2015. The maximum number of shares that may yet be purchased under the above authorizations is 128,781 as of June 30, 2015.

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

Canterbury Park Holding Corporation

Dated: August 14, 2015	/s/ Randall D. Sampson
Randall D. Sampson,
President and Chief Executive Officer

Dated: August 14, 2015	/s/ David C. Hansen
David C. Hansen,
Vice President and Chief Financial Officer

