Form 10-Q
period 2015-09-30
CANTERBURY PARK HOLDING CORP
filed 2015-11-13
CIK 926761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number:  001-31569

CANTERBURY PARK HOLDING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1775532
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

The Company had 4,245,769 shares of common stock, $.01 par value, outstanding as of November 1, 2015.

1

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,339,727	$8,761,925
Restricted cash	1,184,637	1,069,181
Short-term investments	204,990	204,525
Accounts receivable, net of allowance of $22,294 for both periods	392,053	192,674
Inventory	262,670	231,545
Prepaid expenses	453,535	541,822
Deferred income taxes	251,900	265,900
Income taxes receivable	66,028	—
Due from Minnesota horsemen associations	602,352	125,828
Total current assets	11,757,892	11,393,400

LONG-TERM ASSETS
Deposits	20,000	26,400
Land, buildings and equipment, net of accumulated depreciation of $25,056,821 and $24,010,738, respectively	29,812,056	28,075,879
	$41,589,948	$39,495,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,320,037	$2,174,466
Card Casino accruals	1,941,433	1,401,336
Accrued wages and payroll taxes	1,495,123	1,198,705
Accrued property taxes	814,280	653,385
Income taxes payable	17,626	388,910
Payable to horsepersons	102,048	211,571
Total current liabilities	7,690,547	6,028,373

LONG-TERM LIABILITIES
Deferred income taxes	1,861,700	1,972,400
Stock appreciation rights	—	499,734
Total long-term liabilities	1,861,700	2,472,134
TOTAL LIABILITIES	9,552,247	8,500,507

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,227,948 and 4,201,371, respectively, shares issued and outstanding	42,154	42,013
Additional paid-in capital	17,913,798	17,589,349
Retained earnings	14,081,749	13,363,810
Total stockholders’ equity	32,037,701	30,995,172
	$41,589,948	$39,495,679

 See notes to condensed consolidated financial statements

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
OPERATING REVENUES:
Pari-mutuel	$3,887,494	$3,844,749	$8,583,730	$8,650,597
Card Casino	7,404,926	6,645,197	21,627,459	19,997,434
Food and beverage	3,299,659	2,954,609	6,822,197	6,022,989
Other	2,310,150	1,707,660	4,666,042	3,726,150
Total Revenues	16,902,229	15,152,215	41,699,428	38,397,170
Less: Promotional allowances	(50,571)	(105,257)	(118,655)	(191,044)
Net Revenues	16,851,658	15,046,958	41,580,773	38,206,126

OPERATING EXPENSES:
Purse expense	2,363,961	2,238,549	5,296,326	5,124,414
Minnesota Breeders’ Fund	259,933	253,485	658,515	654,225
Other pari-mutuel expenses	320,927	328,224	1,266,797	1,223,832
Salaries and benefits	6,129,355	5,598,259	16,409,714	15,073,566
Cost of food and beverage and other sales	1,534,696	1,393,160	3,193,221	2,954,875
Depreciation	567,190	537,405	1,738,900	1,572,660
Utilities	495,849	417,680	1,074,966	1,091,425
Advertising and marketing	774,296	709,767	1,683,603	1,529,839
Gain on disposal of assets	(347,348)	—	(347,348)	—
Other operating expenses	3,365,288	2,505,576	7,587,370	6,471,724
Total Operating Expenses	15,464,147	13,982,105	38,562,064	35,696,560
INCOME FROM OPERATIONS	1,387,511	1,064,853	3,018,709	2,509,566
OTHER INCOME:
Interest income	348	644	1,653	1,993
INCOME BEFORE INCOME TAXES	1,387,859	1,065,497	3,020,362	2,511,559
INCOME TAX EXPENSE	(574,800)	(442,191)	(1,247,049)	(1,039,312)
NET INCOME	$813,059	$623,306	$1,773,313	$1,472,247

Basic earnings per share	$.19	$.15	$.42	$.35
Diluted earnings per share	$.19	$.15	$.42	$.35
Weighted Average Basic Shares Outstanding	4,233,315	4,188,120	4,221,164	4,188,669
Weighted Average Diluted Shares Outstanding	4,229,438	4,188,122	4,221,939	4,205,706
Cash dividends declared per share	$.00	$.00	$.25	$.00

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating Activities:
Net income	$1,773,313	$1,472,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,738,900	1,572,660
Stock-based compensation expense	224,921	189,602
Deferred income taxes	(96,700)	(183,700)
Stock appreciation rights	141,686	79,907
Gain on disposal of assets	(347,348)	—
Gain on insurance proceeds	(120,091)	—
Tax benefit from exercise of stock-based awards	(4,060)	(7,895)
Changes in operating assets and liabilities:
Increase in restricted cash	(115,456)	(429,775)
Increase in accounts receivable	(199,379)	(794,432)
(Increase) decrease in other current assets	(412,962)	241,162
Decrease (increase) in income taxes (payable) receivable	(433,252)	573,012
Increase in accounts payable	1,104,482	792,068
Increase in Card Casino accruals	540,097	366,179
Increase in accrued wages and payroll taxes	296,418	334,086
Increase in accrued property taxes	160,895	162,311
Increase in payable to horsepersons	(109,523)	134,581
Net cash provided by operating activities	4,141,941	4,502,013

Investing Activities:
Additions to buildings and equipment	(3,841,086)	(3,662,523)
Proceeds from sale of RV Park	99,441	—
Proceeds from insurance claims	120,091	—
Purchase of investments	(465)	(623)
Net cash used in investing activities	(3,622,019)	(3,663,146)

Financing Activities
Proceeds from issuance of common stock	109,540	68,112
Cash dividends to shareholders	(1,055,720)	—
Tax benefit from exercise of stock-based awards	4,060	7,895
Net cash provided by (used in) financing activities	(942,120)	76,007

Net increase (decrease) in cash and cash equivalents	(422,198)	914,874

Cash and cash equivalents at beginning of period	8,761,925	8,739,209

Cash and cash equivalents at end of period	$8,339,727	$9,654,083

Supplemental disclosure of non-cash investing and financing activities:
Additions to buildings and equipment funded through accounts payable	$87,000	$361,000

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$1,852,000	$650,000

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Canterbury Park Holding Corporation (the “Company”) was incorporated under the laws of Minnesota and acquired land and buildings to conduct pari-mutuel horse racing operations (the “Racetrack”) in March 1994. The Racetrack is located in Shakopee, Minnesota, approximately 25 miles southwest of downtown Minneapolis. In May 1994, the Company commenced year-round horse racing simulcast operations and hosted the first annual live race meet during the summer of 1995. The Company’s live racing operations are a seasonal business as it hosts live race meets each year from May until September. The Company earns additional pari-mutuel revenue by televising its live racing to out-of-state racetracks around the country. Canterbury Park’s Card Casino operates 24 hours a day, seven days a week and is limited by Minnesota State law to conducting card play on a maximum of 80 tables. The Card Casino currently offers a variety of poker and table games. The Company’s three largest sources of revenues include: Card Casino operations, pari-mutuel operations and food and beverage sales. The Company also derives revenues from related services and activities, such as admissions, advertising signage, publication sales, and from other entertainment events and activities held at the Racetrack.

Basis of Presentation and Preparation – The accompanying condensed consolidated financial statements include the accounts of the Company (Canterbury Park Holding Corporation, Canterbury Park Concession, Inc. and Shakopee Valley RV Park Acquisition Company, LLC). Intercompany accounts and transactions have been eliminated. The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Certain prior period amounts in the notes to the condensed consolidated financial statements have been reclassified to conform to the current period’s presentation. In the first quarter of 2015, the Company changed its reportable operating segment allocation and began allocating “Special Events” that were previously included in the Horse Racing segment to the Food and Beverage segment. The Company has reclassified the corresponding prior period amounts to conform to the current period’s presentation as further described in Note 5, “Operating Segments.”

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2014, included in its Annual Report on Form 10-K (the “2014 Form 10-K”).

Summary of Significant Accounting Policies – A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2014. There were no material changes in significant accounting policies during the quarter ended September 30, 2015.

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) – The Minnesota Pari-mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, approximately $3,285,000 and $5,233,000 for the three and nine months ended September 30, 2015, respectively, compared to $2,300,000 and $4,375,000 for the comparable periods in 2014 related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company, and therefore are not recorded on the Company’s Consolidated Balance Sheet.

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

Stock-based compensation is recorded at fair value as of the date of grant and included in the salaries and benefits expense line item on the Condensed Consolidated Statements of Operations and amounted to $64,000 and $62,000 for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, stock-based compensation totaled $225,000 and $190,000, respectively.

Board of Directors Stock Option and Restricted Stock Grants

The Company’s Stock Plan was amended to authorize annual grants to non-employee members of the Board of Directors of restricted stock or stock options, or both, as determined by the Board. Options granted under the Plan generally expire 10 years after the grant date and generally become exercisable over a four year period. The restricted stock generally vests 100% after one year and is subject to restrictions on resale for an additional year. Restricted stock awards are subject to forfeiture if a board member terminates prior to the shares vesting. As of September 30, 2015, 13,940 shares were not vested with a weighted average fair value of $10.76 per share.

Employee Stock Option Grants

The Company has granted incentive stock options to employees pursuant to the Company’s Stock Plan with an exercise price equal to the market price on the date of grant. The options vest over a 42-month period and expire in 10 years.

A summary of stock option activity as of September 30, 2015 and changes during the nine months ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Grant Date
Stock Options	Options	Price	Term	Fair Value

Outstanding at January 1, 2015	255,252	$9.63
Granted	—	—
Exercised	(4,250)	6.27
Expired/Forfeited	(15,000)	17.10
Outstanding at September 30, 2015	236,002	$9.22	3.4 Years	$2,174,772

Exercisable at September 30, 2015	236,002	$9.22	3.4 Years	$2,174,772

Employee Deferred Stock Award Grants

Employee deferred stock awards are subject to forfeiture if an employee terminates prior to the vesting. Generally, the awards vest ratably over a four-year period and compensation costs are recognized over the vesting period. Compensation costs are recorded in “Salaries and benefits” on the Condensed Consolidated Statements of Operations.

A summary of the changes in employee deferred stock award grants as of September 30, 2015, is as follows:

		Weighted
		Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, January 1, 2015	34,750	$10.27
Granted	1,000	10.01
Vested	(250)	10.01
Forfeited	—	—
Non-Vested Balance, September 30, 2015	35,500	$10.26

Stock Appreciation Rights (“SARs”)

As part of the Cooperative Marketing Agreement discussed in Note 7, on June 14, 2012, the Company signed a Stock Appreciation Rights Agreement (the “SAR Agreement”) and issued SARs to non-employees. The SAR Agreement granted rights to the non-employees to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties. Each right represented the right to be paid the appreciation in the value of one share of stock above $14.30. Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vested at the rate of 16,500 per year beginning in January 2013. The SAR Agreement provided for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over $14.30. SARs had no effect on dilutive shares or shares outstanding as any appreciation of the Company’s common stock value over $14.30 was to be paid in cash and not in common stock.

On July 30, 2015, the Company sold the land and buildings related to the Shakopee Valley RV Park located in Shakopee, Minnesota to SMSC (“Shakopee Mdewakanton Sioux Community”) for $100,000 plus the cancellation of the vested and unvested SARs. The sale resulted in a $347,000 gain on the Consolidated Statements of Operations – Gain on disposal of assets.

Changes to the Company’s non-vested SARs during the nine months ended September 30, 2015 were as follows:

	SARs	Weighted Average Fair Value
Non-vested SARs at December 31, 2014	115,500	$4.50
Granted	—	—
Vested	(16,500)	5.04
Cancellations	(99,000)	5.39
Non-vested SARs at September 30, 2015	—	$—

3.	NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the nine months ended September 30, 2015 and 2014

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (numerator) amounts used for basic and diluted per share computations:	$813,059	$623,306	$1,773,313	$1,472,247

Weighted average shares (denominator) of common stock outstanding:
Basic	4,233,315	4,188,120	4,221,164	4,188,669
Plus dilutive effect of stock options	(3,877)	2	775	17,037
Diluted	4,229,438	4,188,122	4,221,939	4,205,706

Net income per common share:
Basic	$.19	$.15	$.42	$.35
Diluted	.19	.15	.42	.35

Options to purchase 75,000 shares of common stock at an average price of $13.45 per share were outstanding but not included in the computation of diluted net income per share for the three and nine months ended September 30, 2015 because the options were out of the money at September 30, 2015.

Options to purchase 90,000 shares of common stock at an average price of $14.06 per share were outstanding but not included in the computation of diluted net income per share for the three and nine months ended September 30, 2014 because the options were out of the money at September 30, 2014.

4.	GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000 and expires on May 5, 2016. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the nine months ended September 30, 2015 or the year ended December 31, 2014. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements at all times throughout the nine months ended September 30, 2015.

5.	OPERATING SEGMENTS

The Company has three reportable operating segments: horse racing, card casino, and food and beverage. The horse racing segment primarily represents simulcast and live horse racing operations. The Card Casino segment represents operations of Canterbury Park’s Card Casino, and the food and beverage segment represents food and beverage operations provided during simulcast and live racing, in the Card Casino, and during special events, as well as the catering and events operations. The Company’s reportable operating segments are strategic business units that offer different products and services. They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services. The Minnesota Racing Commission regulates the horse racing and Card Casino segments.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the 2014 Annual Report on Form 10-K. In the first quarter of 2015, the Company changed its reportable operating segment allocation and began allocating “Special Events” to the Food and Beverage segment that were previously included in the Horse Racing segment. The Company has reclassified the corresponding prior period amounts to conform to the current period’s presentation.

Depreciation, interest and income taxes are allocated to the segments, but no allocation is made to food and beverage for shared facilities. However, the food and beverage segment pays approximately 25% of gross revenues earned on live racing and special event days to the horse racing segment for use of the facilities.

The following tables provide information about the Company’s operating segments (in 000’s):

	Nine Months Ended September 30, 2015
			Food and
	Horse Racing	Card Casino	Beverage	Total

Net revenues from external customers	$12,876	$21,628	$7,077	$41,581

Intersegment revenues	674	—	1,029	1,703

Net interest income	2	—	—	2

Depreciation	1,324	317	98	1,739

Segment (loss) income before income taxes	(2,260)	5,302	1,272	4,314

At September 30, 2015
Segment Assets	$39,911	$900	$17,450	$58,261

	Nine Months Ended September 30, 2014
			Food and
	Horse Racing	Card Casino	Beverage	Total

Net revenues from external customers	$12,178	$19,997	$6,031	$38,206

Intersegment revenues	562	—	992	1,554

Net interest income	2	—	—	2

Depreciation	1,179	317	77	1,573

Segment (loss) income before income taxes	(2,219)	4,956	1,342	4,079

At December 31, 2014
Segment Assets	$37,606	$1,217	$15,595	$54,418

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Nine Months Ended September 30,
	2015	2014
Revenues
Total net revenues for reportable segments	$43,284	$39,760
Elimination of intersegment revenues	(1,703)	(1,554)
Total consolidated net revenues	$41,581	$38,206

Income before income taxes
Total segment income before income taxes	$4,314	$4,079
Elimination of intersegment income before income taxes	(1,294)	(1,567)
Total consolidated income before income taxes	$3,020	$2,512

	September 30,	December 31,
	2015	2014
Assets
Total assets for reportable segments	$58,261	$54,418
Elimination of intercompany receivables	(16,671)	(14,922)
Total consolidated assets	$41,590	$39,496

6.	COMMITMENTS AND CONTINGENCIES

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

On April 15, 2015, the Company entered into a purchase agreement, and amended the agreement in June 2015, to acquire approximately 32 acres of land adjacent to the Racetrack. Under the amended agreement, the Company will purchase the land for $4.9 million with a closing date of December 15, 2015.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at September 30, 2015 and as of the date of this report will not have a material impact on the Company’s consolidated financial positions or results of operations.

7.	COOPERATIVE MARKETING AGREEMENT

As discussed in Note 6, on June 4, 2012, the Company entered into the CMA with the SMSC. The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s horse industry. Under the CMA, this is achieved through “Purse Enhancement Payments to Horsemen” paid directly to the MHBPA. Such payments have no direct impact on the Company’s condensed consolidated financial statements.

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

1  Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s condensed consolidated statements of operations. For the nine months ended September 30, 2015, the Company recorded $800,000 in other revenue and incurred $630,000 in advertising and marketing expense and $170,000 in depreciation related to the SMSC marketing payment. For the nine months ended September 30, 2014, the Company recorded $711,000 in other revenue and incurred $551,000 in advertising and marketing expense and $160,000 in depreciation related to the SMSC marketing payment. The excess of amounts received over revenue earned is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheets.

Under the CMA, the Company agreed it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

As part of the CMA, and pursuant to a related SAR Agreement dated June 14, 2012, the Company issued stock appreciation rights to the SMSC. The SAR Agreement granted rights to the SMSC to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties. Each right represented the right to be paid the appreciation in the value of one share of stock above $14.30. Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vested at the rate of 16,500 per year beginning in January 2013. For the nine months ended September 30, 2015, the Company recognized $142,000 of expense related to these stock appreciation rights, of which $142,000 was recorded as an offset to other revenue. For the nine months ended September 30, 2014, the Company recognized $80,000 of expense related to these stock appreciation rights, of which $80,000 was recorded as an offset to other revenue.

On July 30, 2015, the Company sold the land and buildings related to the Shakopee Valley RV Park located in Shakopee, Minnesota to SMSC for $100,000 plus the cancellation of the vested and unvested SARs. The sale resulted in a $347,000 gain on the Consolidated Statements of Operations – Gain on disposal of assets.

8.	SUBSEQUENT EVENTS

On October 6, 2015, the Company sold 6 acres of land adjacent to the Racetrack for $1,459,000. Under the sale agreement, the Company has a 3 year repurchase right for up to one acre of the land at the sale purchase price of $240,000 per acre. The likelihood the Company would repurchase the land is reasonably possible.

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

Operations Review for the Three and nine Months Ended September 30, 2015 and September 30, 2014:

EBITDA

EBITDA represents earnings before interest income, income tax expense, and depreciation and amortization. Adjusted EBITDA represents adjustments to EBITDA for one-time non-operational transactions that include gain on insurance recoveries and gain on disposal of assets.

EBITDA and adjusted EBITDA are not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance or cash flows from operating activities as a measure of liquidity. EBITDA and adjusted EBITDA have been presented as a supplemental disclosure because they are widely used measures of performance and basis for valuation of companies in our industry. Moreover, other companies that provide EBITDA and adjusted EBITDA information may calculate EBITDA and adjusted EBITDA differently than we do.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to adjusted EBITDA (defined above), which is a non-GAAP measure, for the nine months ended September 30, 2015 and 2014:

Summary of EBITDA Data

	Nine Months Ended September 30,
	2015	2014
NET INCOME	$1,773,313	$1,472,247
Interest income	(1,653)	(1,993)
Income tax expense	1,247,049	1,039,312
Depreciation	1,738,900	1,572,660
EBITDA	4,757,609	4,082,226
Gain on insurance recoveries	(120,090)	—
Gain on disposal of assets	(347,348)	—
ADJUSTED EBITDA	$4,290,171	$4,082,226

Adjusted EBITDA increased $208,000, or 5.1%, and increased as a percentage of net revenues to 10.3% from 10.7% for the nine months ended September 30, 2015 as compared to the same period in 2014. The increase is primarily due to increased net income, income tax expense and depreciation expense. Adjustment to EBITDA is the result of the disposal of assets related to Shakopee Valley RV Park and the gain on insurance recoveries received in the third quarter of 2015.

Revenues:

Total net revenues increased $3,375,000, or 8.8%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This increase is primarily attributable to increases in Card Casino and food and beverage revenue of 8.2% and 13.3%. Total net revenues increased $1,805,000, or 12.0%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This increase is primarily attributable to increases in our Card Casino and food and beverage revenues 11.4% and 11.7%, respectively. See below for a further discussion of our operating revenue.

Pari-mutuel Data and Simulcasting Revenues:

	Nine Months Ended September 30,
	2015	2014
Racing Days
Simulcast only racing days	203	205
Live and simulcast racing days	70	68
Total Number of Racing Days	273	273

On-Track Handle
Simulcast handle on simulcast only racing days	$13,665,000	$15,369,000
Simulcast handle on live racing days	9,057,000	9,269,000
Total simulcast handle	22,722,000	24,638,000

Live Racing Handle	12,509,000	12,299,000
Total On-Track Handle	35,231,000	36,937,000

Out-of-state Live Handle	28,621,000	24,643,000
Total Handle	$63,852,000	$61,580,000

Pari-mutuel revenue increased $43,000, or 1.1%, in the three months ended September 30, 2015 compared to the same period in 2014. Pari-mutuel revenue decreased $67,000, or 0.8%, in the nine months ended September 30, 2015 compared to the same period in 2014. Total handle wagered increased $2,272,000, or 3.7%, in the nine months ended September 30, 2015 compared to the same period last year.

Total handle increase is primarily attributable to out-of-state live handle which increased $3,978,000, or 16.1%, in the nine months ended September 30, 2015 compared to the same period in 2014. The out-of-state handle increase is due to greater interest in our live racing product due to higher quality horses, fuller racing fields and the agreement with Churchill Downs, Inc. (CDI) to package and sell our racing signal to a broader distribution of wagering entities.

The decrease in on-track simulcast handle in the nine months ended September 30, 2015 compared to the same period in 2014 is primarily due to several factors: adverse winter weather in the northeast region of the United States which caused the cancellation of a significant number of races at racetracks simulcasting their signal to our Racetrack during the first quarter of 2015, North Metro Harness Initiative, LLC approval and, continued competition from Internet-based interactive gaming and wagering which adversely affects simulcast wagering offered by the Company.

Card Casino Revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Poker Games	$2,358,000	$2,363,000	$7,156,000	$7,262,000
Table Games	4,433,000	3,737,000	12,639,000	10,913,000
Total Collection Revenue	6,791,000	6,100,000	19,795,000	18,175,000
Other Revenue	614,000	545,000	1,832,000	1,822,000
Total Card Casino Revenue	$7,405,000	$6,645,000	$21,627,000	$19,997,000

The primary source of Card Casino revenue is a percentage of the wagers received from the players as compensation for providing the Card Casino facility and services, which is referred to as “collection revenue.” Other Revenue presented above includes fees collected for the administration of tournaments and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds.

Total Card Casino revenue increased $760,000 or 11.4%, for the three months ended September 30, 2015 compared to the same period in 2014. Table games collection revenue increased $696,000, or 18.6% compared to the same period of 2014. Total Card Casino revenue increased $1,630,000 or 8.2%, for the nine months ended September 30, 2015 compared to the same period in 2014. Table games collection revenue increased $1,726,000, or 15.8% compared to the first nine months of 2014. Management believes the increases in table games collection revenue were due to the increased effectiveness of our new customer relationship management system through targeted direct marketing and player acquisition, an increase in wagering directly related to our increase in live racing and catering and event attendance, and a strengthening economy.

Food and Beverage Revenue:

Food and beverage revenue increased $345,000, or 11.7%, and $799,000, or 13.3%, for the three and nine month ended September 30, 2015 compared to the same periods in 2014, primarily due to increased live racing attendance and an increase in prices for catering and events.

Other Revenue:

Other revenue increased $602,000, or 35.2%, and $940,000, or 25.2%, for the three and nine month ended September 30, 2015 compared to the same periods in 2014. This increase is primarily due to increased revenue from catering and events and admissions, but also reflects gain of $120,100 from insurance recoveries received in the third quarter of 2015.

Operating Expenses:

Total operating expenses increased $1,482,000, or 10.6%, and $2,865,000, or 8.0%, for the three and nine months ended September 30, 2015 compared to the same periods in the prior year. The following paragraphs provide further detail regarding operating expenses.

Salaries and benefits increased $531,000, or 9.5%, for the three months ended September 30, 2015 compared to the same period in 2014. For the nine months ended September 30, 2015, salaries and benefits increased $1,336,000, or 8.9%, compared to the same period in 2014. The change is primarily due to the increase in the State of Minnesota mandated minimum wage that went into effect on August 1, 2014 and adding personnel related to catering and events initiatives.

Cost of food and beverage and other sales expense increased $142,000, or 10.2%, and $238,000, or 8.1% for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. The changes are a result of increased food and beverage sales.

Depreciation expense increased $30,000, or 5.6%, and $166,000, or 10.6% for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. This increase is primarily the result of the construction of the new Expo Center and the Triple Crown Club remodel.

Utilities increased $78,000, or 18.7%, and decreased $16,000, or 1.5%, for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2015 is attributable to increased usage for the Expo Center. For the nine months ended September 30, 2015, the reduced expense is primarily attributable to 2014 being one of the coldest winters Minnesota has experienced in decades.

Advertising and marketing costs increased $64,000, or 9.0%, and $154,000, or 10.1%, for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. The changes are primarily attributable to the increased expenditures funded by payments under the CMA for joint marketing, including an area wide marketing initiative, called RiverSouth, which is designed to increase visitors to Shakopee’s entertainment, hospitality and retail businesses.

Gain on disposal of assets is due to sale of the land and buildings related to the Shakopee Valley RV Park to SMSC. The purchase price paid by SMSC for these assets was $100,000 and the cancellation of the SAR with a liability carrying value of $641,000 that the Company issued to SMSC pursuant to the CMA. The Company recorded a gain of $347,000.

Other operating expenses increased $859,000, or 34.3%, and $1,115,000, or 17.2%, for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year. The changes are primarily attributable to professional fees related to an announced corporate restructuring and efforts to develop unused or underutilized land.

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

On April 15, 2015, the Company entered into a purchase agreement and amended the agreement in June 2015 to acquire approximately 32 acres of land adjacent to the Racetrack. Under the amended agreement, the Company will purchase the land for $4.9 million with a closing date of December 15, 2015.

The Company continues to analyze the feasibility of various options related to the development of our underutilized land. Subject to shareholder approval, as well as approval of the Minnesota Racing Commission, the Company is in the process of reorganizing the corporate structure into a new holding company with two subsidiaries, one that will continue to operate the current racing and gaming business, and a real estate subsidiary to hold the excess land for development. The Company may incur substantial costs during the feasibility and predevelopment process, but the Company believes available funds are sufficient to cover the costs. See Liquidity and Capital Resources for more information on liquidity and capital resource requirements.

Liquidity and Capital Resources:

Net cash provided by operating activities for the nine months ended September 30, 2015 was $4,142,000 primarily as a result of the following: The Company reported net income of $1,773,000 and depreciation of $1,739,000. The Company also experienced an increase in accounts payable of $1,104,000 and Card Casino accruals of $540,000. This was partially offset by an increase in net income taxes paid of approximately $433,000 and other current assets of $413,000.

Cash provided by operating activities for the nine months ended September 30, 2014 was $4,502,000 primarily as a result of the following: The Company reported net income of $1,472,000 and depreciation of $1,573,000. The Company also experienced an increase in accounts payable of $792,000 and a decrease in income taxes receivable of $573,000. These items were somewhat offset by a seasonal increase in accounts receivable of $794,000 and an increase in restricted cash of $430,000.

Net cash used in investing activities for the first nine months of 2015 was $3,622,000, primarily for a variety of equipment purchases and building remodel projects. Net cash used in investing activities for the first nine months of 2014 was $3,663,000, primarily for the construction of the Expo Center.

Net cash used in financing activities during the first nine months of 2015 was $942,000 primarily for the payment of cash dividends. Net cash provided by financing activities during the first nine months of 2014 primarily resulted from the purchases of stock through the Employee Stock Purchase Plan and proceeds received upon the exercise of stock options totaling approximately $76,000.

The Company has a general credit and security agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000 and expires on May 4, 2016. The line of credit is collateralized by all receivables, inventory, equipment, general intangibles, products and proceeds, together with all other assets and properties of the Company. The Company had no borrowings under the credit line during the six months ended September 30, 2015 or the year ended December 31, 2014. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements at all times throughout the nine months ended September 30, 2015.

The Company’s cash and cash equivalent balance at September 30, 2015 was $8.3 million compared to $8.8 million at December 31, 2014. The Company believes that unrestricted funds available in its cash accounts, amounts available under its revolving line of credit, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements for regular operations, as well as predevelopment expenses during 2015. However, if the Company engages in real estate development additional financing maybe required.

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

Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 71.7% of our total assets at September 30, 2015. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows. If the sum of the related expected future net cash flows is less than the carrying value, management would determine how much of an impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. To date, we have determined that no impairment of these assets exists.

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

Legislation:

Legislation that became effective in Minnesota on April 15, 2014 increased the minimum wage that must be paid to most company employees from $7.25 to $8.00 on August 1, 2014, and from $8.00 to $9.00 per hour on August 1, 2015. A further increase to $9.50 per hour is scheduled for August 1, 2016. In addition, starting January 1, 2018, the minimum wage will increase at the beginning of each year by the rate of inflation with a maximum increase of up to 2.5% per year. The legislation includes a 90-day training wage of $7.75 for 18 and 19-year-olds and, under certain conditions, for 16 and 17- year olds. Prior to August 1, 2014, the Company employed a large number of individuals who received an hourly wage equal to or slightly above $7.25 per hour. As a result, this legislation had an adverse effect in 2014 and will continue to have an adverse effect in 2015 and beyond. While we may be able to mitigate the impact of this increase by raising our prices or reducing our employee count, these measures could themselves have an adverse effect because higher prices and diminished service levels may discourage customers from visiting the Racetrack. To the extent we are not able to implement such price increases and cost cutting measures, the increase in the minimum wage will adversely affect our net income.

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

Under the terms of the CMA, the SMSC paid the horsemen $6.2 million and $5.3 million in the first nine months of 2015 and 2014, respectively, primarily for purse enhancements.

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

[1] Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s condensed consolidated statements of operations. For the nine months ended September 30, 2015, the Company recorded $800,000 in other revenue and incurred $630,000 in advertising and marketing expense and $170,000 in depreciation related to the SMSC marketing payment. For the nine months ended September 30, 2014, the Company recorded $711,000 in other revenue and incurred $551,000 in advertising and marketing expense and $160,000 in depreciation related to the SMSC marketing payment. The excess of amounts received over revenue earned is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheets.

Under the CMA, the Company agreed it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

As part of the CMA, and pursuant to a related SAR Agreement dated June 14, 2012, the Company issued stock appreciation rights to the SMSC. The SAR Agreement granted rights to the SMSC to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties. Each right represented the right to be paid the appreciation in the value of one share of stock above $14.30. Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vested at the rate of 16,500 per year beginning in January 2013. For the nine months ended September 30, 2015, the Company recognized $142,000 of expense related to these stock appreciation rights, of which $142,000 was recorded as an offset to other revenue. For the nine months ended September 30, 2014, the Company recognized $80,000 of expense related to these stock appreciation rights, of which $80,000 was recorded as an offset to other revenue.

On July 30, 2015, the Company sold the land and buildings related to the Shakopee Valley RV Park located in Shakopee, Minnesota to SMSC for $100,000 plus the cancellation of the vested and unvested SARs. The sale resulted in a $347,000 gain on the Consolidated Statements of Operations – Gain on disposal of assets.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors reported under Item 1A in the Form 10-K for the year ended December 31, 2014, and the risk factors presented therein are incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable.

(b)	Not Applicable.

(c)	On December 17, 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 12b-18 in open market transactions, block purchases of privately negotiated transactions (the “2008 Stock Repurchase Plan”). From its adoption until August 13, 2012, the Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and, on such date, authorized the repurchase of an additional 100,000 shares of the Company’s common stock. The Company did not repurchase any shares during the third quarter of 2015. The maximum number of shares that may yet be purchased under the above authorizations is 128,781 as of September 30, 2015.

Item 3.	Defaults upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

(a)	The following exhibits are included herein:

11	Statement re computation of per share earnings – See Net Income Per Share under Note 1 of Notes to Consolidated Financial Statements under Part 1, Item 1, which is incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: November 13, 2015	/s/ Randall D. Sampson
Randall D. Sampson,
President and Chief Executive Officer

Dated: November 13, 2015	/s/ David C. Hansen
David C. Hansen,
Vice President and Chief Financial Officer

