Form 10-K
period 2015-12-31
CANTERBURY PARK HOLDING CORP
filed 2016-03-30
CIK 926761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates based on the price at which the Company’s common stock was last sold on the NASDAQ Global Market, on June 30, 2015, the end of the registrant’s most recently completed second fiscal quarter was $25,179,536.

On March 15, 2016, the Company had 4,258,347 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders, to be held on June 9, 2016 and which will be filed on or before April 28, 2016, are incorporated by reference into Part III of this Form 10-K.

CANTERBURY PARK HOLDING CORPORATION

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED December 31, 2015

2

Item 1.	BUSINESS

(a) General Development of the Business

Canterbury Park Holding Corporation (the “Company,” “we,” “our,” or “us”) hosts pari-mutuel wagering on horse races and “unbanked” card games at its Canterbury Park Racetrack and Card Casino facility (the “Racetrack”) in Shakopee, Minnesota. The Company’s pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack and year-round wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”). Unbanked card games, in which patrons compete against each other, are hosted in the Card Casino at the Racetrack. The Company also derives revenues from related services and activities, such as food and beverage, parking, advertising signage, publication sales, and catering and events held at the Racetrack. The ownership and operation of the Racetrack and the Card Casino are significantly regulated by the Minnesota Racing Commission (“MRC”).

The Company was incorporated under the laws of Minnesota on March 24, 1994, acquired the Racetrack on March 29, 1994, commenced seven day a week simulcast operations on May 6, 1994, and, beginning in May 1995, launched live horse racing and related pari-mutuel wagering on a seasonal basis, generally from early May to early September. The Card Casino opened on April 19, 2000 and, with authority to host card games at up to 80 tables, the Company currently hosts live play on approximately 65 tables on a daily basis.

In June 2012, the Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”) pursuant to which SMSC has agreed, through 2022, to supplement purses for live races at the Racetrack, as well as provide funds to the Company for joint marketing efforts with SMSC. See “Cooperative Marketing Agreement” at (c)(viii) below for additional information.

The Company’s website is www.canterburypark.com. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge on our website.

(b) Financial Information About Segments

The Company divides its business into three segments: horse racing, Card Casino, and food and beverage. The horse racing segment represents our pari-mutuel wagering operations on simulcast and live horse races; the Card Casino segment represents our unbanked card operations; and the food and beverage segment includes both concessions and catering and events services provided at the Racetrack.

(c) Narrative Description of Business

(i)	Horse Racing Operations

The Company’s horse racing operations consist of year-round simulcasting of horse races from around the U.S. and wagering on live thoroughbred and quarter horse races (“live meets”) held on a seasonal basis beginning in May and generally concluding in September each year.

Live Racing

For the years ended December 31, 2015 and 2014 the Racetrack hosted 70 days and 68 days, respectively, of live racing beginning in mid-May and concluding in September. Currently, Minnesota law requires the Company to schedule a minimum of 125 days of live racing annually, unless the Minnesota Horsemen’s Benevolent and Protective Association (the “MHBPA”) agrees to a lesser number of live racing days. Since 1995, the MHBPA has agreed to waive the 125-day requirement and has allowed the Company to run a live meet of at least 50 days each year. Pursuant to the CMA, the MHBPA entered into a Horse Association Agreement in which it agreed to waive the 125-day requirement provided that at least 65 days of live racing are scheduled during the term of the agreement. If, for any reason, the MHBPA ceases to be bound by its obligations under the Horse Association Agreement, and the Company and the MHBPA are unable to agree on a live meet shorter than 125 days, the Company’s operations could be adversely impacted by a decrease in the daily purses, potential reduction in the quality of horses, lower attendance, lower overall total amount wagered (“handle”), and substantially greater operating expenses.

3

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

The Company offers simulcast racing from up to 20 racetracks per day, seven days a week, 363 days per year, including Churchill Downs, Santa Anita, Gulfstream Park, Belmont Park, and Saratoga Racecourse.  In addition, races of national interest, such as the Kentucky Derby, the Preakness Stakes, the Belmont Stakes, and the Breeders’ Cup supplement the regular simulcast program.  The Company regularly evaluates its agreements with other racetracks in order to offer the most popular simulcast signals of live horse racing that are reasonably available.

Under applicable provisions of federal and state law, in order to conduct simulcast operations either as a host or guest track, the Company must obtain the consent of the state’s regulatory authority and the organization which represents a majority of the owners and trainers of the horses who race at the Racetrack.  In Minnesota, such consent must be obtained, respectively, from the MRC and the MHBPA.  As these consents are obtained annually, no assurance can be given that the MRC and the MHBPA will allow the Company to conduct simulcast operations either as a host or guest track after 2016.  If the MRC or the MHBPA do not consent, the Company’s operations could be adversely impacted by a decrease in pari-mutuel revenue, potential reduction in the quality of horses, lower attendance, lower overall handle, and substantially greater operating expenses.

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

The Card Casino currently offers the following table games: Blackjack, Mississippi Stud, Fortune Pai Gow, Three Card Poker, Crazy 4 Poker, Ultimate Texas Hold ‘Em, EZ Baccarat, and Free Bet Blackjack. The Company has the option to offer banked games under laws governing Card Casino operations but currently only offers “unbanked” games. “Unbanked” refers to a wagering system or game where wagers lost in card games are accumulated into a player pool liability for purposes of enhancing the total amount paid back to winning players. The Company can only serve as custodian of the player pool, may not have an active interest in any card game and does not recognize amounts that dealers “win” or “lose” during the course of play as revenue.

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

(iii)	Food and Beverage Operations

The Company’s food and beverage operations consist of concession stands, restaurant and buffet, bars and other food venues. The Company offers two year-around café style restaurants and full service bars within the Card Casino and Simulcast area. The Card Casino offers tableside menu service 24 hours a day. Our newly remodeled Triple Crown Club offers lounge services along with a buffet restaurant. During live racing a wide variety of concession style food and beverage options are available to our guests

The food and beverage operations also include our catering and events services. The Company is the fourth largest event space in the Twin Cities with more than 100,000 square feet of available space. The Company’s facilities provide a variety of purposes for year-round events and other activities. The Company’s event space has been used for craft shows, trade shows, pool and poker tournaments, automobile and other utility vehicle shows, major art shows, and fundraisers. The Company’s outdoor spaces have been used for concerts, snowmobile races and other competitions. In addition to event space the Company rents space in its horse stable area for boat storage during the winter months.

4

(iv)	Sources of Revenue

General

The Company’s revenues are principally derived from three activities: Card Casino operations, wagering on live and simulcast horse races, and food and beverage sales. For the year ended December 31, 2015, revenues from Card Casino operations represented 55.4% of total revenues, wagering on horse races generated 19.2% of total revenues, and food and beverage revenue represented 15.2% of total revenues.

Card Casino Operations

The Company currently receives revenue from poker and table games wagering in its Card Casino, which operates 24 hours per day, seven days per week. The Company currently receives collection revenue from poker and table games tables. The primary source of Card Casino revenue is a percentage of the wagers received from the players, aggregated up to 18% per day as defined by MRC regulations, as compensation for providing the Card Casino facility and services, referred to as “collection revenue.” In addition, several table games offer a progressive jackpot. The player has the option of playing the jackpot and has the opportunity to win some or the entire jackpot amount, depending upon their hand. The Company collects a “rake” of 5%-10%, depending on the limit of the game, of each addition to the “pot” up to a maximum of $5 per hand as its collection revenue. In addition, poker games offer progressive jackpots for most games. In order to fund the jackpot pool, the dealer withholds $1 from each final pot in excess of the $15 minimum.

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

5

Wagering on Live Races

The Racing Act establishes the maximum takeout that may be deducted from the handle. The takeout percentage on live races depends on the type of wager. The total maximum takeouts are 17% from straight wagering pools and 23% from exotic wagering pools. From this takeout, Minnesota law requires deductions for purses, pari-mutuel taxes, and payments to the MBF.

While the Racing Act provides that a minimum of 8.4% of the live racing handle is to be paid as purses to the owners of the horses, the size of the purse is subject to further agreement with the MHBPA and the Minnesota Quarter Horse Association (the “horsepersons’ associations”). In addition, the MBF receives 1% of the handle. The pari-mutuel tax applicable to wagering on all simulcast and live races is 6% of takeout in excess of $12 million during the twelve-month period beginning July 1 and ending the following June 30.

The following table indicates the percentage distribution of each dollar wagered on live races at the Racetrack, as established by the Racing Act, and the Racetrack’s retainage for the years ended December 31, 2015 and 2014:

	Live Racing
	Straight		Exotic

Returned to Winning Patrons		83.00%		77.00%
Purse (1)	8.40		8.40
Minnesota Breeders’ Fund	1.00		1.00
Minnesota Pari-Mutuel Taxes (2)	—		—
Racetrack Retainage (1)	7.60		13.60
Total Takeout		17.00		23.00

Total Handle		100.00%		100.00%

(1)	Minnesota law provides that the 8.40% purse payment is a minimum. The actual percentage, if any, above the minimum is determined by agreement between the Racetrack and the MHBPA. Any additional amounts paid for purses decrease the Racetrack’s retainage.
(2)	The current pari-mutuel tax structure exempts the first $12 million of takeout during a statutorily mandated twelve-month period. The total pari-mutuel tax liability for a twelve-month period will depend upon the total takeout during that period. There was no pari-mutuel tax liability in 2015 or 2014 and therefore, it is not factored into the above table.

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

The following table sets forth the approximate percentage distribution of each dollar wagered on races simulcast at the Racetrack and the Racetrack’s retainage for the years ended December 31, 2015 and 2014:

	During Racing Season
	Concurrent with		Not Concurrent with		Outside of Racing
	Live Card		Live Card		Season

Returned to Winning Patrons (1)		80.50%		80.50%		80.50%
Minnesota Breeders’ Fund	1.00		1.00		1.10
Minnesota Pari-Mutuel Taxes (2)	—		—		—
Purse (3)	8.40		7.35		4.15
Host Track Fees (4)	3.80		3.80		3.80
Racetrack Retainage (3)	6.30		7.35		10.45
Total Takeout		19.50		19.50		19.50

Total Handle		100.00%		100.00%		100.00%

(1)	This amount will depend upon the takeout at the host racetrack. This percentage is determined by local and state law applicable to the host track and ranges from 75.0% to 85.0%.
(2)	The current pari-mutuel tax structure exempts the first $12 million of takeout during a statutorily mandated twelve-month period. The total pari-mutuel tax liability for a twelve-month period will depend upon the total takeout during that period. There was no pari-mutuel tax liability in 2015 and 2014 and therefore, it is not factored into the above table.
(3)	Although Minnesota law specifies purse percentages, the actual percentage is determined by an agreement between the Racetrack and the MHBPA.
(4)	Payments to the host track generally range from 3.0% to 7.25% of total handle, subject to negotiation with each host track. For purposes of this table, the host track fee is assumed to be 3.8%.

Minnesota law was amended in 2015 to establish a single blended rate for “Purse” and “Racetrack Retainage” for both during and outside of the racing season; this amendment is effective January 1, 2016. The Company believes this change will not have an adverse impact on our business. However, for comparison purposes, in future periods the rate change could have an effect on our quarter-to-quarter results of operations.

Food and Beverage Revenue

The Company earns revenue from sales in its restaurant, catering areas and numerous concession stands located throughout the facility. Food and beverage sales are also offered in the card room, during live and simulcast racing, and during events.

Other Revenue

The Company generates cash revenues from the receipt of reserved seating charges, preferred and valet parking and the sales of various daily pari-mutuel publications. Additional revenues are derived from special events and other space rentals. The Company also generates revenue from providing advertising signage space.

(v)	Competition

The Company faces direct competition from North Metro Harness Initiative, LLC (“NMHI”) that operates Running Aces Harness Park in Columbus Township, Anoka County, Minnesota, a racetrack and card room that is located approximately 50 miles from Canterbury Park. NHMI offers pari-mutuel wagering on live races of standardbred (“harness”) horses on a seasonal basis and year around wagering on simulcasting of all breeds of horse races. In addition to pari-mutuel wagering, NHMI operates a card room which directly competes with the Company’s Card Casino. Due to its proximity and similar wagering and gaming offerings, NHMI’s direct and substantial competition could adversely impact the Company’s business, financial condition and results of operations.

The Company operates in a highly competitive wagering and gaming industry with a large number of participants. The Company competes with competitive wagering operations and activities that include tribal casinos, state-sponsored lotteries and other forms of legalized gaming in the U.S. and other jurisdictions. The Company competes with a number of tribal casinos in the State of Minnesota that offer video slot machines, table games and unbanked card games, including Minnesota’s largest casino, Mystic Lake, which is located approximately four miles from the Racetrack.

Additionally, Internet-based interactive gaming and wagering is growing rapidly and adversely affects all forms of wagering offered by the Company. The Company anticipates competition from existing and new Internet-based gaming ventures will become more intense and as State and federal regulation of Internet-based activities is clarified.

The Company faces indirect competition from a variety of sources for discretionary consumer spending including spectator sports and other entertainment and gaming options. In the Minneapolis-Saint Paul metropolitan area, competition includes a wide range of live and televised professional and collegiate sporting events. In addition, live horse racing competes with a wide variety of summer attractions, including amusement parks, sporting events, and other local activities.

Finally, the Company competes with racetracks located throughout the United States in securing horses to run at the Racetrack. Attracting owners and trainers that can bring high quality horses to our Racetrack is largely dependent on the ability to offer competitive purses. The Company experiences significant competition for horses from racetracks located near Des Moines, Iowa and Chicago, Illinois. This competition is expected to continue for the foreseeable future.

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

Limitation on the Number of Class A and Class B Licenses

Pursuant to the Racing Act, so long as the Racetrack maintains its Class A License, no other Class A License may be issued to operate a racetrack in the seven-county metropolitan area (the counties of Hennepin, Ramsey, Washington, Scott, Dakota, Anoka, and Carver), except that the Racing Act provides that the MRC may issue an additional Class A License within the seven-county metropolitan area, if the additional license is issued for a facility which, among other conditions, is located more than 20 miles from the Racetrack, contains a track no larger than five-eighths of a mile in circumference, and is used exclusively for standardbred (harness) racing. In January 2005 this additional Class A license was issued to NMHI (see “Competition” above). Nevertheless, as long as the Company holds its Class A License, only the Company may own and operate a racetrack in the seven county metropolitan area where thoroughbred and quarter horses are raced.

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

Card Casino Regulation

The MRC is also authorized by the Racing Act to regulate Card Casino operations, and the law requires that the Company reimburse the MRC for its actual costs, including personnel costs, of regulating the Card Casino. For fiscal years ended December 31, 2015 and 2014, the Company paid $157,000 and $168,000, respectively, to the MRC as reimbursement for costs of regulating Card Casino operations.

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

Minimum Wage Legislation

Legislation that became effective in Minnesota on April 15, 2014 increased the minimum wage that must be paid to most company employees from $7.25 to $8.00 on August 1, 2014, and from $8.00 to $9.00 per hour on August 1, 2015. A further increase to $9.50 per hour is scheduled for August 1, 2016. In addition, starting January 1, 2018, the minimum wage will increase at the beginning of each year by the rate of inflation with a maximum increase of up to 2.5% per year. Prior to August 1, 2014, the Company employed a large number of individuals who received an hourly wage equal to or slightly above $7.25 per hour. As a result, this legislation had an adverse effect in 2014 and 2015 and will continue to have an adverse effect in 2016 and beyond. We have implemented measures and will continue to implement measures to mitigate the impact of this increase by raising our prices or reducing our employee count. However, these measures could themselves have an adverse effect because higher prices and diminished service levels may discourage customers from visiting the Racetrack. To the extent we are not able to implement such price increases and other cost cutting measures, the increase in the minimum wage will adversely affect our net income.

Potential Horseracing Legislation

In July 2015, the Thoroughbred Horseracing Integrity Act of 2015 was introduced in Congress. Under the terms of this proposed legislation, the United States Anti-Doping Agency (“USADA”) is designated as the organization responsible for regulating drugs, medications and treatments used in racing and would prohibit interstate wagering without consent from USADA. If enacted into law, the legislation could have an adverse impact on our business.

(viii)	Cooperative Marketing Agreement

On June 4, 2012, the Company entered into the CMA with the SMSC. The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s thoroughbred and quarter horse through horse industry. Under the CMA, as amended, this is achieved through “Purse Enhancement Payments to Horsemen” paid directly to the MHBPA. Such payments have no direct impact on the Company’s consolidated financial statements or operations.

Under the terms of the CMA, as amended, the SMSC paid the horsemen $6.2 million and $5.8 million for purse enhancements for the years ended December 31, 2015 and 2014, respectively.

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events. Under the CMA, the SMSC paid the Company $944,000 and $660,000 for marketing purposes for the years ended December 31, 2015 and 2014, respectively.

Effective January 2015, the CMA was amended to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.” Effective January 2016, the CMA was amended under the “Second Amendment” agreement to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.” SMSC has currently agreed to make the following purse enhancement and marketing payments for 2016 through 2022:

Year	Purse Enhancement Payments to1 Horsemen	Marketing Payments to Canterbury Park
2016	$6,788,100	$1,197,900
2017	7,466,910	1,317,690
2018	7,650,000	1,350,000
2019	7,650,000	1,350,000
2020	7,650,000	1,350,000
2021	7,650,000	1,350,000
2022	7,650,000	1,350,000

1 - Includes $100,000 each year payable to various horsemen associations

 The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the year ended December 31, 2015, the Company recorded $926,000 in other revenue and incurred $700,000 in advertising and marketing expense and $226,000 in depreciation related to the SMSC marketing payment. For the year ended December 31, 2014, the Company recorded $825,000 in other revenue and incurred $608,000 in advertising and marketing expense and $217,000 in depreciation related to the SMSC marketing payment. The excess of amounts received over revenue is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheets.

Under the CMA, the Company agreed for the term of the CMA that it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

As part of the CMA, and pursuant to a related SAR Agreement dated June 14, 2012, the Company issued stock appreciation rights to the SMSC. For the year ended December 31, 2015, the Company recognized $142,000 of expense related to these stock appreciation rights, of which $142,000 was recorded as an offset to other revenue. For the year ended December 31, 2014, the Company recognized $32,000 of expense related to these stock appreciation rights, of which $32,000 was recorded as an offset to other revenue.

On July 30, 2015, the Company sold the land and buildings related to the Shakopee Valley RV Park located in Shakopee, Minnesota to SMSC for $100,000 plus the cancellation of the vested and unvested SARs. The sale resulted in a $347,000 gain on the Consolidated Statements of Operations –Gain on disposal of assets.

(ix)	Marketing

The Company’s primary market is the seven-county Minneapolis-Saint Paul metropolitan area plus the two counties to the south of the Racetrack and Card Casino. The City of Shakopee, located in the southwestern portion of the metropolitan area, is one of the fastest growing communities in the region, and Scott County is one of the fastest growing counties in the country.

To support its pari-mutuel horse racing, Card Casino, and catering and events businesses, the Company conducts year-round marketing efforts to maintain the loyalty of existing customers and attract new players to the property. The Company utilizes radio, television, digital advertising, social media, print advertising and direct marketing to communicate to its audiences. In addition to its regular advertising and communication program, the Company conducts numerous special promotions, handicapping contests and poker tournaments to attract incremental visits. The Company also utilizes a robust player rewards and database marketing program to enhance the loyalty of its guests.

The Company continues to focus on creating a premier guest experience as the core element of its marketing efforts. This includes on delivering great customer service, developing new food and beverage offerings, creating fan education programs, and providing entertainment opportunities that go beyond the traditional pari-mutuel wagering and card playing activities.

(x)	Real Estate Activities

The Company owns approximately 400 acres of land in Shakopee, Minnesota where the Racetrack is located, and approximately 300 acres of this land is specifically designated as being subject to MRC regulation as part of the Company’s Class A license. The amount of land currently used to conduct Racetrack operations (public areas, stable area for boarding horses, parking areas, and land for other facilities and amenities) is approximately 230 acres. As a result, approximately 170 acres are considered underutilized (the “Underutilized Land”), and this land is available for real estate development compatible with the Company’s Racetrack Operations.

For the past several years, the Company has explored various ways in which to develop the Underutilized Land. The status of the Company’s investigation of alternative ways to develop the Underutilized Land has been reported from time to time in reports to Securities and Exchange Commission and in press releases. On October 5, 2015 the Company announced that it was discontinuing efforts to develop a destination lifestyle retail complex immediately east of the Racetrack, that would have required moving the horse stable area at considerable cost, in order to pursue several opportunities, including a multi-family residential community with a variety of apartment types and attractive amenities, restaurants, a hotel, a grocery anchor and other retail stores.

Consistent with pursuing its current development plan, the Company has recently engaged in the following real estate transactions. On October 6, 2015 the Company completed the sale of an approximately six-acre parcel located at Vierling Drive East and Eagle Creek Blvd for $1,459,000 to Minnesota Municipal Power Agency (MMPA). MMPA is in the process of seeking the necessary state and local approvals to develop a natural gas fired electric power generation and production facility. On December 14, 2015, the Company entered into a lease agreement to acquire approximately 32 acres of land adjacent to the Racetrack with a total purchase price of $4,881,000. This land is part of the Company’s goal to develop the Underutilized Land.

To facilitate its real estate development efforts, the Company’s Board of Directors has approved a Plan of Reorganization to reorganize and reincorporate the Company into a holding company structure (the “Reorganization”). The Reorganization is intended to create a legal framework that will enable the Company to separate its regulated pari-mutuel wagering, card casino, concessions and other related businesses (“Racetrack Operations”) from the Underutilized Land. If approved by the shareholders, upon consummation of the transactions contemplated by the Reorganization, the Company’s business will be restructured as follows:

•	A recently formed corporation, “New Canterbury” will be the public company owned by the Company’s shareholders, and without the need to take any action, each shareholder will have the same percentage ownership in New Canterbury (and, indirectly, in all property and other assets currently owned by the Company) immediately after the Reorganization as that shareholder had immediately before the Reorganization.

•	New Canterbury will be a holding company for, and parent company of, two recently formed subsidiaries, Canterbury Park Entertainment LLC and Canterbury Development LLC.

•	Canterbury Park Entertainment LLC will be the surviving business entity in a merger with the Company and will directly own all land, facilities, and substantially all other assets related to the Company’s Racetrack Operations, will conduct these businesses consistent with current practices, and will be subject to direct regulation by the MRC.

•	Canterbury Development LLC will not be subject to direct regulation by the MRC and it will be the legal entity through which the Company will commercially develop its Underutilized Land.

•	Upon effectiveness of the Reorganization, New Canterbury’s name will be changed to Canterbury Park Holding Corporation.

The Company initially intended to submit the proposed Reorganization to its shareholders at a Special Meeting in late 2015, but for various business reasons decided to postpone shareholder consideration of the Reorganization. The Company now intends to seek shareholder approval for the Reorganization at its Annual Meeting of Shareholders which is expected to be held on June 9, 2016.

(xi)	Employees

At March 15, 2016, the Company had 273 full-time employees and 540 part-time employees. On a seasonal basis, the Company adds approximately 400 employees for live racing operations from early May until early September. The Company’s management believes its employee relations are good.

(xii)	Executive Officers

The executive officers of the Company, their ages and their positions with the Company are as follows:

Name	Age	Position with Company

Randall D. Sampson	57	President, CEO and General Manager

David C. Hansen	59	Vice President of Finance, CFO and Secretary

Eric A. Halstrom	47	Vice President of Racing Operations

Michael J. Garin	60	Vice President of Non-Gaming Operations and Asst. Secretary

Michael Hochman	50	Vice President of Card Casino Operations

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

Michael J. Garin was named Vice President of Non-Gaming Operations in October 2009. Prior thereto, Mr. Garin served as the Vice President of Hospitality since May 1997. He also previously served as President of Canterbury Park Food and beverage, Inc. from September 1995 to May 1997. From 1993 to 1994, Mr. Garin served as Food & Beverage Supervisor for Little Six, Inc., one of the largest tribal casino operations in the country. Mr. Garin was President of MMR Vending, Inc., a regional vending company, from 1988 to 1992. Prior to 1988, he was a Regional Director at General Mills Restaurant Group overseeing seven restaurants in three states. Since 2007, Mr. Garin has served on the Board of Directors for the Minnesota Restaurant Association.

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

In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and to the Company could materially impact our future performance and results. Such risk factors include, but are not limited to, the matters discussed below as well as the additional risks discussed under “Forward-Looking Statements” on page 30 of this Form 10-K.

We face significant competition, both directly from other gaming operations and indirectly from other forms of entertainment and leisure time activities, which could have a material adverse effect on our operations.

We face intense competition in our market, particularly competition from NMHI which offers unbanked card games similar to those offered by the Company. We also compete with Native American owned casinos. Such facilities have the advantage of being exempt from certain state and federal taxes and state regulation of indoor smoking, as well as the ability to offer a wider variety of gaming products. Internet-based interactive gaming and wagering, both legal and illegal, is growing rapidly and we anticipate competition in this area will become more intense as new Internet-based ventures enter our industry and as state and federal regulations on Internet-based activities are clarified. Additionally, we compete with other forms of gambling, spectator sports, other forms of entertainment, and other racetracks throughout the country as previously discussed under “Competition” above.

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

The Company’s business was adversely affected by the severe economic downturn beginning in 2008. While economic conditions improved in 2014 and 2015 in local, regional, national and global markets, the risk of a future downturn exists. Our ability to respond to periods of economic contraction may be limited, as certain of our costs remain fixed or even increase, when revenue declines. Our real estate activity is affected by local real estate and land values. Our access to and/or cost of credit may be impacted to the extent global and U.S. credit markets are affected by downward trends. Any persistence of poor economic conditions, or deterioration in economic conditions, could have a material adverse impact on our business.

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

We are subject to significant regulation by the MRC under the Racing Act and the rules adopted by the MRC. The MRC has the authority to impose increases in the Class A and Class B license fees. In addition, the Racing Act requires that we reimburse the MRC for its actual costs of regulating the Card Casino, including personnel costs. Increases in these licensing and regulatory costs could adversely affect our results of operations.

Amendments to the Racing Act or decisions by the MRC in regard to any one or more of the following matters could also adversely affect the Company’s operations: the granting of operating licenses to Canterbury Park and other racetracks after an application process and public hearings; the licensing of all track employees, jockeys, trainers, veterinarians, and other participants; regulating the transfer of ownership interests in licenses; allocating live race days and simulcast-only race days; approving race programs; regulating the conduct of races; setting specifications for the racing ovals, animal facilities, employee quarters, and public areas of racetracks; changes to the types of wagers on horse races; and approval of significant contractual agreements.

We are subject to changes in the laws that govern our business, including the possibility of an increase in gaming taxes, which would increase our costs, and changes in other laws may adversely affect our ability to compete.

Our operations and oversight by the MRC are ultimately subject to the laws of Minnesota including, but not limited to, the Racing Act, and there exists the risk that these laws may be amended in ways adverse to our operations. In particular, we are required to pay taxes and fees in addition to normal federal, state, and local income taxes, and such taxes and fees are subject to increase at any time. From time to time, state and local legislators and officials have proposed changes in tax laws, or in the administration of laws affecting our industry, such as the allocation of each wagering pool to winning bettors, the Racetrack, purses, and the MBF. In addition, poor economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. It is not possible to predict with certainty the likelihood of changes in tax laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our operations.

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

While we maintain insurance coverage specific to cyber-insurance matters, any failure on our part to maintain adequate safeguards may subject us to significant liabilities.

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

The CMA grants to the SMSC the right to terminate the CMA without cause if the SMSC determines, in its sole discretion that a change of circumstance adverse to its interests with respect to gaming in the State of Minnesota has occurred. If the SMSC exercises this right, the Company would be entitled to substantial wind down payments approximately equal to 2.5 times the average payment due under the CMA in the three years following the year it gives such notice of termination. While such wind down payments would cushion the impact of the SMSC’s exercise of this right to terminate the CMA, a termination of the CMA prior to the expiration of its term in 2022 could have a material adverse effect on the Company.

Nationally the popularity of horse racing has declined.

There has been a general decline in the number of people attending and wagering on live horse races at North American racetracks due to a number of factors, including increased competition from other wagering and entertainment alternatives as discussed above. According to industry sources, pari-mutuel handle declined 27% from 2007 to 2011 and has been relatively stable since 2011, experiencing less than a 1% decline in growth between 2011 and 2015. Declining interest in horse racing has had a negative impact on revenues and profitability in our racing business. Our business plan anticipates increased attendance and pari-mutuel wagering during our 2016 live meet and in future live meets because of purse enhancement payments and marketing payments we receive under the CMA. However, we recognize that a general decline in interest in horse racing and pari-mutuel wagering could have a material adverse impact on our business, financial condition and results of operations in future years.

We may not be able to attract a sufficient number of horses and trainers to achieve full field horse races.

We believe that patrons prefer to wager on races with a large number of horses, commonly referred to as full fields. A failure to offer races with full fields results in less wagering on our horse races. Our ability to attract full fields depends on several factors. It depends on our ability to offer and fund competitive purses and it also depends on the overall horse population available for racing. Various factors have led to declines in the horse population in certain areas of the country, including competition from racetracks in other areas, increased costs and changing economic returns for owners and breeders, and the spread of various debilitating and contagious equine diseases. If our racetrack is faced with a sustained outbreak of a contagious equine disease, it could have a material impact on our profitability. Finally, if we are unable to attract horse owners to stable and race their horses at our racetrack by offering a competitive environment, including improved facilities, a well-maintained racetrack, better conditions for backstretch personnel involved in the care and training of horses stabled at our racetrack and a competitive purse structure, our profitability could also decrease. We also face increased competition for horses and trainers from racetracks that are licensed to operate slot machines and other electronic gaming machines that provide these racetracks an advantage in generating new additional revenues for race purses and capital improvements. While our ability to offer full fields to patrons during our live meets has been substantially strengthened by the purse enhancement payments that will be made under the CMA through 2022, our inability to attract full fields, for whatever reason, could have a material adverse impact on our business, financial condition and results of operations.

Inclement weather and other conditions may affect our ability to conduct live racing.

Since horse racing is conducted outdoors, unfavorable weather conditions, including extremely high and low temperatures, high winds, storms, tornadoes and hurricanes, could cause events to be canceled and/or attendance to be lower, resulting in reduced wagering. Our operations, as well as the racetracks from which we receive simulcast singals, are subject to reduced patronage, disruptions or complete cessation of operations due to weather conditions, natural disasters and other casualties. If a business interruption were to occur due to inclement weather and continue for a significant length of time at our racetrack, it could have a material adverse impact on our business, financial condition and results of operations. The Company maintains insurance for incremental weather conditions that would help mitigate financial impact on our business.

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

The Company employs a large number of individuals at an hourly wage equal to or slightly above the current state mandated wage of $9.00 per hour. See “Recent Legislation” at (c)(vii) for additional information regarding recently enacted minimum wage legislation. Most of these employees are either high school or college students employed on a seasonal basis or tipped employees, many of whom receive, on average, tip income that is several times the current minimum wage. From time to time legislation is introduced in the U.S. Congress or the Minnesota legislature that would substantially increase the minimum wage. An immediate and substantial increase in the current minimum wage applicable to the Company would materially increase the Company’s operating expenses and could adversely affect the Company’s operations and financial results. While we will continue our efforts to mitigate the impact of any substantial minimum wage increase by raising our prices or reducing our employee count, these measures could themselves have an adverse effect because higher prices and diminished service levels may discourage visits to the Racetrack. Furthermore, to the extent we are not able to implement such cost cutting measures, the increase in the minimum wage could materially adversely affect our net income.

Uncertainty regarding the success of a possible real estate development project

The Company is currently pursuing the commercial development of its Underutilized Land. See discussion above under Item 1(c)(x) titled Real Estate Development and Proposed Reorganization. The development of residential and commercial real estate involves many risks, including but not limited to the selection of development partners, building design and construction, financing, securing and retaining tenants, and the volatility of real estate market conditions. Accordingly, there can be no assurance that the Company’s real estate development activities will be successful.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2.	PROPERTIES

General

The Company’s facilities, which are owned and operated under the name “Canterbury Park,” are a modern complex of buildings and grounds which generally compare favorably to other major racetracks located throughout the country. The Racetrack’s grandstand has a patron capacity of approximately 10,000 within enclosed areas and a maximum patron capacity of over 30,000 including outside areas around the grandstand. The grandstand and most public outdoor areas contain numerous pari-mutuel windows, odds information boards, video monitors, food and beverage stands and other amenities. The audio/visual system includes over 850 television monitors with most areas providing multi-screen viewing of the races.

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

Expo Center

On September 11, 2014 the Company opened its new Expo Center, a 30,000 square foot structure designed for year-round special events, trade shows and exhibits. The facility features 24,000 square feet of open event space and another 6,000 square feet including an entry area, offices, restrooms and storage. Together with other areas, Canterbury Park now offers the fourth largest event space in the Twin Cities with more than 100,000 total square feet of available space.

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

Underutilized Land

Approximately 170 acres of the approximately 400 acres of land owned or controlled by the Company are not currently used for its current business operations and could be developed or sold, in whole or in part. See discussion above under Item 1(c)(x) titled Real Estate Development and Proposed Reorganization.

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

The Company’s common stock trades on the NASDAQ Global Market under the symbol CPHC. The table set forth below indicates the high and low sale prices for the Common Stock in the quarterly periods ending December 31, 2015 and 2014:

	2015		2014
Common Stock	High	Low	High	Low

First Quarter	$11.00	$9.07	$11.92	$9.65
Second Quarter	11.76	9.56	12.04	9.76
Third Quarter	10.94	9.30	11.90	9.01
Fourth Quarter	11.05	9.50	10.61	8.91

(b)	HOLDERS

At March 15, 2016, the Company had 797 shareholders of record of its common stock. Since many holders’ shares are listed under their brokerage firms’ names, the actual number of shareholders is estimated by the Company to be over 2,000.

(c)	DIVIDENDS

During its two, most recently completed fiscal years, the Company paid one dividend, a special dividend of $0.25 per share paid to its shareholders of record on July 10, 2015. The Company has not adopted any plan or policy with regard to paying dividends. Future dividend action by its Board of Directors, if any, will be based on the Company’s earnings, projected future earnings, and cash requirements when such dividend action is next considered.

(d)          SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information as of December 31, 2015 regarding our equity compensation plans:

Securities Authorized for Issuance Under Equity Compensation Plans

	(a)		(c)
Plan Category (1)	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in column (a))

Equity compensation plans approved by security holders:
1994 Stock Plan	223,002	$9.30	180,100
1995 Employee Stock Purchase Plan	—	—	81,669

Equity compensation plans not approved by security holders:
Stock Option Plan for Non-Employee Consultants and Advisors (2)	—	—	162,500
Total	223,002		424,269

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

Not Applicable.

(f)           RECENT SALE OF UNREGISTERED SECURITIES

Not Applicable.

(g)          PURCHASES OF EQUITY SECURITIES BY THE ISSUER

On December 17, 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 12b-18 in open market transactions or block purchases of privately negotiated transactions (the “Stock Repurchase Plan”). From its adoption until August 13, 2012, the Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and, on such date, authorized the repurchase of an additional 100,000 shares of the Company’s common stock. As of December 31, 2015 and 2014, no shares were repurchased for both years and currently the Company is authorized to repurchase up to 128,781 shares under the Stock Repurchase Plan.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for each of the five fiscal years ended December 31, 2015. The operating and balance sheet data for the years ended and as of December 31, 2015, 2014, 2013, 2012 and 2011 are derived from our audited consolidated financial statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes thereto included elsewhere in this report.

(In thousands except for per share amounts)

	Year Ended December 31,
OPERATING DATA	2015[2]	2014[1]	2013	2012	2011

Net Revenues	$52,263	$48,470	$46,736	$45,461	$40,586

Operating Expenses	47,649	44,370	45,003	43,501	39,540

Income Before Income Taxes	4,617	4,102	1,736	1,966	1,053

Income Tax (Expense) Benefit	(1,890)	(1,691)	(720)	(950)	(655)

Net Income	2,727	2,411	1,017	1,016	398

Basic Net Income per Share	$0.65	$0.58	$0.24	$0.25	$0.10
Diluted Net Income per Share	0.64	0.57	0.24	0.24	0.10
Dividends per Share	0.25	—	—	0.50	—

Cash Flows from Operating Activities	$4,429	$4,590	$3,544	$4,057	$3,441

	At December 31,
BALANCE SHEET DATA	2015	2014	2013	2012	2011

Land, Buildings and Equipment, Net	$34,118	$28,076	$25,130	$22,120	$22,776

Total Assets	45,341	39,496	37,113	34,900	34,184

Total Stockholders’ Equity	$33,097	$30,995	$28,265	$26,885	$27,474

Number of Common Shares Outstanding at Year End	4,238	4,201	4,178	4,148	4,102

1 During fiscal year 2014, the Company recorded a $958,000 gain on insurance recoveries due to damage to our property resulting from multiple severe storms at the Racetrack.

2 During fiscal year 2015, the Company recorded a $495,000 gain on insurance recoveries, $347,000 gain on sale of Shakopee Valley RV Park, and $660,000 gain on sale of land.

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

STRATEGIC OVERVIEW

Canterbury Park Holding Corporation (the “Company,” “we,” “our,” or “us”) hosts pari-mutuel wagering on thoroughbred and quarter horse races and “unbanked” card games at its Canterbury Park Racetrack and Card Casino facility (the “Racetrack”) in Shakopee, Minnesota, which is approximately 25 miles southwest of downtown Minneapolis. The Racetrack is the only facility in the State of Minnesota that offers live pari-mutuel thoroughbred and quarter horse racing.

The Company’s pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack each year from May through September, and year-round wagering on races primarily held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”). Unbanked card games, in which patrons compete against each other, are hosted in the Card Casino at the Racetrack. The Card Casino operates 24 hours a day, seven days a week. The Card Casino offers both poker and table games at up to 80 tables. The Company also derives revenues from related services and activities, such as food and beverage, parking, advertising signage, publication sales, and from other entertainment events and activities held at the Racetrack.

The following summarizes our financial performance for the last five years (in 000’s):

Financial Performance Summary	2015[2]	2014[1]	2013	2012	2011

Net Revenues	$52,263	$48,470	$46,736	$45,461	$40,586

Operating Expenses	47,649	44,370	45,003	43,501	39,540

Income Before Income Taxes	4,617	4,102	1,736	1,966	1,053

Income Tax (Expense) Benefit	(1,890)	(1,691)	(720)	(950)	(655)

Net Income	2,727	2,411	1,017	1,016	398

1 During fiscal year 2014, the Company recorded a $958,000 gain on insurance recoveries due to damage to our property resulting from multiple severe storms at the Racetrack.

2 During fiscal year 2015, the Company recorded a $495,000 gain on insurance recoveries, $347,000 gain on sale of Shakopee Valley RV Park, and $660,000 gain on sale of land.

Our management team has extensive knowledge of the horse racing, Card Casino, and food and beverage operations, and our staff has demonstrated a commitment to enhancing the customer experience. The Company believes that management has a good relationship with our workforce and is able to retain qualified personnel as demonstrated by our low turnover rate.

Our facilities are modern by racetrack industry standards, and we have invested heavily in the past few years to update and upgrade them to meet the needs of our customers and horsemen. Our 386-acre site, in a prime location on the edge of the Minneapolis–St. Paul metropolitan area in one of the fastest-growing counties in Minnesota, provides us with great long-term growth and development opportunities, and our Board of Directors regularly considers additional uses for underutilized portions of our property. Our long-term strategic direction is to continue to enhance our Racetrack as a unique gaming and entertainment destination and develop underutilized land not needed for our current business uses.

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

OPERATIONS REVIEW

YEAR ENDED December 31, 2015 COMPARED TO YEAR ENDED December 31, 2014

EBITDA represents earnings before interest income, income tax expense, and depreciation and amortization. EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance or cash flows from operating activities as a measure of liquidity. EBITDA has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry. Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do. During the year ended December 31, 2015, Adjusted EBITDA excluded the gain on disposal of assets relating to the sale of Shakopee RV Park, gain on sale of land, and gain on insurance recovery. During the year ended December 31, 2014, Adjusted EBITDA excluded the gain on insurance recovery from multiple severe storms at the Racetrack.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and Adjusted EBITDA (defined above), which is a non-GAAP measure, for the years ended:

SUMMARY OF EBITDA DATA

	Year Ended December 31,
	2015	2014
NET INCOME	$2,727,022	$2,411,155
Interest income, net	(2,804)	(2,407)
Income tax expense	1,889,649	1,691,177
Depreciation	2,297,613	2,137,778
EBITDA	6,911,480	6,237,703
Gain on disposal of assets	(347,348)	—
Gain on sale of land	(659,562)	—
Gain on insurance recoveries	(495,465)	(957,597)
ADJUSTED EBITDA	$5,409,105	$5,280,106

Adjusted EBITDA increased $129,000, or 2.4%, but decreased slightly as a percentage of net revenues to 10.3% from 10.9% for the year ended December 31, 2015 compared to the same period in 2014.

REVENUES

Total net revenues for the year ended December 31, 2015 were $52,263,000, an increase of $3,793,000, or 7.8%, compared to total net revenues of $48,470,000 for the year ended December 31, 2014. Total Card Casino revenue increased 7.3%, food and beverage revenue increased 14.0% and total pari-mutuel revenue decreased 1.7% in 2015 compared to 2014. See below for a further discussion of our sources of revenues.

SUMMARY OF PARI-MUTUEL DATA

	Year Ended December 31,
Racing Days	2015	2014
Simulcast only racing days	293	295
Live and simulcast racing days	70	68
Total Number of Racing Days	363	363

On-Track Handle
Simulcast handle on simulcast only racing days	$20,108,000	$22,322,000
Simulcast handle on live racing days	9,057,000	9,269,000
Total simulcast handle	29,165,000	31,591,000

Live racing handle	12,509,000	12,299,000
Total On-Track Handle	41,674,000	43,890,000

Out-of-state Live Handle	28,621,000	24,643,000
Total Handle	$70,295,000	$68,533,000

Total handle wagered in 2015 increased $1,762,000, or 2.6%, compared to 2014. The increase is primarily attributable to an increase in out-of-state live handle partially offset by a decrease in simulcast handle due to increased competition from NMHI which offered simulcasting thoroughbred and quarter horse races throughout the year and increased internet wagering on horse racing.

Pari-mutuel revenues also include commission and breakage revenues on live on-track and simulcast racing, fees received from out-of-state racetracks for wagering on our live races and proceeds from unredeemed pari-mutuel tickets. Pari-mutuel revenues decreased $171,000, or 1.7%, to $10,022,000 in 2015 from 2014, primarily reflecting a decrease in simulcast revenues partly offset by an increase in out-of-state revenue.

CARD CASINO REVENUES

	Year Ended December 31,
	2015	2014
Poker Games	$9,704,000	$9,838,000
Table Games	16,635,000	14,592,000
Total Collection Revenue	26,339,000	24,430,000
Other Revenue	2,678,000	2,600,000
Total Card Casino Revenue	$29,017,000	$27,030,000

The primary source of Card Casino revenue is a percentage of the wagers received from the players as compensation for providing the Card Casino facility and services, referred to as “collection revenue”. Other Revenue presented above includes fees collected for the administration of tournaments and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds. Card Casino revenue represented 55.5% and 55.8% of the Company’s net revenues for the years ended December 31, 2015 and 2014, respectively.

Total Card Casino revenue increased $1,987,000, or 7.3%, in 2015 compared to 2014. Poker revenue had a slight decrease $134,000, or 1.4%, in 2015 over 2014. Table games collection revenue increased $2,043,000, or 14.0%, in 2015 compared to 2014. The Company believes the increase in table games collection revenue was due to the increased effectiveness of our new customer relationship management system, an increase in wagering directly related to our increase in live racing and catering and event attendance, and an improving local economy.

FOOD AND BEVERAGE REVENUES

Food and beverage revenue increased $979,000, or 14.0% for the year ended December 31, 2015 compared to 2014. The changes are primarily a result of increased live racing attendance and an increase in prices for catering and events.

OTHER REVENUES

Other revenue increased $981,000, or 22.1%, to $5,426,000 in fiscal year 2015 compared to 2014. This increase was primarily due to increased revenue from admissions and catering and events, and an increase in CMA marketing payments.

OPERATING EXPENSES

Total operating expenses increased approximately $3,279,000, or 7.4%, to $47,649,000 in 2015, from $44,370,000 in 2014. Total operating expenses as a percentage of net revenues decreased to 91.2% in 2015 from 91.5% in 2014. The primary factors contributing to these increases are discussed in the following paragraphs.

Total purse expense increased $211,000, or 3.4%, in 2015 compared to 2014 due to an increase in purse expenses derived from Card Casino revenue, partially offset by a decrease in purse expense derived from simulcast revenue. These factors also caused a slight increase in MBF expense. As discussed in greater detail in Item 1(c) (iv) above, Minnesota law requires us to allocate a portion of amounts received from betting in the Card Casino and wagering on simulcast and live horse races for future payment as purses for live horse races and other authorized uses. While most of these amounts were paid into the purse funds for thoroughbred and quarter horse races, Minnesota law requires that a portion of such amounts allocated for purses be paid into the Minnesota Breeders’ Fund (the “MBF”). A description of how the purse expense was derived from these three sources and allocated for purse funds and to the MBF is shown in the table below:

			Minnesota Breeders’
	Purse Expense		Fund Expense
	2015	2014	2015	2014

Card Casino	$3,440,000	$3,190,000	$382,000	$354,000
Simulcast Racing	1,660,000	1,789,000	326,000	354,000
Live Racing	1,395,000	1,305,000	125,000	123,000
Total	$6,495,000	$6,284,000	$833,000	$831,000

Under Minnesota law, the Company is required to pay 10% of the first $6 million of gross Card Casino revenues towards purses for live horse racing at the Racetrack. After meeting the $6 million threshold, the Company must pay 14% of gross Card Casino revenues as purse monies. Of funds allocated for purses, the amounts paid are allocated 90% to the purse funds and 10% to the MBF.

The Company experienced a decrease in other pari-mutuel expenses of $123,000, or 7.8%, in 2015 compared to 2014 primarily as a result of lower host fees paid to out-of-state racetracks due to a decrease in handle.

Salaries and benefits expense increased $1,749,000, or 8.9%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The change is primarily due to the increase in the State of Minnesota mandated minimum wage that went into effect on August 1, 2014 and 2015, and adding personnel related to catering and events initiatives.

Cost of food and beverage and other sales expense increased $287,000, or 8.2%, for the year ended December 31, 2015 compared to the same period in 2014. The change is primarily due to the increase of food and beverage sales volume,

Depreciation expense increased $160,000, or 7.5%, in 2015 compared to 2014. The increase is a result of depreciation charges related to the construction of the new Expo Center in 2014 and remodeling on part of our third floor to create a new banquet area called the Triple Crown Club.

Advertising and marketing costs increased $76,000, or 4.0%, in 2015 compared to 2014. The changes are primarily attributable to the increased expenditures funded by payments under the CMA for joint marketing, including an area wide marketing initiative, called RiverSouth, which is designed to increase visitors to Shakopee’s entertainment, hospitality and retail businesses.

During 2014, the Company incurred damage to buildings from multiple severe storms at the Racetrack for which it received $988,000 in total insurance proceeds. As of December 31, 2014, the Company recognized a $958,000 insurance recoveries gain in the Consolidated Statements of Operations as “Gain on insurance recoveries”. During 2015, the Company received additional insurance proceeds of $495,000 and recognized a $495,000 insurance recoveries gain. The storms did not cause any material interruptions to the business or impact on the Company’s consolidated financial results of operations. Based on future events, the Company may receive additional insurance proceeds. The Company has concluded that these additional funds represent contingent gains and in accordance with U.S. GAAP, have not been accounted for them in the Company’s 2015 consolidated financial statements.

Gain on disposal of assets recorded in 2015 is due to sale of the land and buildings related to the Shakopee Valley RV Park to SMSC. The purchase price paid by SMSC for these assets was $100,000 plus the cancellation of the SAR that the Company issued to SMSC pursuant to the CMA, which had a carrying value of $641,000. The Company recorded a gain of $347,000 on this transaction.

On October 6, 2015, the Company sold 6 acres of land adjacent to the Racetrack for $1,459,000 and recorded a gain of $660,000 on the Consolidated Statements of Operations – Gain on sale of land. This transaction was structured as a “deferred exchange using a qualified intermediary” pursuant to Internal Revenue Code (IRC) Section 1031 exchange (“1031 Exchange”) for income tax purposes. As a result of utilizing the 1031 Exchange, the gain on sale of land of $789,000 was deferred for income tax purposes. The proceeds of the land sale were issued directly to the qualified intermediary and the Company recorded a receivable from the intermediary.

Under the purchase agreement, the Company has the option to repurchase up to one acre within three years from closing date at the sale price of approximately $240,000 per acre. According to ASC 360-20-40-38 - Derecognition, the Company recorded the repurchase option acre as a deferred gain liability in the amount of $240,000 on the Consolidated Balance Sheets. Since the risks and rewards were not completely transferred to the buyer based on the repurchase option the Company maintains the asset on our financials in the amount of $110,000. The Company believes any additional expenses associated with the option under the profit-sharing method will be immaterial because land is a non-depreciable asset.

On December 14, 2015, the Company entered into a lease agreement to purchase approximately 32 acres of land adjacent to the Racetrack with a total purchase price of $4,881,000. The Company paid $1,459,000 in cash that included land proceeds of $1,443,000 from the October 6, 2015 sale that was paid directly from the qualified intermediary. As of December 31, 2015, the proceeds receivable balance due from the qualified intermediary totaled $16,000. The lease obligation amount of $3,178,000 is payable monthly, beginning January 15, 2016, in the amount of $58,533 at a 4% annual interest rate with a maturity date of December 15, 2020. This transaction was structured as a “deferred exchange using a qualified intermediary” pursuant to IRC 1031 exchange for income tax purposes.

On December 23, 2015, the Company entered into a purchase agreement to sell approximately 24 acres of land adjacent to the Racetrack. Under this agreement the buyer agreed to purchase the land for $4,330,000. This agreement is structured to utilize the IRC 1031 Exchange and the Company intends to utilize the proceeds to pay the remaining balance of the lease obligation.

Other operating expenses increased $1,488,000, or 18.3%, in 2015 compared to 2014. The changes are primarily attributable to professional fees related to an announced corporate restructuring and efforts to develop unused or underutilized land. During 2015, the Company expensed approximately $350,000 previously capitalized predevelopment costs related to real estate.

Income tax expense for the years ended December 31, 2015 and 2014 were $1,890,000 and $1,691,000, respectively. The effective rate was comparable year-over-year, but the increase in deferred tax expense is attributable to recording a deferred tax liability on the sale of the land.

Net Income for the years ended December 31, 2015 and 2014 were $2,727,000 and $2,411,000, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with generally accepted accounting principles. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are included in Note 1 to our consolidated financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 75.2% of our total assets at December 31, 2015. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows. If the sum of the related expected future net cash flows is less than the carrying value, we will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. To date, we have determined that no impairment of these assets exists.

Stock-Based Compensation – Accounting guidance requires recognition of expense for services provided in exchange for a share-based payment based on the grant date fair market value. We utilize our judgment in determining the assumptions used to determine the fair value of equity instruments granted using a Black-Scholes model.

MINIMUM WAGE LEGISLATION

Legislation that became effective in Minnesota on April 15, 2014 increased the minimum wage that must be paid to most company employees from $7.25 to $8.00 on August 1, 2014, and from $8.00 to $9.00 per hour on August 1, 2015. A further increase to $9.50 per hour is scheduled for August 1, 2016. In addition, starting January 1, 2018, the minimum wage will increase at the beginning of each year by the rate of inflation with a maximum increase of up to 2.5% per year. Prior to August 1, 2014, the Company employed a large number of individuals who received an hourly wage equal to or slightly above $7.25 per hour. As a result, this legislation had an adverse effect in 2014 and 2015 and will continue to have an adverse effect in 2016 and beyond. We have implemented measures and will continue to implement measures to mitigate the impact of this increase by raising our prices or reducing our employee count. However, these measures could themselves have an adverse effect because higher prices and diminished service levels may discourage customers from visiting the Racetrack. To the extent we are not able to implement such price increases and other cost cutting measures, the increase in the minimum wage will adversely affect our net income.

POTENTIAL HORSERACING LEGISLATION

In July 2015, the Thoroughbred Horseracing Integrity Act of 2015 was introduced in Congress. Under the terms of this proposed legislation, the United States Anti-Doping Agency (“USADA”) is designated as the organization responsible for regulating drugs, medications and treatments used in racing and would prohibit interstate wagering without consent from USADA. If enacted into law, the legislation could have an adverse impact on our business.

COOPERATIVE MARKETING AGREEMENT

On June 4, 2012, the Company entered into the CMA with the SMSC. The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s thoroughbred and quarter horse through horse industry. Under the CMA, as amended, this is achieved through “Purse Enhancement Payments to Horsemen” paid directly to the MHBPA. Such payments have no direct impact on the Company’s consolidated financial statements or operations.

Under the terms of the CMA, as amended, the SMSC paid the horsemen $6.2 million and $5.8 million for purse enhancements for the years ended December 31, 2015 and 2014, respectively.

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events. Under the CMA, the SMSC paid the Company $944,000 and $660,000 for marketing purposes for the years ended December 31, 2015 and 2014, respectively.

Effective January 2015, the CMA was amended to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.” Effective January 2016, the CMA was amended under the “Second Amendment” agreement to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.” SMSC has currently agreed to make the following purse enhancement and marketing payments for 2016 through 2022:

Year	Purse Enhancement Payments to1 Horsemen	Marketing Payments to Canterbury Park
2016	$6,788,100	$1,197,900
2017	7,466,910	1,317,690
2018	7,650,000	1,350,000
2019	7,650,000	1,350,000
2020	7,650,000	1,350,000
2021	7,650,000	1,350,000
2022	7,650,000	1,350,000

1 - Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the year ended December 31, 2015, the Company recorded $926,000 in other revenue and incurred $700,000 in advertising and marketing expense and $226,000 in depreciation related to the SMSC marketing payment. For the year ended December 31, 2014, the Company recorded $825,000 in other revenue and incurred $608,000 in advertising and marketing expense and $217,000 in depreciation related to the SMSC marketing payment. The excess of amounts received over revenue is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheets. The excess of amounts received over revenue is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheets.

Under the CMA, the Company agreed for the term of the CMA that it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

As part of the CMA, and pursuant to a related SAR Agreement dated June 14, 2012, the Company issued stock appreciation rights to the SMSC. For the year ended December 31, 2015, the Company recognized $142,000 of expense related to these stock appreciation rights, of which $142,000 was recorded as an offset to other revenue. For the year ended December 31, 2014, the Company recognized $32,000 of expense related to these stock appreciation rights, of which $32,000 was recorded as an offset to other revenue.

On July 30, 2015, the Company sold the land and buildings related to the Shakopee Valley RV Park located in Shakopee, Minnesota to SMSC for $100,000 plus the cancellation of the vested and unvested SARs. The sale resulted in a $347,000 gain on the Consolidated Statements of Operations –Gain on disposal of assets.

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

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at December 31, 2015 and as of the date of this report will not have a material impact on the Company’s consolidated financial position or results of operations.

The Company has committed to payment of statutory distributions under a $500,000 bond issued to the Minnesota Racing Commission as required by Minnesota statute. The Company was not required to make any payments related to this bond in 2015 or 2014, and there is no liability related to this bond on the balance sheet as of December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

Cash provided by operating activities for the year ended December 31, 2015 was $4,429,000 primarily as a result of the following: The Company reported net income of $2,727,000, which included a gain from insurance recoveries of $495,000 and gain on disposal of assets of $1,007,000. Cash from operating activities was increased by noncash charges from depreciation of $2,298,000, deferred income taxes of $384,000, and stock-based compensation expense of $285,000. The Company also experienced an increase in accounts payable and accrued wages and payroll taxes of $667,000 and card casino accrual of $358,000.

Cash provided by operating activities for the year ended December 31, 2014 was $4,590,000 primarily as a result of the following: The Company reported net income of $2,411,000, which included a gain from insurance recoveries of $958,000. Cash from operating activities was increased by noncash charges from depreciation of $2,138,000, deferred income taxes of $314,000, and stock-based compensation expense of $217,000. The Company also experienced a decrease in accounts payable and accrued wages and payroll taxes of $533,000.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities for the year ended December 31, 2015 of $4,008,000 was used primarily for the remodel of the Triple Crown Club, roof replacement, building improvements and a variety of equipment purchases. The capital purchases were partially offset by the proceeds received from insurance claims in the amount of $495,000.

Net cash used in investing activities for the year ended December 31, 2014 of $4,669,000 was used primarily for the construction of a new expo and event center and a variety of equipment purchases. The capital purchases were partially offset by the proceeds received from insurance claims in the amount of $989,000.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used by financing activities for the year ended December 31, 2015 was $910,000 and primarily consisted of $1,056,000 cash dividend paid to shareholders.

Net cash provided by financing activities for the year ended December 31, 2014 was $102,000 and primarily consisted of $94,000 of proceeds received upon the issuance of common stock through the Employee Stock Purchase Plan.

CASH AND CAPITAL RESOURCES

At December 31, 2015, we had cash and cash equivalents of $8,274,000 compared to $8,762,000 at December 31, 2014. This $488,000 decrease consisted of $4,008,000 of net cash used in investing activities partially offset by $4,429,000 of net cash provided by operating activities and $910,000 of net cash used in financing activities.

The Company has a general credit and security agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000 and expires on May 5, 2016. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the years ended December 31, 2015 or 2014. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements at all times throughout the year ended December 31, 2015.

Our three largest sources of revenue: pari-mutuel wagering, Card Casino operations and food and beverage, are all based on cash transactions. Consequently, we have significant inflows of cash on a daily basis. We designate cash balances which will be required to satisfy certain short-term liabilities such as progressive jackpots, the player pool and amounts due horsemen for purses and awards as “restricted” as a separate balance sheet item.

The Company offers unbanked table games that refer to a wagering system or game where wagers “lost” or “won” by the host are accumulated into a player pool liability for purposes of enhancing the total amount paid back to players in any other card game. The Company is required to return accumulated player pool funds to the players through giveaways, promotional items, prizes or by other means. The player pool liability was $523,000 and $556,000 at December 31, 2015 and 2014, respectively.

The Card Casino offers progressive jackpots for poker games. Amounts collected for these jackpot funds are accrued as liabilities until paid to winners. At December 31, 2015 and 2014, accrued jackpot funds totaled $93,000 and $134,000, respectively. The Minnesota Racing Commission (“MRC”) regulates the operation of the player pool and progressive jackpot pools. These liabilities have the potential for significant fluctuation on a daily basis.

All games in the Card Casino are played using chips. The value of chips issued and outstanding, referred to as the “outstanding chip liability,” was $326,000 and $260,000 at December 31, 2015 and 2014, respectively. This liability has the potential for significant fluctuation on a daily basis depending upon the demand for chip redemptions and sales.

Our second largest individual operating expense item is purse expense. Pursuant to an agreement with the MHBPA, we transferred into a trust account or paid directly to the MHBPA, approximately $5,429,000 and $5,850,000 in purse funds related to thoroughbred races for the years ended December 31, 2015 and 2014, respectively. Minnesota Statutes specify that amounts transferred into trust are the property of the trust and not the Company. There were no unpaid purse fund obligations due to the MHBPA at December 31, 2015 or 2014.

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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

In March 2014, the Company entered into a seven-year agreement with a new totalizator provider. Pursuant to the agreement, the vendor provides totalizator equipment and related software which records and processes all wagers and calculates odds and payoffs. The amounts charged to operations for totalizator expenses for the years ended December 31, 2015 and 2014 were $224,000 and $226,000, respectively.

The Company has entered into operating leases for rental of office equipment and for track equipment to maintain the Racetrack. Amounts charged to operations under these agreements for the years ended December 31, 2015 and 2014 were $145,000 and $140,000, respectively. All such leases expire in or before February 2018.

December 14, 2015, the Company entered into a five-year capital lease agreement for approximately 32 acres of land adjacent to the Racetrack with a maturity date of December 15, 2020. The lease calls for monthly payments of $58,333, through December 15, 2020. The Company may prepay the lease based on certain events.

Subsequent to December 31, 2015, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above. As of December 31, 2015, we had no borrowings pursuant to our line of credit and were not party to capital lease obligations, significant purchase obligations or other long-term obligations, other than described above.

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

(a)           Financial Statements

The following financial statements of the Company are set forth on pages 32 through 52 of the Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Canterbury Park Holding Corporation

We have audited the accompanying consolidated balance sheets of Canterbury Park Holding Corporation and Subsidiaries (the Company) as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wipfli LLP

Minneapolis, Minnesota

March 29, 2016

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2015 AND 2014

	2015	2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,274,112	$8,761,925
Restricted cash	1,563,058	1,069,181
Short-term investments	205,192	204,525
Accounts receivable, net of allowance of $28,000 and $22,294, respectively	155,861	192,674
Inventory	253,334	231,545
Prepaid expenses	396,705	541,822
Due from Minnesota horsemen associations	—	125,828
Deferred income taxes (Note 3)	—	265,900
Income taxes receivable	355,060	—
Total current assets	11,203,322	11,393,400

LONG-TERM ASSETS
Deposits	20,000	26,400
Land, buildings and equipment, net (Note 2)	34,117,760	28,075,879
TOTAL ASSETS	$45,341,082	$39,495,679

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of capital lease obligations (Note 8)	$585,563	$—
Accounts payable	2,710,661	2,174,466
Card Casino accruals	1,759,314	1,401,336
Accrued wages and payroll taxes	1,370,577	1,198,705
Accrued property taxes	711,482	653,385
Payable to horsepersons	171,355	211,571
Income taxes payable	—	388,910
Total current liabilities	7,308,952	6,028,373

LONG-TERM LIABILITIES
Capital lease obligations - long term portion (Note 8)	2,592,731	—
Deferred income taxes (Note 3)	2,341,900	1,972,400
Stock appreciation rights (Note 5)	—	499,734
Total long-term liabilities	4,934,631	2,472,134
TOTAL LIABILITIES	12,243,583	8,500,507

STOCKHOLDERS’ EQUITY (Notes 4 and 5)
Common stock, $.01 par value, 10,000,000 shares authorized, 4,238,430 and 4,201,371, respectively, shares issued and outstanding	42,383	42,013
Additional paid-in capital	18,019,658	17,589,349
Retained earnings	15,035,458	13,363,810
Total stockholders’ equity	33,097,499	30,995,172
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,341,082	$39,495,679

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED December 31, 2015 AND 2014

	2015	2014
OPERATING REVENUES:
Pari-mutuel	$10,022,276	$10,193,239
Card Casino	29,016,365	27,029,750
Food and beverage	7,949,857	6,971,222
Other	5,425,754	4,445,210
Total Revenues	52,414,252	48,639,421
Less: Promotional allowances	(151,199)	(169,584)
Net Revenues	52,263,053	48,469,837

OPERATING EXPENSES:
Purse expense	6,494,743	6,283,788
Minnesota Breeders’ Fund	833,646	831,063
Other pari-mutuel expenses	1,451,730	1,575,154
Salaries and benefits	21,397,718	19,648,677
Cost of food and beverage and other sales	3,784,772	3,497,938
Depreciation	2,297,613	2,137,778
Utilities	1,305,903	1,333,141
Advertising and marketing	1,978,290	1,901,646
Gain on disposal of assets	(347,348)	(500)
Gain on sale of land	(659,562)	—
Gain on insurance recoveries (Note 14)	(495,465)	(957,597)
Other operating expenses	9,607,146	8,118,824
Total Operating Expenses	47,649,186	44,369,912
INCOME FROM OPERATIONS	4,613,867	4,099,925

OTHER EXPENSE (INCOME)
Interest expense	(201)	—
Interest income	3,005	2,407
Net Other Income	2,804	2,407

INCOME BEFORE INCOME TAXES	4,616,671	4,102,332

INCOME TAX EXPENSE (Note 3)	(1,889,649)	(1,691,177)

NET INCOME	$2,727,022	$2,411,155

Basic earnings per share	$0.65	$0.58
Diluted earnings per share	$0.64	$0.57

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED December 31, 2015 AND 2014

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

Balance at December 31, 2013	4,177,951	$41,779	$17,270,615	$10,952,655	$28,265,049

Exercise of stock options	2,000	20	13,120	—	13,140
Stock-based compensation	—	—	217,094	—	217,094
Tax expense from exercise of stock-based awards	—	—	7,895	—	7,895
Issuance of restricted stock	13,040	130	(130)	—	—
Shares issued under Employee Stock Purchase Plan	8,380	84	80,755	—	80,839
Net income	—	—	—	2,411,155	2,411,155

Balance at December 31, 2014	4,201,371	$42,013	$17,589,349	$13,363,810	$30,995,172

Exercise of stock options	12,250	123	42,530	—	42,653
Stock-based compensation	—	—	284,628	—	284,628
Tax benefit from exercise of stock-based awards	—	—	4,060	—	4,060
Dividend distribution	—	—	—	(1,055,374)	(1,055,374)
Issuance of restricted stock	13,940	139	2,365	—	2,504
Shares issued under Employee Stock Purchase Plan	10,869	109	96,726	—	96,835
Net income	—	—	—	2,727,022	2,727,022

Balance at December 31, 2015	4,238,430	$42,383	$18,019,658	$15,035,458	$33,097,499

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED December 31, 2015 AND 2014

	2015	2014
Operating Activities:
Net income	$2,727,022	$2,411,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,297,613	2,137,778
Stock-based compensation expense	284,628	217,094
Stock appreciation rights	141,686	32,354
Deferred income taxes	383,500	313,700
Tax expense (benefit) from exercise of stock-based awards	(4,060)	(7,895)
Gain on disposal of assets	(1,006,910)	(500)
Gain on insurance proceeds	(495,465)	(957,597)
(Increase) decrease in cash resulting from changes in operating assets:
Restricted cash	(493,877)	69,822
Accounts receivable	36,813	146,297
Other current assets	255,555	95,467
Income taxes receivable/payable	(739,910)	727,477
Increase (decrease) in cash resulting from changes in operating liabilities:
Accounts payable and accrued wages and payroll taxes	666,978	(532,739)
Card Casino accruals	357,978	(144,787)
Accrued property taxes	58,097	2,588
Payable to horsepersons	(40,216)	203,370
Due from MHBPA	—	(123,473)
Net cash provided by operating activities	4,429,432	4,590,111

Investing Activities:
Additions to buildings and equipment	(4,341,792)	(5,657,743)
Deposit for land purchase funded by capital lease	(260,000)	—
Proceeds from sale of assets	99,441	500
Proceeds from insurance claims	495,466	988,597
Purchase of investments	(667)	(623)
Net cash used in investing activities	(4,007,552)	(4,669,269)

Financing Activities
Cash dividend paid to shareholders	(1,055,374)	—
Proceeds from issuance of common stock	141,621	93,979
Tax benefit (expense) from exercise of stock-based awards	4,060	7,895
Net cash provided by (used in) financing activities	(909,693)	101,874

Net increase (decrease) in cash and cash equivalents	(487,813)	22,716

Cash and cash equivalents at beginning of year	8,761,925	8,739,209

Cash and cash equivalents at end of year	$8,274,112	$8,761,925

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

YEARS ENDED December 31, 2015 AND 2014

	2015	2014
Schedule of non-cash investing and financing activities
Additions to buildings and equipment funded through accounts payable	$130,934	$46,157
Additions to land funded by capital lease borrowings	3,178,294	—
Purchase of land through qualified intermediary	4,881,000	—
Cancellation of stock appreciation rights	641,420	—

Proceeds from land sale remitted to qualified intermediary	$1,459,042	$—
Payment for purchase of land remitted from qualified intermediary	1,442,706	—

Receivable from qualified intermediary	$16,336	$—

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$1,930,000	$650,000

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED December 31, 2015 AND 2014

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Canterbury Park Holding Corporation (the “Company”) was incorporated on March 24, 1994 and conducts pari-mutuel wagering operations and hosts “unbanked” card games at its Canterbury Park Racetrack and Card Casino facility (the “Racetrack”) in Shakopee, Minnesota.

The Company’s pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack each year from May until September and year-round wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”). Unbanked card games, in which patrons compete against each other, are hosted in the Card Casino at the Racetrack. The Card Casino operates 24 hours a day, seven days a week. The Card Casino offers both poker and table games at up to 80 tables. The Company also derives revenues from related services and activities, such as food and beverage, parking, advertising signage, publication sales and from other entertainment events and activities held at the Racetrack.

The consolidated financial statements include the accounts of the Company, Canterbury Park Concessions, Inc. (CPC), and Shakopee Valley RV Park Acquisition Company, LLC after elimination of intercompany accounts and transactions.

Revenue Recognition – The Company’s revenues are derived primarily from the operations of a Card Casino, pari-mutuel wagering on simulcast and live horse races, food and beverage sales, and related activities. Collection revenue from Card Casino operations, a set percentage of wagers, is recognized at the time that the wagering process is complete. Pari-mutuel revenues are recognized upon occurrence of the live race that is presented for wagering and after that live race is made official by the respective state’s racing regulatory body. Revenues related to food and beverage and publication sales and parking and admission fees are recognized as revenue when the service has been performed or the product has been delivered. All sales taxes are presented on a net basis and are excluded from revenue.

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

Short-term Investments – Securities are classified as held to maturity when the Company has the positive intent and ability to hold them to maturity, and are measured at amortized cost.  At December 31, 2015 and 2014, all investments were classified as held-to-maturity. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary.  If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in earnings.  Short-term investments consist of certificates of deposit at December 31, 2015 and 2014.  Amortized cost approximated fair value for both periods.

Accounts Receivable – Accounts receivable are initially recorded for amounts due from other tracks for simulcast revenue, net of amounts due to other tracks, and for amounts due from customers related to catering and events. Credit is granted in the normal course of business without collateral. Accounts receivable are stated net of allowances for doubtful accounts, which represent estimated losses resulting from the inability of customers to make the required payments. Accounts that are outstanding longer than the contractual terms are considered past due. When determining the allowances for doubtful accounts, the Company takes several factors into consideration including the overall composition of the accounts receivable aging, its prior history of accounts receivable write-offs, the type of customers and its day-to-day knowledge of specific customers. The Company writes off accounts receivable when they become uncollectible. Changes in the allowances for doubtful accounts are recorded as bad debt expense and are included in other operating expenses in the Company’s consolidated statements of operations.

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

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) – The Minnesota Pari-mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, approximately $5,429,000 and $5,850,000 for the years ended December 31, 2015 and 2014, respectively, related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company.

Impairment of Long-Lived Assets – The Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the event that facts and circumstances indicate that the carrying value of any long-lived assets may be impaired, an evaluation of recoverability would be performed.  If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.  During 2015 and 2014, the Company determined that no evaluations of recoverability were necessary.

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

Interest and penalties associated with uncertain income tax positions are presented in income tax expense. For the years ended December 31, 2015 and 2014, the Company did not recognize any expense related to interest and penalties.

Net Income Per Share – Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options.

Fair Values of Financial Instruments – Due to the current classification of all financial instruments, expect for the capital lease obligation, and given the short-term nature of the related account balances, carrying amounts reported in the consolidated balance sheets approximate fair value. The capital lease obligation interest rate is consistent with market rates of similar debt obligations.

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

Reclassifications – Prior period financial statement amounts have been reclassified to conform to current period presentations. Insurance recovery gains received in the third quarter of 2015 have been reclassified on the Consolidated Statement of Operations to Gain on insurance recoveries from Other Revenue in the amount of $120,100.

Recent Accounting Pronouncement – In November 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred tax assets and liabilities by requiring the deferred tax assets and liabilities be presented as non-current on the balance sheet. We early adopted this guidance, prospectively, for the year ended December 31, 2015.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. Management will be required to assess, in each interim and annual period, if there is substantial doubt of an entity’s ability to continue as a going concern as evidenced by relevant known or knowable conditions including an entity’s ability to meet its future obligations. Management will be required to provide disclosures regardless of whether substantial doubt is alleviated by management’s plans. The guidance will become effective for annual fiscal periods ending after December 15, 2016.

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

2.	LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment, at cost, consist of the following at December 31, 2015 and 2014:

	2015	2014
Land	$10,897,378	$6,673,076
Buildings and building improvements	28,521,564	26,522,813
Furniture and equipment	20,236,965	18,890,728
	59,655,907	52,086,617
Accumulated depreciation	(25,538,147)	(24,010,738)
	$34,117,760	$28,075,879

3.	INCOME TAXES

A reconciliation between income taxes computed at the statutory federal income tax rate and the effective tax rate for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
Federal tax expense at statutory rates	$1,569,667	$1,394,793
Nondeductible lobbying expense	25,536	29,518
State expense, net of federal impact	312,950	280,263
Stock option expense	(910)	(364)
Other	(17,594)	(13,033)
	$1,889,649	$1,691,177

On December 31, 2015, the Company adopted ASU 2015-17 - Balance Sheet Classification of Deferred Taxes and all deferred taxes were prospectively recorded as non-current liabilities.

Income tax expense for the years ended December 31, 2015 and 2014 consists of the following:

	2015	2014
Current
Federal	$932,257	$1,070,360
State	321,992	307,117
	1,254,249	1,377,477
Deferred, primarily Federal	635,400	313,700
	$1,889,649	$1,691,177

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax liabilities
Vacation accrual	$79,600	$73,300
Player rewards program accrual	191,600	202,100
Stock options and stock appreciation rights	256,300	404,300
Tax depreciation greater than book depreciation	(2,408,400)	(2,254,200)
Deferred gain on sale of land	(453,800)	(104,000)
Other	(7,200)	(28,000)
Net long-term deferred tax (liabilities) assets	$(2,341,900)	$(1,706,500)

The Company is subject to U.S. and Minnesota taxation. The Company is no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2012.

4.	STOCKHOLDERS’ EQUITY

Employee Stock Purchase Plan:

The Company offers an Employee Stock Purchase Plan (the “ESPP”) that is open to all employees working more than 15 hours per week. Shares of the Company’s common stock may be purchased by employees at three-month intervals at 90% of the fair market value on the last trading day of each three-month period. Employees purchased 10,869 and 8,380 shares in 2015 and 2014, respectively. As of December 31, 2015, a total of 279,200 shares have been issued since inception out of the 350,000 shares authorized.

KSOP:

The Company offers a KSOP Plan (the “KSOP”) that includes the Employee Stock Ownership Plan (the “ESOP”) and the 401(k) Plan. The KSOP allows the Company to use Company stock to match contributions from its employees should it so choose. The KSOP is available to eligible employees who had completed six months of service. There was no match of Company stock to the KSOP in 2015 or 2014. Employer contributions charged to operations for the years ended December 31, 2015 and 2014 were $195,000 and $154,000, respectively, for cash matching of employee contributions.

Stock Repurchase Plan:

On August 24, 2012, the Company announced that its Board of Directors had authorized the repurchase of up to 100,000 shares of the Company’s common stock. No shares were repurchased in 2015 or 2014.

5.	STOCK-BASED COMPENSATION

Stock-based compensation is recorded at fair value as of the date of grant, is included in the salaries and benefits expense line item on the consolidated statements of operations and amounted to approximately $285,000 and $217,000 for the years ended December 31, 2015 and 2014, respectively.

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

The Plan provides that payment of the exercise price may be made in the form of unrestricted shares of common stock already owned by the optionee. The Company calculates the fair market value of unrestricted shares as the average of the high and low sales prices on the date of the option exercise. The Company’s common stock is purchased upon the exercise of stock options, and restricted stock awards are settled in shares of the Company’s common stock.

Stock option activity related to the Plan during the years ended December 31, 2015 and 2014 is summarized below:

	2015		2014
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	255,252	$9.63	271,752	$9.99

Granted	—	—	—	—
Exercised	(12,250)	6.70	(2,000)	6.57
Expired/Forfeited	(20,000)	15.11	(14,500)	16.78

Outstanding at end of year	223,002	$9.30	255,252	$9.63

Options exercisable at end of year	223,002	$9.30	255,252	$9.63

The grant-date fair value of options outstanding and exercisable at December 31, 2015 and 2014 was $687,000 and $908,000, respectively. The weighted average remaining contractual term of these options is 3.1 years.

There were no options granted in 2015 or 2014. The total fair value of options exercised during the years ended December 31, 2015 and 2014 was $24,000 and $3,500, respectively. The total income tax benefit recognized in the consolidated statements of operations for stock-based compensation arrangements was $4,000 and $8,000 for 2015 and 2014, respectively.

The following table summarizes information concerning all options outstanding and options exercisable as of December 31, 2015:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average	Aggregate		Average	Aggregate
Range of	Number	Life	Exercise	Intrinsic	Number	Exercise	Intrinsic
Exercise Price	Outstanding	Remaining	Price	Value	Exercisable	Price	Value
$6.00 - 7.05	77,252	3.4	$6.20	$102,010	77,252	$6.20	$102,010
$8.28 - 9.15	70,750	4.2	$8.28	268,143	70,750	$8.28	268,143
$11.35 - 14.55	75,000	1.7	$13.45	—	75,000	$13.45	—
Total	223,002	3.1	$9.30	$370,153	223,002	$9.30	$370,153

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

Restricted stock awards are subject to forfeiture if a board member terminates prior to the shares vesting. A summary of changes in Board of Directors unvested restricted stock as December 31, 2015:

		Weighted
		Average
	Restricted	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2013	18,290	$10.52
Granted	13,040	10.61
Vested	(18,290)	10.52
Forfeited	—	—
Non-Vested Balance, December 31, 2014	13,040	$10.61
Granted	13,940	10.76
Vested	(13,040)	10.61
Forfeited	—	—
Non-Vested Balance, December 31, 2015	13,940	$10.76

Employee Deferred Stock Award Grants

Employee deferred stock awards are subject to forfeiture if an employee terminates prior to the vesting. Generally, the awards vest ratably over a four-year period and compensation costs are recognized over the vesting period. Compensation costs are recorded in “Salaries and benefits” on the Consolidated Statements of Operations.

A summary of the changes in employee unvested deferred stock award grants as of December 31, 2015, is as follows:

		Weighted
		Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2013	16,125	$9.87
Granted	23,000	10.46
Vested	(4,375)	9.84
Forfeited	—	—
Non-Vested Balance, December 31, 2014	34,750	$10.27
Granted	1,000	10.01
Vested	(11,125)	10.17
Forfeited	(750)	—
Non-Vested Balance, December 31, 2015	23,875	$10.31

At December 31, 2015, there was approximately $230,000 of total unrecognized stock-based compensation expense related to unvested restricted stock and deferred stock awards the Company expects to recognize over a weighted-average period of 1.5 years.

Stock Appreciation Rights (“SARs”)

As part of the Cooperative Marketing Agreement discussed in Note 12, on June 14, 2012, the Company signed a Stock Appreciation Rights Agreement (the “SAR Agreement”) and issued SARs to non-employees. The SAR Agreement granted rights to non-employees to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties. Each right represents the right to be paid the appreciation in the value of one share of stock above $14.30. Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vest at the rate of 16,500 per year beginning in January 2013. As of December 31, 2015, 0 rights had vested. The SAR Agreement provides for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over the grant price. SARs have no effect on dilutive shares or shares outstanding as any appreciation of the Company’s common stock value over the grant price is paid in cash and not in common stock.

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

On July 30, 2015, the Company sold the land and buildings related to the Shakopee Valley RV Park located in Shakopee, Minnesota to SMSC (“Shakopee Mdewakanton Sioux Community”) for $100,000 plus the cancellation of the vested and unvested SARs. The sale resulted in a $347,000 gain on the Consolidated Statements of Operations - Gain on disposal of assets.

Changes to the Company’s non-vested SARs during the years ended December 31, 2015 and 2014, are as follows:

	SARs	Weighted Average Fair Value
Non-vested SARs at December 31, 2013	132,000	$5.41
Granted	—	—
Vested	(16,500)	4.50
Cancellations	—	—
Non-vested SARs at December 31, 2014	115,500	$4.50
Granted	—	—
Vested	(16,500)	5.04
Cancellations	(99,000)	5.39
Non-vested SARs at December 31, 2015	—	$—

6.	NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the net income per common share computations for the years ended December 31, 2015 and 2014:

	2015	2014

Net income (numerator) amounts used for basic and diluted per share computations:	$2,727,022	$2,411,155

Weighted average shares (denominator) of common stock outstanding:
Basic	4,227,862	4,180,547
Plus dilutive effect of stock options	12,718	14,406
Diluted	4,240,580	4,194,953

Net income per common share:
Basic	$0.65	$0.58
Diluted	0.64	0.57

Options to purchase 75,000 shares of common stock at an average of $13.45 per share were outstanding but not included in the computation of diluted net income per share at December 31, 2015 because the options were out of the money at December 31, 2015.

Options to purchase 90,000 shares of common stock at an average of $14.06 per share were outstanding but not included in the computation of diluted net income per share at December 31, 2014 because the options were out of the money at December 31, 2014.

7.	GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000 and expires May 4, 2016. The Company had no borrowings under the credit line during the years ended December 31, 2015 or 2014. The credit agreement contains certain covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements as of December 31, 2015.

8.	LEASES AND COMMITMENTS

Capital Lease Obligations

On December 14, 2015, the Company entered into a five-year lease agreement (the “Agreement”) for approximately 32 acres of land adjacent to the Racetrack for a total purchase price (net present value of minimum lease payments) of $4.9 million. See Note 14. Land Sales and Purchase, for additional information on the land purchase. Title to the land will transfer to the Company at the end of the lease or when all payments have been made, if earlier. As part of the agreement, the Company paid the seller $1.7 million upon execution of the Agreement, including $1.4 million of proceeds from a prior land sale which was being held by an unrelated third party. The lease payments are payable monthly at $58,533, with an interest rate of 4.0% and a maturity date of December 15, 2020.

The following table shows the future minimum lease payments under the capital lease by years and the present value of the minimum lease payments as of December 31, 2015:

Year ending December 31,	Amount

2016	$702,397
2017	702,397
2018	702,397
2019	702,397
2020	702,768
Total minimum lease payments	3,512,358
Less: Amount representing interest	(334,064)
Present value of minimum lease payments	3,178,294
Less: Current portion	(585,563)
Long-term portion	$2,592,731

As of December 31, 2015, the present value of minimum lease payments due within one year is $586,000.

Purchase Obligations

In March 2014, the Company entered into a seven-year agreement with a new totalizator provider. Pursuant to the agreement, the vendor provides totalizator equipment and related software which records and processes all wagers and calculates odds and payoffs. The amounts charged to operations for totalizator expenses for the years ended December 31, 2015 and 2014 were $224,000 and $226,000, respectively.

Operating Lease Obligations

The Company has entered into operating leases for rental of office equipment and for track equipment to maintain the Racetrack. Amounts charged to operations under these agreements for the years ended December 31, 2015 and 2014 were $145,000 and $140,000, respectively. All such leases expire in or before February 2018.

Future minimum operating lease payments and purchase obligations are as follows:

	Payment due by period
Obligations	Total Amount Committed	2016	2017	2018	2019	2020	Thereafter

Operating leases	$58,900	$29,200	$27,300	$2,400	$—	$—	$—
Purchases	$1,152,000	$226,000	$228,000	$230,000	$233,000	$235,000	$—

9.	CONTINGENCIES

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

Additionally, the Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”) which became effective on June 15, 2012 and was amended in January 2015 and 2016. The CMA contains certain covenants which, if breached, would trigger an obligation to repay a specified amount related to such covenant. At this time, management believes that the likelihood that the breach of a covenant will occur and that the Company will be required to pay the specified amount related to such covenant is remote.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at December 31, 2015 and as of the date of this report will not have a material impact on the Company’s consolidated financial positions or results of operations.

The Company has committed to payment of statutory distributions under a $500,000 bond issued to the Minnesota Racing Commission as required by Minnesota statute. The Company was not required to make any payments related to this bond in 2015 or 2014, and there is no liability related to this bond on the balance sheet as of December 31, 2015.

10.	OPERATING SEGMENTS

The Company has three reportable operating segments: horse racing, Card Casino, and food and beverage. The horse racing segment primarily represents simulcast and live horse racing operations. The Card Casino segment represents operations of Canterbury Park’s Card Casino, and the food and beverage segment represents food and beverage operations provided during simulcast and live racing, in the Card Casino, and during special events. The Company’s reportable operating segments are strategic business units that offer different products and services. They are managed separately because the segments differ in the nature of the products and services provided as well as process to produce those products and services. The Minnesota Racing Commission regulates the horse racing and Card Casino segments.

Depreciation, interest expense and income taxes are allocated to the segments but no allocation is made to food and beverage for shared facilities. However, the food and beverage segment pays approximately 25% of gross revenues earned on live racing and special event days to the horse racing segment for use of the facilities.

The following tables provide information about the Company’s operating segments (in 000’s):

	Year Ended December 31, 2015
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$14,979	$29,016	$8,268	$52,263

Intersegment revenues	750	—	1,397	2,147

Net interest income	3	—	—	3

Depreciation	1,737	423	138	2,298

Segment (loss) income before income taxes	(1,209)	5,806	1,363	5,960

At December 31, 2015
Segment Assets	$44,283	$795	$17,303	$62,381

	Year Ended December 31, 2014
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$14,460	$27,030	$6,980	$48,470

Intersegment revenues	620	—	1,381	2,001

Net interest income	2	—	—	2

Depreciation	1,601	422	115	2,138

Segment (loss) income before income taxes	(882)	5,238	1,467	5,823

At December 31, 2014
Segment Assets	$37,606	$1,217	$15,595	$54,418

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals for the years ended December 31, 2015 and 2014 (in 000’s):

	2015	2014
Revenues
Total net revenue for reportable segments	$54,410	$50,471
Elimination of intersegment revenues	(2,147)	(2,001)
Total consolidated net revenues	$52,263	$48,470

Income before income taxes
Total segment income before income taxes	$5,960	$5,823
Elimination of intersegment income before income taxes	(1,343)	(1,721)
Total consolidated income before income taxes	$4,617	$4,102

	December 31, 2015	December 31, 2014
Assets
Total assets for reportable segments	$62,381	$54,418
Elimination of intercompany receivables	(17,040)	(14,922)
Total consolidated assets	$45,341	$39,496

11.	SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

	2015 Quarter Ended
	March 31	June 30	September 30	December 31

Net revenues	$9,881,038	$14,848,077	$16,731,568	$10,802,370

Operating expenses	9,218,732	13,879,109	15,344,057	9,207,288

Net income	388,680	571,650	813,059	953,633

Basic net income per share	0.09	0.14	0.19	0.22

Diluted net income per share	0.09	0.14	0.19	0.22

	2014 Quarter Ended
	March 31	June 30	September 30	December 31

Net revenues	$9,374,454	$13,784,714	$15,046,958	$10,263,711

Operating expenses	8,681,623	13,032,832	13,982,105	8,673,352

Net income	406,007	442,934	623,306	938,908

Basic net income per share	0.10	0.11	0.15	0.22

Diluted net income per share	0.10	0.11	0.15	0.22

12.	COOPERATIVE MARKETING AGREEMENT

On June 4, 2012, the Company entered into the CMA with the SMSC. The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s thoroughbred and quarter horse through horse industry. Under the CMA, as amended, this is achieved through “Purse Enhancement Payments to Horsemen” paid directly to the MHBPA. Such payments have no direct impact on the Company’s consolidated financial statements or operations.

Under the terms of the CMA, as amended, the SMSC paid the horsemen $6.2 million and $5.8 million for purse enhancements for the years ended December 31, 2015 and 2014, respectively.

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events. Under the CMA, the SMSC paid the Company $944,000 and $660,000 for marketing purposes for the years ended December 31, 2015 and 2014, respectively.

Effective January 2015, the CMA was amended to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.” Effective January 2016, the CMA was amended under the “Second Amendment” agreement to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.” SMSC has currently agreed to make the following purse enhancement and marketing payments for 2016 through 2022:

Year	Purse Enhancement Payments to1 Horsemen	Marketing Payments to Canterbury Park
2016	$6,788,100	$1,197,900
2017	7,466,910	1,317,690
2018	7,650,000	1,350,000
2019	7,650,000	1,350,000
2020	7,650,000	1,350,000
2021	7,650,000	1,350,000
2022	7,650,000	1,350,000

1 - Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the year ended December 31, 2015, the Company recorded $926,000 in other revenue and incurred $700,000 in advertising and marketing expense and $226,000 in depreciation related to the SMSC marketing payment. For the year ended December 31, 2014, the Company recorded $825,000 in other revenue and incurred $608,000 in advertising and marketing expense and $217,000 in depreciation related to the SMSC marketing payment. The excess of amounts received over revenue earned is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheets.

Under the CMA, the Company agreed for the term of the CMA that it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

As part of the CMA, and pursuant to a related SAR Agreement dated June 14, 2012, the Company issued stock appreciation rights to the SMSC. For the year ended December 31, 2015, the Company recognized $142,000 of expense related to these stock appreciation rights, of which $142,000 was recorded as an offset to other revenue. For the year ended December 31, 2014, the Company recognized $32,000 of expense related to these stock appreciation rights, of which $32,000 was recorded as an offset to other revenue.

On July 30, 2015, the Company sold the land and buildings related to the Shakopee Valley RV Park located in Shakopee, Minnesota to SMSC for $100,000 plus the cancellation of the vested and unvested SARs. The sale resulted in a $347,000 gain on the Consolidated Statements of Operations –Gain on disposal of assets.

13.	INSURANCE RECOVERIES

During 2014, the Company incurred damage to buildings from multiple severe storms at the Racetrack and received $988,000 in total insurance proceeds. As of December 31, 2014, the Company recognized a $958,000 insurance recoveries gain in the Consolidated Statements of Operations as “Gain on insurance recoveries”. During 2015, the Company received additional insurance proceeds of $495,000 and recognized a $495,000 insurance recoveries gain. The storms did not cause any material interruptions to the business or impact on the Company’s consolidated financial results of operations. Based on future events, the Company may receive additional insurance proceeds. The Company has concluded that these additional funds represent contingent gains and in accordance with U.S. GAAP, have not been accounted for them in the Company’s 2015 consolidated financial statements.

14.	LAND SALES AND PURCHASE

On October 6, 2015, the Company sold 6 acres of land adjacent to the Racetrack for $1,459,000 and recorded a gain of $660,000 on the Consolidated Statements of Operations – Gain on sale of land. Under the purchase agreement, the Company has the option to repurchase up to one acre within 3 years from closing date at the sale price of approximately $240,000 per acre. According to ASC 360-20-40-38 - Derecognition, the Company recorded the repurchase option acre as a deferred gain liability in the amount of $240,000 on the Consolidated Balance Sheets. Since the risks and rewards were not completely transferred to the buyer based on the repurchase option, the Company maintains the asset on our financials in the amount of $110,000. The Company believes any additional expenses associated with the option under the profit-sharing method will be immaterial because land is a non-depreciable asset.

This transaction was structured as a “deferred exchange using a qualified intermediary” pursuant to Internal Revenue Code (IRC) Section 1031 exchange (“1031 Exchange”) for income tax purposes. The proceeds of the land sale were issued directly to the qualified intermediary and the Company recorded a receivable. As a result of utilizing the 1031 Exchange, the gain on sale of land of $789,000 was deferred for income tax purposes.

On December 14, 2015, the Company entered into a lease agreement to purchase approximately 32 acres of land adjacent to the Racetrack with a total purchase price of $4,881,000. The Company paid $1,459,000 in cash that included land proceeds of $1,443,000 that was paid directly from the qualified intermediary. As of December 31, 2015, the proceeds receivable balance due from the qualified intermediary totaled $16,000. The lease obligation of $3,178,000 is payable monthly, beginning January 15, 2016, in the amount of $58,533, including a 4% annual interest rate, through December 15, 2020. This transaction was also structured as a “deferred exchange using a qualified intermediary” pursuant to IRC 1031 exchange for income tax purposes.

On December 23, 2015, the Company entered into purchase agreement to sell approximately 24 acres of land adjacent to the Racetrack property. Under this agreement the buyer agreed to purchase the land for $4,300,000. This agreement is structured to utilize the IRC 1031 Exchange and the Company intends to utilize the proceeds to pay the remaining balance of the lease agreement. The Company anticipates closing within the next six months

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2015. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2015.

(c)	Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended December 31, 2015, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not Applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Incorporated by Reference.

Information required under Item 401 (except as noted below), 405, 406, and 407 (c) (3), (d) (4), and (d) (5) of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 9, 2016 (the “2015 Proxy Statement”), a definitive copy of which will be filed with the Commission within 120 days of the close of the 2015 fiscal year, which information is incorporated herein by reference. Information required under Item 402 of Regulation S-K regarding executive officers is presented under Item 1(c)(x) herein.

Code of Ethics

The Company has adopted a code of ethics applicable to all employees of and consultants to the Company. A copy of the Code of Conduct can be obtained free of charge upon written request directed to the Company’s Secretary at the executive offices of the Company.

Item 11.	EXECUTIVE COMPENSATION

Information required under Item 402 of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s 2015 Proxy Statement which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under Item 201(d) and 403 of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s 2015 Proxy Statement which information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information, if any, required by Item 404 of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s 2015 Proxy Statement which information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of this Form 10-K and Item 9(e) of Schedule 14A will be set forth in a section entitled “The Company’s Auditors” in the Company’s 2015 Proxy Statement which information is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a).	The following Consolidated Financial Statements of Canterbury Park Holding Corporation and subsidiaries are included in Part II, Item 8 pages 31-50:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015 and 2014

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

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

Dated: March 30, 2016	CANTERBURY PARK HOLDING CORPORATION

	By	/s/ Randall D. Sampson
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

Signature	Title	Date

/s/ Curtis A. Sampson	Chairman of the Board	March 30, 2016
Curtis A. Sampson

/s/ Dale H. Schenian	Vice Chairman; Director	March 30, 2016
Dale H. Schenian

/s/ Randall D. Sampson	Chief Executive Officer, President,	March 30, 2016
Randall D. Sampson	General Manager, Treasurer, and Director

/s/ Patrick R. Cruzen	Director	March 30, 2016
Patrick R. Cruzen

/s/ Burton F. Dahlberg	Director	March 30, 2016
Burton F. Dahlberg

/s/ Carin J. Offerman	Director	March 30, 2016
Carin J. Offerman

/s/ David C. Hansen	Chief Financial Officer* and Secretary	March 30, 2016
David C. Hansen

* Principal Accounting Officer

CANTERBURY PARK HOLDING CORPORATION

Exhibit Index To
Form 10-K for the Year Ended December 31, 2015

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

