Form 10-K/A
period 2015-12-31
CANTERBURY PARK HOLDING CORP
filed 2016-04-29
CIK 926761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

On April 29, 2016, the Company had 4,275,939 shares of common stock, $.01 par value, outstanding.

EXPLANATORY NOTE

Canterbury Park Holding Corporation is filing this Amendment No. 1 on Form 10-K/A in order to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (which was filed on March 30, 2016) to set forth information required by Items 10, 11, 12, 13 and 14 under Part III of Form 10-K, because a definitive proxy statement containing this information will not be filed within 120 days after the end of the fiscal year covered by our original Form 10-K filing. This Form 10-K/A amends Parts III and IV of our original Form 10-K filing only, and all other portions of our original Form 10-K filing remain in effect and have not been updated to reflect the events and developments since the original March 30, 2016 filing date.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(i)  The following information is provided regarding the individuals currently serving as the Company’s directors, as well as related governance information.. All serve for one year terms that expire at the annual meeting of shareholders following the annual meeting at which they were elected or most recently reelected.

PATRICK R. CRUZEN, age 69, has been a director since 2002.  Since 1996, he has been a consultant for and provided executive recruiting services to the gaming, gaming supply and lottery industries.  From 1994 to 1996, he was President and Chief Operating Officer of Grand Casinos, Inc., then a Minnesota public company engaged in owning and managing casinos, and from 1990 to 1994 he was Senior Vice President of Finance and Administration of MGM Grand, Las Vegas, Nevada.  During the preceding 18 years, Mr. Cruzen was President or served as senior financial or administrative officer for several casinos operating in Las Vegas.  Mr. Cruzen previously served on the board of several public companies in gaming and gaming-related industries, including Cash Systems Inc. from 2004 to 2008 and Majestic Star Casino, LLC from 2005 to 2011.  Mr. Cruzen gained his CPA certification in 1972 and is the designated financial expert of the Company’s Audit Committee. Mr. Cruzen provides a vital perspective to the Board in discharging its governance responsibilities due to his background as a seasoned manager of casino operations, as a consultant to the gaming industry, and as an executive with a deep understanding of accounting and finance matters.

BURTON F. DAHLBERG, age 83, has been a director of the Company since 2004.  Since 2003 he has been an independent commercial real estate consultant.  From 1987 to 2002, Mr. Dahlberg was President and Chief Operating Officer of Kraus-Anderson Inc., a national firm engaged in commercial real estate development, construction, building management, finance and insurance brokerage services.  From 1968 to 1987, Mr. Dahlberg held other, successively more responsible executive positions with Kraus-Anderson Inc. or one of its subsidiaries.  In addition, from 1985 to 2005, Mr. Dahlberg was an owner and breeder of thoroughbred race horses and was licensed to race thoroughbreds in Minnesota, Alabama, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, and Texas.  Mr. Dahlberg also served on the board of the Minnesota Thoroughbred Association from 1988 to 1993, was its Vice President in 1989, and its President during 1990 and 1991.  Mr. Dahlberg’s knowledge and experience gained from a 35-year career in commercial real estate construction, management and finance is extremely valuable to the Board’s understanding and oversight of the Company’s maintenance and improvement of its facilities, as well as the Company’s assessment and pursuit of opportunities for developing its unused and underutilized land.

CARIN J. OFFERMAN, age 67, has been a director of the Company since 1994.  Ms. Offerman is currently engaged in private investment activities and is a principal in Puppy Good Start which provides dog training services.  From 1997 to 2000, Ms. Offerman was the President of Offerman & Company, a regional investment banking and retail broker-dealer firm, and from 1990 to 1997 was its Executive Vice President.  Prior to 1990, Ms. Offerman served in various capacities with Offerman & Company for the preceding six years, including as registered representative and sales retail manager.  Ms. Offerman was a member of the board of the Minnesota Thoroughbred Association from 1993 to 1996 and served as its President in 1993 and 1994.  Ms. Offerman has been an owner and breeder of both show horses and thoroughbreds, and she has been or is currently licensed as a horse owner in Minnesota, Iowa and Nebraska.  Since 1991 she has been a member of the Minnesota Racing Commission’s Breeders Fund Advisory Board and its Chair since 2003.  As a member of the Company’s Board of Directors, Ms. Offerman brings a unique blend of entrepreneurial experience, knowledge and experience in investment banking and finance, and a deep understanding of the horse industry.

CURTIS A. SAMPSON, age 82, co-founded the Company in 1994 and has been a director and Chair of its Board since the Company was incorporated.  Mr. Sampson founded and has been the Chairman of the Board of Communications Systems, Inc. (“CSI”), a public company principally engaged in manufacturing and selling products for the telecommunications and data communications industries since 1969. Mr. Sampson served as the CEO of CSI from 1969 to 2007, and as interim CEO from September 2013 to June 2014. Mr. Sampson is a Regent of Augsburg College in Minneapolis, Minnesota and a member of the Emeritus Board of Advisors of the University of Minnesota’s Carlson School of Business. Over the course of his career, Mr. Sampson has served on non-profit boards, telephone industry association boards, private company boards and the following public company boards:  Nature Vision, Inc. (2001 to 2009) and Hector Communications Corporation (1990 to 2006).  Mr. Sampson is the owner of Sampson Farms (crop farming and a breeder of thoroughbred horses) based in Hector, Minnesota and he is currently, or has been in the past, licensed as a horse owner in Arkansas, Florida, Illinois, Iowa, Kentucky, Minnesota, Nebraska and Oklahoma.  The distinctive perspective Mr. C.A. Sampson brings to the Board is his extensive and wide ranging knowledge and experience in business, management and corporate finance gained over more than 40 years leading sizable enterprises, his knowledge of the thoroughbred horse racing industry and, as one of the Company’s largest shareholders, one that has a substantial stake in the Board’s efforts to build shareholder value.

RANDALL D. SAMPSON, age 58, co-founded the Company with his father and director Dale Schenian in 1994 and has served as its President and Chief Executive Officer and on the Company’s Board of Directors since inception.  After graduating from college with a degree in accounting, Mr. Sampson worked for five years in the audit department of Deloitte & Touche where he earned his CPA certification.  He subsequently gained experience as a controller of a private company and, thereafter, served as a Chief Financial Officer of a public company before becoming one of the three co-founders of Canterbury Park Holding Corporation in 1994.  From 1987 to 1994, R.D. Sampson also managed Sampson Farms, a breeder of thoroughbred horses located in Hector, Minnesota that is owned by his father, C.A. Sampson, the Company’s Board Chair. Since 1999 Mr. Sampson has been a director of Communications Systems Inc. Mr. Sampson is also a vice president and director of the Thoroughbred Racing Association of North America. Prior to becoming Chief Executive Officer, Mr. Sampson was a horse owner and active in horse industry associations and advisory boards.  As the Company’s Chief Executive Officer, Mr. Sampson brings to the Board deep experience in the horse industry, financial expertise and an in-depth understanding of the Company’s personnel, operations, financial results performance, financial position, challenges and opportunities.

DALE H. SCHENIAN, age 74, co-founded the Company and has been a director since its incorporation in 1994.  From 1990 to 2004, Mr. Schenian was President and Chief Executive Officer of City Auto Glass Companies, a company he founded in 1990, and continued to serve as its Chairman of the Board until December 2015. Under his leadership, City Auto Glass grew from a start-up to an enterprise with facilities in more than 20 locations in Minnesota, western Wisconsin and northern Iowa. For approximately 30 years preceding launching City Auto Glass, Mr. Schenian either owned or worked for other companies in the highly competitive auto glass industry.  In addition to other leadership roles in other business and community organizations, Mr. Schenian served on the board of Bremer Bank from 1984 to 2009.  Mr. Schenian, from 1985 to present, has also been an owner and breeder of thoroughbred race horses licensed in Minnesota, Illinois, Texas, Kansas, Oklahoma, Kentucky, Iowa and Nebraska.  Mr. Schenian’s perspective is that of one whose career has been dedicated to building businesses in a highly competitive service industry, who has a high degree of knowledge about the horse racing industry and, as one of the Company’s largest shareholders, who has a significant stake in the Board’s efforts to build shareholder value.

CORPORATE GOVERNANCE AND BOARD MATTERS

General

Our Board of Directors is committed to sound and effective corporate governance practices. Our policies are in compliance with the rules of the Securities and Exchange Commission (“SEC”) and listing standards of the NASDAQ Stock Exchange (“NASDAQ”). We also periodically review our governance policies and practices in comparison to those suggested by authorities in corporate governance and the practices of other public companies.

You can access the charters of our Audit Committee and our Compensation Committee, our Code of Conduct and our Corporate Governance Guidelines in the Investor Relations section of our website at www.canterburypark.com or by writing to the Investor Relations Department at: Canterbury Park Holding Corporation, 1100 Canterbury Road, Shakopee, Minnesota 55379, or by emailing our Investor Relations Department at investorrelations@canterburypark.com.

Board Committees and Committee Independence

Board Committees. Our Board of Directors has established two committees; an Audit Committee and a Compensation Committee. The composition and function of each of these committees are set forth below.

Audit Committee. The Audit Committee is responsible for the engagement, retention and replacement of the independent auditors, approval of transactions between us and a director or executive officer unrelated to service as a director or officer, approval of non-audit services provided by our independent registered public accounting firm, oversight of our accounting, financial reporting and internal controls, and the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters. Wipfli, our independent registered public accounting firm, reports directly to the Audit Committee. The Audit Committee operates under a formal charter, which was most recently amended on June 5, 2008. The current members of the Audit Committee are Patrick R. Cruzen (Chair), Burton F. Dahlberg, and Carin J. Offerman, each of whom is independent under Rule 10A-3 of the Exchange Act and NASDAQ listing standards. Further, the Board of Directors determined that Mr. Cruzen meets the Securities and Exchange Commission definition of an “audit committee financial expert.” As required by its charter, all of the members of the Audit Committee meet the NASDAQ requirements regarding financial literacy and financial sophistication. The Audit Committee met four times during 2015.

Compensation Committee. The Compensation Committee provides oversight of our overall compensation strategy, reviews and recommends to the Board of Directors the compensation of our Chief Executive Officer and the other executive officers, administers our equity based compensation plans and oversees our 401(k) Plan and similar employee benefit plans. The Compensation Committee operates under a charter that was last amended in June 2008. The current members of the Compensation Committee are Carin J. Offerman (Chair), Patrick R. Cruzen, and Dale H. Schenian, each of whom is independent under NASDAQ listing standards and the independence requirements of the Securities and Exchange Commission. The Compensation Committee met two times in 2015.

Meeting Attendance

Our Board of Directors meets regularly during the year to review matters affecting CPHC and to act on matters requiring Board approval. The Board formally met seven times during 2015, in person or by telephone conference call. Frequently, in-person meetings included an executive session without the presence of non-independent directors and management.

Each of our directors is expected to make a reasonable effort to attend all meetings of the Board, applicable committee meetings and our annual meeting of shareholders. Each of the directors attended at least 75% of the meetings of the Board and committees on which he or she served during 2015. In addition, all of the directors attended CPHC’s 2015 Annual Meeting of Shareholders.

Contacting the Board of Directors

Any shareholder who desires to contact our Board of Directors may do so by writing to the Board of Directors, generally, or to an individual director at: Canterbury Park Holding Corporation, 1100 Canterbury Road, Shakopee, Minnesota 55379. Communications received electronically or in writing are distributed to the full Board of Directors, a committee or an individual director, as appropriate, depending on the facts and circumstances described in the communication received. For example, a complaint regarding accounting, internal accounting controls or auditing matters will be forwarded to the Chair of the Audit Committee for review. Complaints and other communications may be submitted on a confidential or anonymous basis.

Board Leadership

The Board does not have a formal policy regarding separating the roles of Chief Executive Officer and Chair of the Board, although currently the two positions are separated. Both the Chair and Vice Chair, who together are the beneficial owners of approximately 32.2% of the Company’s stock, are actively engaged in providing leadership at the Board level in matters considered by the Board and in regard to establishing Board priorities.

Board’s Role in Managing Risk

In general, management is responsible for the day-to-day management of the risks the Company faces, while the Board, acting as a whole and through the Audit Committee, has responsibility for oversight of risk management. Senior management attends the regular meetings of the Board and is available to address questions and concerns raised by the Board related to risk management, and our Board regularly discusses with management identified major risk exposures, their potential financial impact on the Company and steps that can be taken to manage these risks.

The Audit Committee assists the Board in fulfilling its oversight responsibilities with respect to risk management in the areas of financial reporting, internal controls and compliance with legal and regulatory requirements. The Audit Committee reviews the Company’s financial statements and meets with the Company’s independent registered public accounting firm at regularly scheduled meetings to receive reports on the firm’s review of the Company’s financial statements.

(ii)  Information regarding the individuals currently serving as the Company’s executive officers is presented under Item 1(c) (xii) of this Form 10-K.

(iii)  Code of Conduct.  We have adopted a Code of Conduct (the “Code”) applicable to all of our officers, directors, employees and consultants that specifies guidelines for professional and ethical conduct in the workplace. The Code also incorporates a special set of guidelines applicable to our senior financial officers, including the chief executive officer, chief financial officer and others involved in preparation of our financial reports. These guidelines are intended to promote the ethical handling of conflicts of interest, full and fair disclosure in periodic reports filed by us and compliance with laws, rules and regulations concerning this periodic reporting.

(iv)  Section 16 Beneficial Ownership Reporting Compliance.  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that executive officers and directors and beneficial holders of 10% or more of our securities file reports of their beneficial ownership with the Securities and Exchange Commission on Forms 3, 4 and 5. According to our records, during the period from January 1, 2015 through December 31, 2015, a Form 4 was not timely filed in connection with the following transactions in the Company’s Common Stock: Issuance of restricted stock to Mr. Cruzen, Mr. Dahlberg, Ms. Offerman, Mr. C. Sampson, and Mr. Schenian in June of 2015; purchase of common stock by Mr. C. Sampson in July of 2015; issuance of common stock to Mr. Halstrom and Mr. Hochman in June, September and December of 2015. A Form 4 for each of the above transactions was subsequently filed with the SEC. According to our records, all other reports required have been timely filed.

ITEM 11.	EXECUTIVE COMPENSATION

Role of the Compensation Committee in the Compensation Process

The Compensation Committee has the following duties and responsibilities:

•	To review, approve and oversee our overall compensation strategy;

•	To review and approve the compensation and other terms of employment of Randall D. Sampson, our Chief Executive Officer, David C. Hansen, our Chief Financial Officer, and Eric A. Halstrom, our Vice President of Racing Operations (collectively, the “Named Executive Officers”) and other senior officers and key employees, and recommend to the entire Board the compensation and the other terms of employment of these officers and key employees;

•	To make recommendations to the Board regarding the amount of directors’ fees and other compensation for Board members, including retainer, Board meeting, committee and committee chair fees and stock option grants or awards;

•	To oversee the administration of the Company’s incentive-based or equity-based compensation plans and periodically consider and recommend changes in existing plans or the adoption of other or additional equity-based compensation plans; and,

•	To provide oversight for our 401(k) Plan, and any similar plans, including matters such as available investment options, performance, participation, administration, and review and approve generally the cost and scope of our other employee benefit plans.

Prior to 2016, the Compensation Committee, in general, reviewed and relied on surveys, reports and other market data to assist it in assessing the competitiveness of our compensation program and practices.

Under its charter, the Committee has the authority to engage the services of outside advisors, experts and others to assist it in performing its duties. In January 2016, the Committee engaged Total Rewards Group, LLC, a compensation consulting firm, to advise us on whether our approach to executive compensation is, in general, competitive and to suggest ways we might enhance our programs and practices. Based on a report to given to the Compensation Committee on February 25, 2016 by Total Rewards Group, the Committee concluded its base compensation for Named Executive Officers and other key employees is generally competitive when compared to similar businesses. Based, in part, with Total Rewards Group’s assistance, the Committee also developed and the Company’s Board approved new two incentive compensation plans discussed below.

In discharging its responsibilities, the Compensation Committee solicits certain information and advice from Randall D. Sampson, our President and Chief Executive Officer, David C. Hansen, our Chief Financial Officer and from Mary Fleming, our Vice President of Human Resources. These officers participate in the deliberations of the Compensation Committee regarding compensation of other employees, including providing information regarding salary history, historical bonus practices and related financial data, the responsibilities and performance of employees and recommendations regarding the appropriate levels of compensation, but do not take part in deliberations regarding their own compensation.

Objectives of our Compensation Programs

It is the objective of the Compensation Committee to provide competitive levels of compensation that will attract, motivate and retain executives with superior leadership and management abilities and to provide incentives to executive officers so that we may achieve superior financial performance and to structure the forms of compensation paid to align the interests of our executive officers with those of CPHC. With these objectives in mind, it has been our practice to provide a mix of base salary, bonus compensation, long-term, equity-based compensation and retirement compensation. Historically, base salary has represented approximately 75% or more of the total value of executive officer compensation, with cash bonuses, the value of long-term equity compensation and retirement compensation comprising the remainder. The Compensation Committee believes that these forms of compensation provide an appropriate combination of fixed and variable pay and incentives for short-term operational performance balanced with incentives to achieve long-term stock price performance.

Information about our Compensation Programs

As discussed above, our compensation of executives consists of base salary, bonus compensation, equity-based compensation and retirement compensation.

Base Salary.

Base salaries of our executive officers are generally established by reference to base salaries paid to executives in similar positions with similar responsibilities. Base salaries are reviewed annually and adjustments, if any, are usually made in March of each year based primarily on individual and Company performance during the immediately preceding fiscal year. Consideration is given by the Compensation Committee to both measurable financial performance, and subjective judgments by the Compensation Committee based on factors such as development and execution of strategic plans, changes in areas of responsibility, the development and management of employees and participation in industry, regulatory or political initiatives beneficial to our business. The Compensation Committee does not, however, assign specific weights to these various quantitative and qualitative factors in reaching its decisions

Bonus Compensation.

Cash bonuses are intended to provide exempt level employees, including executive officers, with an opportunity to receive additional cash compensation, but only if earned based on individual performance and CPHC’s financial performance. Following the completion of each fiscal year, the Compensation Committee initially determines the amount of bonuses to be paid to the Company’s executive officers, after receiving information from the Chief Financial Officer and the Chief Executive Officer regarding CPHC financial performance and reviews of individual performance. Through fiscal 2015, the amount of the bonus has been discretionary, based on Company financial performance in the immediately preceding year, as well as the Compensation Committee’s assessment of individual performance of each executive officer in his or her area of responsibility based on objective and subjective factors. Bonuses determined by the Compensation Committee for executive officers are subject to review and approval by all other independent directors. Bonuses paid to our Named Executive Officers for 2013, 2014, 2015 performance are presented in the Summary Compensation Table.

In 2016 we adopted an Annual Incentive Plan that provides for performance based compensation. Under the Annual Incentive Plan, the discretionary approach used in prior years will be replaced with performance measures established in the first quarter of each year under which our officers and other key employees will have a defined opportunity, fixed as a percentage of their base compensation, to earn an annual bonus, if actual achievement compared to performance goals justifies a payment.

Long Term, Equity Based Compensation.

In 2014 and early years the Company provided long-term, equity-based incentive compensation through discretionary grants of deferred stock and stock options to executive officers and key employees under the shareholder-approved Stock Plan (the “Stock Plan”). In 2014, the Named Executive Officers received awards of deferred stock which provided for the issuance of an aggregate of 9,000 shares of common stock vesting at the rate of 25% per year over a four year period beginning March 18, 2015. These awards represented 38% of all 2014 deferred stock awards to officers and key employees.

In March 2016 we adopted a Long Term Incentive Plan (the “LTI Plan”) that provides for performance-based compensation based on achievement over multi-year periods. The LTI Plan is integrated into our existing Stock Plan and will replace our discretionary approach to long-term equity compensation. Beginning in 2016, the Committee will determine performance measures and establish performance goals for a three year period in the first quarter of each year and established opportunities, for our officers and other key employees to earn long-term incentive compensation as a percentage of their base compensation. At the end of each three year period, to the extent actual achievement over the three year period meets or exceeds performance goals set at the beginning, the officers and other key employees will be issued shares of Company common stock.

Retirement Plans.

The Company has established a 401(k) Plan. The Named Executive Officers may participate in the 401(k) Plan on the same basis as all other employees of the Company. The Company currently makes matching contributions of Company common stock equal to 50% of the first 6% the employee contributes from his or her compensation to the 401(k) Plan.

COMPENSATION OF EXECUTIVES

Summary Compensation Table

The following table shows information concerning compensation earned for services in all capacities during 2015, 2014, and 2013 for (i) Randall D. Sampson, who was our Chief Executive Officer in 2015, 2014, and 2013; and (ii) the two next most highly compensated executive officers of our Company whose total compensation was at least $100,000 in 2015 (together referred to as our “Named Executive Officers”).

Name and Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)	Equity Incentive Awards ($)	All Other Compensation ($)(4)	Total ($)
Randall D. Sampson	2015	244,281	38,475	0	0	16,734	299,490
President and Chief Executive Officer	2014	237,427	34,000	–	41,600 (2)	17,097	330,124
	2013	230,879	11,610	–	-	14,192	256,681
David C. Hansen	2015	176,251	19,828	0	0	2,739	198,818
Vice President of Finance and Chief Financial Officer	2014	171,307	23,126		26,000 (2)	3,102	223,535
	2013	166,583	9,995	–	-	2,599	179,177
Eric A. Halstrom	2015	144,663	19,240	0	0	2,739	166,642
Vice President of Racing Operations	2014	141,077	16,753	–	26,000 (2)	2,076	185,906
	2013	29,231	1,754	–	20,200 (3)	0	49,431

(1)	Represents bonuses paid to the Named Executive Officers under a discretionary bonus program, which are reported for the years in which the related services were performed.

(2)	On March 18, 2014 the Named Executive Officers received awards of deferred stock that vest ratably over four years beginning March 18, 2015. The values expressed represent the aggregate grant date fair value for this deferred stock as determined pursuant to Accounting Standards Codification 718, Compensation – Stock Compensation (“ASC 718”), utilizing the assumptions discussed in Note 1, “Summary of Accounting Policies,” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

(3)	On November 11, 2013, Mr. Halstrom received an award of deferred stock that vests ratably over three years. The values expressed represents the aggregate grant date fair value for this deferred stock as determined pursuant to Accounting Standards Codification 718, Compensation – Stock Compensation (“ASC 718”), utilizing the assumptions discussed in Note 1, “Summary of Accounting Policies,” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

(4)	The components of this amount include the Company’s match for 401(k) plan contributions, Company paid premium on executive term life insurance, income tax preparation fees and a Company car allowance.

Employment Arrangements with Named Executive Officers and Post-Employment Compensation

We do not have any employment agreements with any of our executive officers, each of whom serves “at will.” Additionally, we do not have any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to the Named Executive Officer at, following, or in connection with any termination or change-in-control.

Other Compensation

The Company does not pay its executive officers compensation other than as described above. In particular the Company does not provide for personal benefits or perquisites (“perks”) as a significant element of compensation of the Named Executive Officers, in particular, or employees of the Company generally.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning option awards outstanding to certain Named Executive Officers at December 31, 2015.

	Number of Securities Underlying Unexercised Options
Name	Exercisable (#)	Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Randall D. Sampson	15,000 (1)		6.00	04/23/2019
	15,000 (2)		8.28	02/25/2020
David C. Hansen	7,500 (1)		6.00	04/23/2019
	10,000 (2)		8.28	02/25/2020

(1)	Represents options that were granted on April 23, 2009 that are fully vested and expire ten years from the date of grant.

(2)	Represents options that were granted on February 25, 2010 that are fully vested and expire ten years from the date of grant.

DIRECTOR COMPENSATION

Cash Compensation

Each non-employee director receives a retainer paid at the annual rate of $30,000 for service as a director. In addition, non-employee directors receive compensation for service on Board committees. Members of the Audit Committee receive a retainer paid at the annual rate of $8,000, and the Chair of the Audit Committee receives an additional retainer paid at the annual rate of $4,000. Members of the Compensation Committee receive a retainer paid at the annual rate of $4,000, and the Chair of the Compensation Committee receives an additional retainer paid at the annual rate of $4,000. In addition, in recognition of their additional responsibilities and duties, the Chair and Vice-Chair receive, respectively, monthly payments of $2,083 and $1,583 for their service in these respective capacities.

Equity Compensation

Non-employee members of our Board receive equity compensation pursuant to the terms of the Company’s Stock Plan. Under the Stock Plan, the Board has the authority to determine prior to each annual meeting of shareholders equity compensation to be paid to each non-employee director elected or re-elected at such annual meeting, including (1) whether the equity compensation should be in the form of an award of restricted stock or an award of non-qualified stock options (NQSOs), or both, and (2) the number of shares covered by the award or awards. Any awards of restricted stock, or NQSOs, or both, become effective and are paid to those individuals elected or re-elected as non-employee directors at the annual meeting of shareholders following the Board determination. Any award will not vest unless the non-employee director continues to as serve a director until the next following annual meeting of shareholders, and resale of the restricted stock or shares acquired upon exercise of the NQSOs may not occur until two years after the date of the annual meeting at which the awards were effective. Pursuant to Board action on June 4, 2015, each non-employee director received an award of 2,788 shares of restricted stock.

The following table presents, the cash and other compensation paid by us to each non-employee member of our Board of Directors in 2015:

Name(1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Total ($)

Curtis A. Sampson	$55,000	$30,000	$85,000

Dale H. Schenian	$49,000	$30,000	$79,000

Patrick R. Cruzen	$46,000	$30,000	$76,000

Carin J. Offerman	$46,000	$30,000	$76,000

Burton F. Dahlberg	$38,000	$30,000	$68,000

(1)	Randall D. Sampson, our President and CEO, receives no additional compensation for service as a director.

(2)	Represents a combination of retainers and committee fees received in 2015 as described above.

(3)	Represents restricted stock granted on June 4, 2015, that vests 100% on June 4, 2016 and will be subject to restrictions on resale for an additional year. The values expressed represent the aggregate grant date fair value for these fiscal 2015 restricted stock awards as determined pursuant to Accounting Standards Codification 718, Compensation – Stock Compensation (“ASC 718”), utilizing the assumptions discussed in Note 5, “Stock Based Compensation,” in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, based upon information available as of April 6, 2016, the beneficial ownership of shares of our common stock (i) by each person known by us to own of record or beneficially five percent or more of our common stock, (ii) by the Named Executive Officers listed in the Summary Compensation Table below, (iii) by each of our directors and director nominees; and (iv) by all of our current executive officers and directors as a group. Unless otherwise indicated, the persons listed below may be contacted by mail at 1100 Canterbury Road, Shakopee, Minnesota 55379.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)(2)		Percent of Class(1)(2)

Gabelli Asset Management, Inc.
One Corporate Center	1,058,960	(3)	24.9%
Rye, New York 10580-1435
Curtis A. Sampson	870,930	(4)	20.3%
Randall D. Sampson †	618,092	(5)	14.4%
Dale H. Schenian	508,148	(6)	11.9%
Carin J. Offerman	97,350		2.3%
David C. Hansen †	31,330		0.7%
Burton F. Dahlberg	29,571		0.7%
Patrick R. Cruzen	26,100		0.6%
Eric A. Halstrom †	4,361		0.1%
All current directors and executive officers as a group (10 persons)	2,260,091		51.3%

†	Named Executive Officer.

(1)	Shares not outstanding but deemed beneficially owned by virtue of the right of a person or group to acquire them within 60 days of April 6, 2016 are treated as outstanding only when determining the amount and percent owned by that person or group.

(2)	Includes the following number of shares that could be purchased upon exercise of stock options exercisable within sixty days of April 6, 2016: Mr. C. Sampson, 18,000 shares; Mr. Schenian, 18,000 shares; Mr. R. Sampson, 30,000 shares; Ms. Offerman, 18,000 shares; Mr. Hansen, 17,500 shares; Mr. Cruzen, 12,000 shares; Mr. Dahlberg, 12,000 shares; and all director and officers as a group, 142,750 shares.

(3)	Based upon Amendment 18 to Schedule 13D filed by GAMCO Investors, Inc. on September 30, 2015, which includes shares beneficially owned by Gabelli Funds, GAMCO Asset Management, Teton Advisors, Inc., Gabelli Securities, Inc. and MJG Associates, Inc.

(4)	Includes 11,300 shares held by Mr. C. Sampson’s spouse as to which beneficial ownership is disclaimed. Also includes 342,200 shares owned by the Marian Arlis Sampson 2012 Family Irrevocable Trust. Marian Arlis Sampson is Mr. C. Sampson’s spouse.

(5)	Includes 342,200 shares owned by the Marian Arlis Sampson 2012 Family Irrevocable Trust. Mr. R. Sampson is trustee of this trust, but disclaims beneficial ownership of any shares held by the trust.

(6)	Includes 33,000 shares held by Mr. Schenian’s spouse as to which beneficial ownership is disclaimed.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since the beginning of 2015, we have not entered into any transaction, and there are no currently proposed transactions, in which we were or are to be a participant and in which any related person had or will have a direct or indirect material interest.

Our Audit Committee Charter provides that the Audit Committee is responsible for reviewing, approving and providing oversight in regard to related party transactions. Our Code of Conduct also prohibits our employees, including our executive officers, and our directors from engaging in conflict of interest transactions, certain of which may be also be transactions in which we and a related person has or will have a direct or indirect material interest. By its charter, the Audit Committee is empowered to periodically review the Code of Conduct, as well as any other programs established to monitor compliance with any CPHC codes of conduct or business ethics policies established in the future.

While we do not have a written policy regarding the standards to be applied by our Audit Committee in reviewing conflict of interest transactions, Minnesota law establishes a procedure to be applied to such transactions which focuses on full disclosure of all of the material facts of the transaction to the Audit Committee, approval of the transaction by disinterested directors, and a showing that the transaction was fair and reasonable to the Company at the time it was authorized, approved, or ratified. We believe the Audit Committee would apply these same standards to any potential transaction in which the Company was a participant and in which any related person had or would have a direct or indirect material interest.

Director Independence. The Board of Directors has adopted director independence guidelines that are consistent with the definitions of “independence” set forth in NASDAQ’s listing standards. In accordance with these guidelines, the Board of Directors has reviewed and considered facts and circumstances relevant to the independence of each of our directors and director nominees and has determined that, each of the following directors qualifies as “independent” under NASDAQ listing standards: Patrick R. Cruzen, Burton F. Dahlberg, Carin J. Offerman, and Dale H. Schenian. Our directors Curtis A. Sampson and Randall D. Sampson are not independent under NASDAQ listing standards. Randall D. Sampson does not qualify as independent because he is our President and Chief Executive Officer. Curtis A. Sampson does not qualify as independent under the NASDAQ listing standards because he is an immediate family member (father) of Randall D. Sampson.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT COMMITTEE REPORT

The Audit Committee of the Board of Directors, consisting of Patrick Cruzen (Chair), Burton Dahlberg, and Carin Offerman, held 4 meetings during 2015 with management and Wipfli, LLP, our independent registered public accounting firm (Wipfli). These meetings were designed to facilitate and encourage private communication between the Audit Committee and our independent registered public accounting firm.

The Audit Committee reviewed and discussed the audited financial statements of the Company for the year ended December 31, 2015 with management and Wipfli at its meeting on March 25, 2016. Management represented to the Audit Committee that our consolidated financial statements were prepared in accordance with generally accepted accounting principles, and the Audit Committee has reviewed and discussed the consolidated financial statements with management and the independent registered public accounting firm. The discussions with Wipfli also included the matters required to be discussed by the applicable auditing standards as periodically amended (including significant accounting policies, alternative accounting treatments and estimates, judgments and uncertainties).

Wipfli also provided to the Audit Committee the written disclosures and the letter regarding its independence required by PCAOB Auditing Standard No. 16. This information was discussed with the Audit Committee.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that our audited consolidated financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2015 for filing with the Securities and Exchange Commission.

Fees Billed and Paid to Independent Registered Public Accounting Firms

The table below provides a summary of fees paid to Wipfli for professional services rendered in the two fiscal years ended December 31, 2015 and 2014, and to our former auditor, Grant Thornton LLP, in 2014.

	2015	2014	2014
Fee Category	Wipfli, LLP	Wipfli, LLP	Grant Thornton, LLP
Audit Fees	$107,000	$100,000	$52,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	19,000	3,000
Total Fees	$126,000	$103,000	$52,000

Audit Fees. This category consists of fees billed for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports and auditing of our benefit plans. The amount paid to Grant Thornton, LLP in fiscal year 2014 includes the fee to issue a consent to the inclusion of its report dated March 31, 2014 with respect to our fiscal year 2013 financial statements in our Annual Report on From 10-K for the year ended December 31, 2014.

Audit-Related Fees. This category consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not otherwise reported under “Audit Fees.” The Company paid no audit-related fees to Wipfli in 2015 or 2014 or to Grant Thornton, LLP in 2014.

Tax Fees. This category consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance and acquisitions. The Company paid no tax fees to Wipfli in 2015 or 2014 or to Grant Thornton, LLP in 2014.

All Other Fees. This category consists of all fees paid to the independent registered public accounting firm for matters than the three listed above. The Company paid Wipfli for internal audits of our Bank Security Act program in 2015 and agreed upon review procedures required under a major contract with a third party in 2015 and 2014. The Company paid no other fees to Grant Thornton, LLP in 2014.

Audit Committee Pre-approval Policies and Procedures

In addition to approving the engagement of the independent registered public accounting firm to audit our consolidated financial statements, it is the policy of the Audit Committee to approve all uses of that firm for non-audit services prior to any engagement. To minimize relationships that could appear to impair the objectivity of the independent registered public accounting firm¸ it is the policy of the Audit Committee to restrict the non-audit services that may be provided to us by our independent registered public accounting firm to services that clearly would not compromise the independence of the firm.

PART IV

ITEM 15.	EXHIBITS

(1) Exhibits — The exhibits filed herewith are set forth on the Exhibit Index filed as a part of this report beginning immediately following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2016	CANTERBURY PARK HOLDING CORPORATION

	By	/s/ Randall D. Sampson
Randall D. Sampson
President and Chief Executive Officer

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer	Filed herewith

32	Section 1350 Certification.	Filed herewith

