Form 10-Q
period 2016-03-31
CANTERBURY PARK HOLDING CORP
filed 2016-05-16
CIK 926761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number: 001-31569

CANTERBURY PARK HOLDING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	41-1775532
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

The Company had 4,275,939 shares of common stock, $.01 par value, outstanding as of May 1, 2016.

1

Canterbury Park Holding Corporation

2

PART 1 – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,867,465	$8,274,112
Restricted cash	1,997,654	1,563,058
Short-term investments	205,192	205,192
Accounts receivable, net of allowance of $28,000 for both periods	467,862	155,861
Inventory	284,337	253,334
Prepaid expenses	323,378	396,705
Income taxes receivable	143,574	355,060
Total current assets	13,289,462	11,203,322

LONG-TERM ASSETS
Deposits	25,000	20,000
Land, buildings and equipment, net of accumulated depreciation of $26,028,680 and $25,538,147, respectively	34,519,815	34,117,760
	$47,834,277	$45,341,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of capital lease obligations	$591,960	$585,563
Accounts payable	4,179,475	2,710,661
Card Casino accruals	2,240,313	1,759,314
Accrued wages and payroll taxes	1,471,871	1,370,577
Accrued property taxes	887,807	711,482
Payable to horsepersons	257,033	171,355
Total current liabilities	9,628,459	7,308,952

LONG-TERM LIABILITIES
Capital lease obligations - long term portion	2,410,734	2,592,731
Deferred income taxes	2,258,600	2,341,900
Total long-term liabilities	4,669,334	4,934,631
TOTAL LIABILITIES	14,297,793	12,243,583

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,241,370 and 4,238,430, respectively, shares issued and outstanding	42,410	42,383
Additional paid-in capital	18,147,863	18,019,658
Retained earnings	15,346,211	15,035,458
Total stockholders’ equity	33,536,484	33,097,499
	$47,834,277	$45,341,082

See notes to condensed consolidated financial statements

3

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
OPERATING REVENUES:
Pari-mutuel	$1,395,377	$1,370,267
Card Casino	7,119,121	6,840,627
Food and beverage	1,080,901	1,003,690
Other	823,414	692,295
Total Revenues	10,418,813	9,906,879
Less: Promotional allowances	(25,502)	(25,841)
Net Revenues	10,393,311	9,881,038

OPERATING EXPENSES:
Purse expense	1,035,655	881,452
Minnesota Breeders’ Fund	147,143	142,826
Other pari-mutuel expenses	291,006	284,270
Salaries and benefits	5,037,356	4,575,758
Cost of food and beverage and other sales	547,023	521,154
Depreciation	576,480	564,105
Utilities	272,046	280,042
Advertising and marketing	219,992	205,608
Other operating expenses	1,743,617	1,763,517
Total Operating Expenses	9,870,318	9,218,732
INCOME FROM OPERATIONS	522,993	662,306
OTHER INCOME:
Interest income	945	616
INCOME BEFORE INCOME TAXES	523,938	662,922
INCOME TAX EXPENSE	(213,186)	(274,242)
NET INCOME	$310,752	$388,680

Basic earnings per share	$.07	$.09
Diluted earnings per share	$.07	$.09
Weighted Average Basic Shares Outstanding	4,258,347	4,209,473
Weighted Average Diluted Shares Outstanding	4,273,851	4,215,874

See notes to condensed consolidated financial statements.

4

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating Activities:
Net income	$310,752	$388,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	576,480	564,105
Stock-based compensation expense	64,018	74,963
Deferred income taxes	(83,300)	(135,000)
Stock appreciation rights	—	82,863
Changes in operating assets and liabilities:
Increase in restricted cash	(434,596)	(723,508)
Increase in accounts receivable	(312,001)	(38,383)
(Increase) decrease in other current assets	37,324	125,275
Decrease (increase) in income taxes (payable) receivable	211,486	(322,758)
Increase in accounts payable	1,333,655	1,237,149
Increase in Card Casino accruals	480,999	656,208
Increase in accrued wages and payroll taxes	101,294	66,629
Increase in accrued property taxes	176,325	161,070
Increase in payable to horsepersons	85,678	61,258
Net cash provided by operating activities	2,548,114	2,198,551

Investing Activities:
Additions to buildings and equipment	(843,293)	(1,448,061)
Purchase of investments	—	(218)
Net cash used in investing activities	(843,293)	(1,448,279)

Financing Activities
Proceeds from issuance of common stock	64,132	33,495
Principal payments on capital lease obligations	(175,600)	—
Net cash provided by (used in) financing activities	(111,468)	33,495

Net increase (decrease) in cash and cash equivalents	1,593,353	783,767

Cash and cash equivalents at beginning of period	8,274,112	8,761,925

Cash and cash equivalents at end of period	$9,867,465	$9,545,692

Supplemental disclosure of non-cash investing and financing activities:
Additions to buildings and equipment funded through accounts payable	$266,000	$429,000

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$85,000	$732,000

See notes to condensed consolidated financial statements.

5

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2015, included in its Annual Report on Form 10-K (the “2015 Form 10-K”).

Summary of Significant Accounting Policies – A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2015. There were no material changes in significant accounting policies during the quarter ended March 31, 2016.

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) – The Minnesota Pari-mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, approximately $886,000 and $505,000 for the three months ended March 31, 2016 and 2015, respectively, related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company, and therefore are not recorded on the Company’s Consolidated Balance Sheet.

Recent Accounting Pronouncement –In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects related to share-based payments. Previously, tax benefits in excess of compensation cost (“windfalls”) were recorded as an increase to shareholders’ equity. Under the new ASU, windfalls are recorded as a component of income tax expense. ASU 2016-09 also requires that tax-related cash flows resulting from share-based payments be reported as a part of cash flows from operating activities. The Company believes the adoption of this ASU will not have a material impact on our financial statements or diluted earnings per share.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance will become effective for annual periods beginning after December 15, 2017 and will be applied retrospectively to each period presented or as a cumulative- effect adjustment as of the date of adoption. We are assessing the impact of the new accounting guidance and currently cannot estimate the financial statement impact of adoption.

2.	STOCK-BASED COMPENSATION

Stock-based compensation is recorded at fair value as of the date of grant and included in the salaries and benefits expense line item on the Condensed Consolidated Statements of Operations and amounted to $64,000 and $75,000 for the three months ended March 31, 2016 and 2015, respectively.

Adoption of Long Term Incentive Plan and Award of Deferred Stock

Effective March 30, 2016, the Board of Directors of the Company approved a new plan for long-term incentive compensation of the Company’s named executive officers (NEOs) and other Senior Executives called the Canterbury Park Holding Corporation Long Term Incentive Plan (the “LTI Plan”). The LTI Plan authorizes the grant of Long Term Incentive Awards that provide an opportunity to NEOs and other Senior Executives to receive a payment in cash or shares of the Company’s common stock to the extent of achievement at the end of a period greater than one year (the “Performance Period”) as compared to Performance Goals established at the beginning of the Performance Period. The LTI is a sub-plan of the Company’s Stock Plan which authorizes the grant of Deferred Stock awards that represent the right to receive Company common stock if conditions specified in the awards are satisfied.

Effective March 30, 2016, the Board approved granting opportunities to Company officers and key employees to earn long-term incentive compensation under the LTI Plan. Each officer and key employee was granted an Incentive Award (that was also a Deferred Stock Award under the Stock Plan) which provided an opportunity to receive a payout of shares of the Company’s common stock to the extent of achievement compared to Performance Goals at the end of the period beginning January 1, 2016 and ending December 31, 2018. Pursuant to these awards the Company has reserved 24,000 shares that potentially may be issued under the Deferred Stock Awards. Further information regarding the LTI Plan and the awards approved effective March 30, 2016 is presented under Item 5.02 in the Company’s Report on Form 8-K for March 30, 2016 (filed April 5, 2016), which information is incorporated herein by reference.

Board of Directors Stock Option and Restricted Stock Grants

The Company’s Stock Plan authorizes annual grants of restricted stock or stock options, or both, to non-employee members of the Board of Directors at the time of the time of the Company’s annual shareholders meeting as determined by the Board prior to each such meeting. Options granted under the Plan generally expire 10 years after the grant date. Restricted stock grants generally vest 100% one year after the date of the annual meeting in the prior year, are subject to restrictions on resale for an additional year, and are subject to forfeiture if a board member terminates prior to the shares vesting. As of March 31, 2016, 13,940 shares with a weighted average fair value of $10.76 per share, that were reserved for issuance under a restricted stock award in June 2015 were not vested.

Employee Stock Option Grants

The Company has granted incentive stock options to employees pursuant to the Company’s Stock Plan with an exercise price equal to the market price on the date of grant. The options vest over a 42-month period and expire in 10 years.

A summary of stock option activity as of March 31, 2016 and changes during the three months ended is presented below:

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Grant Date Fair Value

Outstanding at January 1, 2016	223,002	$9.3
Granted	—	—
Exercised	—	—
Expired/Forfeited	(30,000)	14.43
Outstanding at March 31, 2016	193,002	$8.50	3.3 Years	$1,640,862

Exercisable at March 31, 2016	193,002	$8.50	3.3 Years	$1,640,862

Deferred Stock Awards

Prior to January 1, 2016 the Company’s Board awarded deferred compensation to executive officers and key employees that were not performance-based in the form of Deferred Stock awards under the Company’s Stock Plan. Such deferred stock awards are subject to forfeiture if an employee terminates employment prior to the vesting. Generally, the awards vest ratably over a four-year period and compensation costs are recognized over the vesting period. Compensation costs are recorded in “Salaries and benefits” on the Condensed Consolidated Statements of Operations. As of March 31, 2016, 23,875 shares were not vested with a weighted average fair value of $10.31 per share.

3.	NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the three months ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015
Net income (numerator) amounts used for basic and diluted per share computations:	$310,752	$388,680

Weighted average shares (denominator) of common stock outstanding:
Basic	4,258,347	4,209,473
Plus dilutive effect of stock options	15,504	6,401
Diluted	4,273,851	4,215,874

Net income per common share:
Basic	$.07	$.09
Diluted	.07	.09

Options to purchase 45,000 shares of common stock at an average price of $12.80 per share were outstanding but not included in the computation of diluted net income per share for the three months ended March 31, 2016 because the options were out of the money at March 31, 2016.

Options to purchase 75,000 shares of common stock at an average price of $13.45 per share were outstanding but not included in the computation of diluted net income per share for the three and three months ended March 31, 2015 because the options were out of the money at March 31, 2015.

4.	GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000 and expires on September 30, 2016. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the three months ended March 31, 2016 or the year ended December 31, 2015. The credit agreement contains covenants requiring the Company to maintain certain financial ratios and limits capital lease obligations up to $250,000. The Company was in compliance with these requirements, after receiving a limited waiver for the capital lease obligation exception, for the three months ended March 31, 2016.

5.	OPERATING SEGMENTS

The Company has three reportable operating segments: horse racing, card casino, and food and beverage. The horse racing segment primarily represents simulcast and live horse racing operations. The Card Casino segment represents operations of Canterbury Park’s Card Casino, and the food and beverage segment represents food and beverage operations provided during simulcast and live racing, in the Card Casino, and during special and other catering and events operations. The Company’s reportable operating segments are strategic business units that offer different products and services. They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services. The Minnesota Racing Commission regulates the horse racing and Card Casino segments.

Depreciation, interest and income taxes are allocated to the segments, but no allocation is made to food and beverage for shared facilities. However, the food and beverage segment pays approximately 25% of gross revenues earned on live racing and special event days to the horse racing segment for use of the facilities.

The following tables provide information about the Company’s operating segments (in 000’s):

	Three Months Ended March 31, 2016
	Horse Racing	Card Casino	Food and Beverage	Total

Net revenues from external customers	$2,179	$7,119	$1,095	$10,393

Intersegment revenues	83	—	306	389

Net interest income	1	—	—	1

Depreciation	436	106	34	576

Segment (loss) income before income taxes	(435)	1,010	8	583

	At March 31, 2016
Segment Assets	$46,247	$690	$17,520	$64,457

	Three Months Ended March 31, 2015
	Horse Racing	Card Casino	Food and Beverage	Total

Net revenues from external customers	$2,035	$6,841	$1,005	$9,881

Intersegment revenues	67	—	328	395

Net interest income	1	—	—	1

Depreciation	428	106	30	564

Segment (loss) income before income taxes	(445)	1,121	151	827

	At December 31, 2015
Segment Assets	$44,283	$795	$17,303	$62,381

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Three Months Ended March 31,
	2016	2015
Revenues
Total net revenues for reportable segments	$10,782	$10,276
Elimination of intersegment revenues	(389)	(395)
Total consolidated net revenues	$10,393	$9,881

Income before income taxes
Total segment income before income taxes	$583	$827
Elimination of intersegment income before income taxes	(59)	(164)
Total consolidated income before income taxes	$524	$663

	March 31,	December 31,
	2016	2015
Assets
Total assets for reportable segments	$64,457	$62,381
Elimination of intercompany receivables	(16,623)	(17,040)
Total consolidated assets	$47,834	$45,341

6.	COMMITMENTS AND CONTINGENCIES

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

On December 14, 2015, the Company entered into a five-year lease agreement for approximately 32 acres of land adjacent to the Racetrack. The lease payments are payable monthly at $58,533, with an interest rate of 4.0% and a maturity date of December 15, 2020. Title to the land will transfer to the Company at the end of the lease or when all payments have been made, if earlier. As of March 31, 2016, the capital lease obligation totaled approximately $3,003,000.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at March 31, 2016 and as of the date of this report will not have a material impact on the Company’s consolidated financial positions or results of operations.

7.	COOPERATIVE MARKETING AGREEMENT

As discussed in Note 6, on June 4, 2012, the Company entered into the CMA with the SMSC. The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s thoroughbred and quarter horse industry. Under the CMA, as amended, this is achieved through “Purse Enhancement Payments to Horsemen” paid directly to the MHBPA. Such payments have no direct impact on the Company’s consolidated financial statements or operations.

Under the terms of the CMA, the SMSC paid the horsemen $6.7 million and $6.2 million in the first three months of 2016 and 2015, respectively, primarily for purse enhancements for the live race meets in the respective years.

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events. Under the CMA, the SMSC paid the Company $1,197,000 and $944,000 for marketing purposes during the three months ended March 31, 2016 and 2015, respectively.

During January 2015 and 2016, the CMA was amended to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.” SMSC has currently agreed to make the following purse enhancement and marketing payments for 2017 through 2022:

Year	Purse Enhancement Payments to Horsemen[1]	Marketing Payments to Canterbury Park
2017	$7,466,910	$1,317,690
2018	7,650,000	1,350,000
2019	7,650,000	1,350,000
2020	7,650,000	1,350,000
2021	7,650,000	1,350,000
2022	7,650,000	1,350,000

[1] Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the three months ended March 31, 2016, the Company recorded $126,000 in other revenue and incurred $69,000 in advertising and marketing expense and $57,000 in depreciation related to the SMSC marketing payment. For the three months ended March 31, 2015, the Company recorded $65,000 in other revenue and incurred $8,000 in advertising and marketing expense and $57,000 in depreciation related to the SMSC marketing payment. The excess of amounts received over revenue is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheets.

Under the CMA, the Company agreed for the term of the CMA that it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

As part of the CMA, and pursuant to a related SAR Agreement dated June 14, 2012, the Company issued stock appreciation rights to the SMSC. For the three months ended March 31, 2015, the Company recognized $83,000 of expense related to these stock appreciation rights, of which $83,000 was recorded as an offset to other revenue. On July 30, 2015, the Company sold the land and buildings related to the Shakopee Valley RV Park located in Shakopee, Minnesota to SMSC for $100,000 plus the cancellation of the vested and unvested SARs. As a result, there was no expense for the three months ended March 31, 2016.

8.	SUBSEQUENT EVENTS

On May 13, 2016, the Company completed the land sale and purchase transactions that were structured as a “deferred exchange using a qualified intermediary” pursuant to Internal Revenue Code (IRC) Section 1031 exchange (“1031 Exchange”) for income tax purposes. The Company sold approximately 24 acres of land adjacent to the Racetrack for $4.3 million. As a result of the sale, the Company received approximately $1.1 million in cash and the remaining amount will be a promissory note in the amount of $3.2 million. In addition, the Company purchased approximately 32 acres of land adjacent to the Racetrack with a total purchase price of $4.9 million. As a result, the Company paid off the remaining capital lease obligation in the amount of $3.0 million.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Canterbury Park Holding Corporation, our operations, our financial results and financial condition and our present business environment. This MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes to the financial statements (the “Notes”).

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

Operations Review for the Three Months Ended March 31, 2016 and March 31, 2015:

EBITDA

EBITDA represents earnings before interest income, income tax expense, and depreciation and amortization.

EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance or cash flows from operating activities as a measure of liquidity. EBITDA has been presented as a supplemental disclosure because it is widely used measures of performance and basis for valuation of companies in our industry. Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA (defined above), which is a non-GAAP measure, for the three months ended March 31, 2016 and 2015:

Summary of EBITDA Data

	Three Months Ended March 31,
	2016	2015
NET INCOME	$310,752	$388,680
Interest income	(945)	(616)
Income tax expense	213,186	274,242
Depreciation	576,480	564,105
EBITDA	$1,099,473	$1,226,411

EBITDA decreased $127,000, or 10.4%, and decreased as a percentage of net revenues to 10.6% from 12.4% for the three months ended March 31, 2016 as compared to the same period in 2015. The decrease is primarily due to decreased net income and income tax expense as compared to the same period in 2015.

Revenues:

Total net revenues increased $512,000, or 5.2%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. This increase is primarily attributable to increases in Card Casino and food and beverage revenue of 4.1% and 7.7%. The following discussion provides further information regarding our operating revenues.

Pari-mutuel Data and Simulcasting Revenues:

As indicated in the table below, total handle wagered increased $29,000, or 0.5%, in the three months ended March 31, 2016 compared to the same period last year. The increase is primarily attributable to one extra simulcast racing day.

	Three Months Ended March 31,
	2016	2015
Simulcast racing days	91	90
Simulcast handle	$6,315,000	$6,286,000
Average daily handle	69,000	70,000

Pari-mutuel revenue increased $25,000, or 1.8%, from $1,370,000 to $1,395,000 in the three months ended March 31, 2016 compared to the same period in 2015.

Card Casino Revenue:

	Three Months Ended March 31,
	2016	2015
Poker Games	$2,468,000	$2,477,000
Table Games	3,985,000	3,781,000
Total Collection Revenue	6,453,000	6,258,000
Other Revenue	666,000	583,000
Total Card Casino Revenue	$7,119,000	$6,841,000

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

As indicated in the table above, total Card Casino revenue increased $278,000 or 4.1%, for the three months ended March 31, 2016 compared to the same period in 2015. Table games collection revenue increased $204,000, or 5.4% compared to the first three months of 2015. Management believes the increase in table games collection revenue was due to the continued effectiveness of our customer relationship management system through targeted direct marketing and player acquisition, an increase in catering and event attendance, and a strengthening economy.

Food and Beverage Revenue:

Food and beverage revenue increased $77,000, or 7.7%, from $1,004,000 to $1,081,000 three months ended March 31, 2016 compared to the same period in 2015, primarily due to an increase in prices for catering and events.

Other Revenue:

Other revenue increased $131,000, or 18.9% for the three months ended March 31, 2016 compared to the same period in 2015. This increase is primarily due to increased advertising revenue payments under the CMA agreement for joint marketing efforts.

Operating Expenses:

Total operating expenses increased $651,000, or 7.1%, for the three months ended March 31, 2016 compared to the same period in 2015. The following paragraphs provide further detail regarding operating expenses.

Purse expense increased $154,000, or 17.5%, for the three months ended March 31, 2016 compared to the same period in 2015. The change is primarily due to a change in the statutory formula by which our purse expense is determined. Pursuant to legislation that took effect January 1, purse rates are now determined based on a single rate, rather than the variable rate depending on the time of the year that was previously in effect. This change will cause our purse expense to be higher in the first and fourth quarters and lower in the second and third quarters when compared to payments calculated under the previous statutory structure. However, the change is not expected to have any material impact on our purse expense on an annual basis.

Salaries and benefits increased $461,000, or 10.1%, for the three months ended March 31, 2016 compared to the same period in 2015. The increase is primarily due to the State of Minnesota mandated increase in the minimum wage from $8.00 per hour to $9.00 per hour that became effective August 1, 2015 and adding personnel to support catering and events initiatives.

Cost of food and beverage and other sales expense increased $26,000, or 5.0%, three months ended March 31, 2016, compared to the same period in the prior year. The increase is primarily due to the increased level of food and beverage sales.

Advertising and marketing costs increased $14,000, or 6.8%, for the three months ended March 31, 2016, compared to the same period in the prior year. This increase is primarily due to increased marketing expenditures funded by marketing payments received under the CMA, including marketing expense to fund an area wide marketing initiative called RiverSouth, which is designed to increase visitors to Shakopee’s entertainment, hospitality and retail businesses.

Contingencies:

The Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community which became effective on June 4, 2012, and was amended in January 2015 and 2016. The CMA contains certain covenants which, if breached, would trigger an obligation to repay a specified amount related to such covenant. At this time, management believes that the likelihood that the breach of a covenant would occur and that the Company would be required to pay the specified amount related to such covenant is remote.

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

Liquidity and Capital Resources:

Net cash provided by operating activities for the three months ended March 31, 2016 was $2,683,000 primarily as a result of the following: The Company reported net income of $311,000 and depreciation of $576,000. The Company also experienced an increase in accounts payable of $1,469,000 and Card Casino accruals of $481,000. This was partially offset by an increase in restricted cash of $435,000 and account receivables of $312,000.

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

Net cash used in investing activities for the first three months of 2016 was $978,000, primarily for a variety of equipment purchases and building remodel projects. Net cash used in investing activities for the first quarter of 2015 of $1,448,000 was used primarily for a variety of equipment purchases and building remodel projects.

Net cash used in financing activities during the first three months of 2015 was $111,000, primarily for principal payments of capital lease obligations, partially offset by proceeds from purchases of stock through the Employee Stock Purchase Plan and proceeds received upon the exercise of stock options. Net cash provided by financing activities during the first three months of 2015 consisted of purchases of stock through the Employee Stock Purchase Plan and proceeds received upon the exercise of stock options of $33,000.

The Company has a general credit and security agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000 and expires on September 30, 2016. The line of credit is collateralized by all receivables, inventory, equipment, general intangibles, products and proceeds, together with all other assets and properties of the Company. The Company had no borrowings under the credit line during the three months ended March 31, 2016 or the year ended December 31, 2015. The credit agreement contains covenants requiring the Company to maintain certain financial ratios and limits capital lease obligations to $250,000. The Company was in compliance with these requirements, after receiving a limited waiver for the capital lease obligation exception, for the three months ended March 31, 2016.

The Company’s cash and cash equivalent balance at March 31, 2016 was $ 9.9 million compared to $ 8.3 million at December 31, 2015. The Company believes that unrestricted funds available in its cash accounts, amounts available under its revolving line of credit, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements for regular operations, as well as predevelopment expenses during 2016. However, if the Company engages in real estate development, additional financing maybe required.

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

Our significant accounting policies are included in Note 1 to our consolidated financial statements in our 2015 Annual Report on Form 10-K. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 72.2% of our total assets at March 31, 2016. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows. If the sum of the related expected future net cash flows is less than the carrying value, management would determine how much of an impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. To date, we have determined that no impairment of these assets exists.

Stock-Based Compensation – Accounting guidance requires recognition of services provided in exchange for a share-based payment based on the grant date fair market value. We utilize our judgment in determining the assumptions used to determine the fair value of equity instruments granted using a Black-Scholes model.

Commitments and Contractual Obligations:

On June 4, 2012, and amended in January 2015 and 2016, the Company entered into the CMA with the SMSC that expires December 31, 2022. See “Cooperative Marketing Agreement” below.

Legislation:

Minimum Wage Legislation

Legislation that was enacted into law in 2014 increased the minimum wage that must be paid to most company employees from $7.25 to $8.00 on August 1, 2014, and from $8.00 to $9.00 per hour on August 1, 2015. A further increase to $9.50 per hour is scheduled for August 1, 2016. In addition, starting January 1, 2018, the minimum wage will increase at the beginning of each year by the rate of inflation with a maximum increase of up to 2.5% per year. Prior to August 1, 2014, the Company employed a large number of individuals who received an hourly wage equal to or slightly above $7.25 per hour. As a result, this legislation had an adverse impact in 2014 and 2015 and will continue to have an adverse impact in 2016 and beyond. We have implemented measures, and will continue to implement measures, to mitigate the impact of this increase by raising our prices or reducing our employee count. However, these measures could themselves have an adverse effect because higher prices and diminished service levels may discourage customers from visiting the Racetrack. To the extent we are not able to implement such price increases and other cost cutting measures, the increase in the minimum wage will adversely affect our net income.

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

Advanced Deposit Wagering Legislation

On March 29, 2016, the Advanced Deposit Wagering (“ADW”) bill was approved by the House of Commerce Committee in the State of Minnesota. The bill will establish licensing criteria and regulatory oversight of ADW providers doing business in the State of Minnesota. This would allow the Minnesota Racing Commission (“MRC”) to regulate pari-mutuel wagering already occurring in Minnesota. The recapture of ADW funds would benefit the Company’s purse funds, the MRC, Minnesota horseracing industry and Minnesota breeders. Currently, the Company is assessing the financial impact and cannot estimate it at this time, if the law is enacted.

Cooperative Marketing Agreement:

On June 4, 2012, the Company entered into the CMA with the SMSC. The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s thoroughbred and quarter horse industry. Under the CMA, as amended, this is achieved through “Purse Enhancement Payments to Horsemen” paid directly to the MHBPA. Such payments have no direct impact on the Company’s consolidated financial statements or operations.

Under the terms of the CMA, the SMSC paid the horsemen $6.7 million and $6.2 million in the first three months of 2016 and 2015, respectively, primarily for purse enhancements for the live race meets in the respective years.

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events. Under the CMA, the SMSC paid the Company $1,197,000 and $944,000 for marketing purposes during the three months ended March 31, 2016 and 2015, respectively.

During January 2015 and 2016, the CMA was amended to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.”

SMSC has currently agreed to make the following purse enhancement and marketing payments for 2017 through 2022:

Year	Purse Enhancement Payments to Horsemen [1]	Marketing Payments to Canterbury Park
2017	$7,466,910	$1,317,690
2018	7,650,000	1,350,000
2019	7,650,000	1,350,000
2020	7,650,000	1,350,000
2021	7,650,000	1,350,000
2022	7,650,000	1,350,000

1 Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the three months ended March 31, 2016, the Company recorded $126,000 in other revenue and incurred $69,000 in advertising and marketing expense and $57,000 in depreciation related to the SMSC marketing payment. For the three months ended March 31, 2015, the Company recorded $65,000 in other revenue and incurred $8,000 in advertising and marketing expense and $57,000 in depreciation related to the SMSC marketing payment. The excess of amounts received over revenue is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheets.

Under the CMA, the Company agreed for the term of the CMA that it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

As part of the CMA, and pursuant to a related SAR Agreement dated June 14, 2012, the Company issued stock appreciation rights to the SMSC. For the three months ended March 31, 2015, the Company recognized $83,000 of expense related to these stock appreciation rights, of which $83,000 was recorded as an offset to other revenue. On July 30, 2015, the Company sold the land and buildings related to the Shakopee Valley RV Park located in Shakopee, Minnesota to SMSC for $100,000 plus the cancellation of the vested and unvested SARs. As a result, there was no expense for the three months ended March 31, 2016.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors reported under Item 1A in the Form 10-K for the year ended December 31, 2015, and the risk factors presented therein are incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable.
(b)	Not Applicable.
(c)	On December 17, 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 12b-18 in open market transactions, block purchases of privately negotiated transactions (the “2008 Stock Repurchase Plan”). From its adoption until August 13, 2012, the Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and, on such date, authorized the repurchase of an additional 100,000 shares of the Company’s common stock. The Company did not repurchase any shares during the third quarter of 2015. The maximum number of shares that may yet be purchased under the above authorizations is 128,781 as of March 31, 2016.

Item 3.	Defaults upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

(a)	The following exhibits are included herein:

11	Statement re computation of per share earnings – See Net Income Per Share under Note 1 of Notes to Consolidated Financial Statements under Part 1, Item 1, which is incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1	Press release dated May 13, 2016 announcing 2016 first quarter financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: May 16, 2016	/s/ Randall D. Sampson
Randall D. Sampson,
President and Chief Executive Officer

Dated: May 16, 2016	/s/ David C. Hansen
David C. Hansen,
Vice President and Chief Financial Officer